Form 10KSB
period 1996-02-29
MAGNA LAB INC
filed 1996-05-29
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended February 29, 1996.

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period From _________ To _______________

     Commission file number 0-21320

                                 Magna-Lab Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                         New York                                  11-3074326
- --------------------------------------------------------------  ----------------
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                                   I.D. Number)

250Z Executive Drive, NY(formerly 950 So. Oyster Bay Road) 11717(formerly 11801)
- ---------------------------------------------------------- ---------------------
          (Address of principal executive offices)               (Zip Code)

                    Issuers telephone number - (516) 595-2111

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
                 None                                    None

Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, $.001 par value per share
                 -----------------------------------------------
                                (Title of Class)

                           Redeemable Class A Warrants
                           ---------------------------
                                (Title of Class)

                           Redeemable Class B Warrants
                           ---------------------------
                                (Title of Class)

                           Redeemable Class E Warrants
                           ---------------------------
                                (Title of Class)

Units, each consisting of one share of Class A Common Stock, $.001 par value per share, one Redeemable Class A Warrant and one Redeemable Class B Warrant
- --------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES  (X)   NO  ( )

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this form 10-KSB          ( )

The issuer's revenues for its most recent fiscal year ended
February 29, 1996:    $ 730,000

The aggregate market value on May 20, 1996 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $10,600,000. As of May 20, 1996, 3,740,616 shares of Class A Common Stock, $.001 par value and 1,849,384 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one)  YES ( )  NO  (X)

DOCUMENTS INCORPORATED BY REFERENCE - Proxy Statement for 1996 Annual Shareholders' meeting

                                     PART I

ITEM 1.  Description of Business

         (a) Business Development

         Magna-Lab Inc. (the "Company") was incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. Prior to February 10, 1992, the activities of Minkoff Research Labs, Inc. (the "Predecessor") can be considered a predecessor to the Company. Minkoff Research Labs, Inc. was formed in October 1989 by Dr. Lawrence Minkoff, the Company's President, Chief Executive Officer and Chairman of the Board, to, among other things, conduct research and development of magnet technologies. In February 1992, the Company was initially funded.

         In October 1992, the Board of Directors approved a split (effective in December 1992) of the Company's shares of approximately 21,532 for one. In December 1992, the Company effected a recapitalization pursuant to which all then outstanding shares of Common Stock were reclassified as Class B Common Stock having 5 votes per share. In April and May of 1993, the Company completed an initial public offering of 1,150,000 units of its equity securities (see "Item 5. Market for Common Equity and Related Stockholder Matters" and Note 6 to Financial Statements) yielding net proceeds of approximately $5.4 million. In July and August 1995, $1,250,000 principal amount of Bridge Notes together with warrants to purchase 625,000 shares of Class A Common Stock and an additional $166,667 in cash were converted into 625,000 shares of Class A Common Stock. In January 1996, the Company completed the public offering of 1,850,000 shares of Class A Common Stock and Class E Warrants to purchase 925,000 shares of Class A Common Stock yielding net proceeds of approximately $4.6 million. In April 1996, the Company's principal executive office was relocated to 250Z Executive Drive, Edgewood, N.Y. 11767 and its telephone number is now 516-595-2111. Prior thereto, the Company's principal executive office was located at 950 South Oyster Bay Road, Hicksville, New York 11801 and its telephone number was 516-575-2111.

         (b) Business of Issuer

General

         The Company has developed and now manufactures and markets the MAGNA-SL(R), the first of the Company's proposed series of anatomy-specific MRI products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. Further, because the Company's scanners are open on three sides and require only the part of the body being scanned to be placed inside the scanner, they should not elicit the claustrophobic responses many patients have to most whole body scanners. Unlike new "open" whole body systems, which use "low-field" magnets, the MAGNA-SL uses a "mid-field" permanent magnet and therefore produces image quality comparable to that of "mid-field" whole body scanners (which the Company believes represent the majority of the MRI market).

         The Company received US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration ("FDA") through submission of a 510(k) premarket notification. The Company has sold and delivered two MAGNA-SL scanners and has received customer deposits for additional scanners. One such sale was made to, and deposits of $540,000 out of total deposits of $555,000 at May 20, 1996 were received from, a related party with which the Company has entered into a sales, marketing and distribution agreement. The sale to the unrelated party resulted in the recognition of a loss due to the Company's agreement to special pricing terms which results in the deferral of a portion of the expected revenue. See "Item 12. Certain Relationships and Related Transactions" and Notes 7 and 9 to Financial Statements.

         The Company has entered into a letter of intent, subject to finalization of definitive agreements, with Elscint, Ltd. ("Elscint") an international manufacturer, distributor and servicer of computer-based medical imaging equipment, under which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories. Elscint would also serve as a second source of production for products sold by the Company and the parties would share the benefits of any cost reductions identified by each party. The Company would be paid a royalty for each system manufactured and sold by Elscint. See "Marketing and Distribution."

Industry Background

         MRI, also known as nuclear magnetic resonance imaging, is a medical diagnostic imaging procedure which produces images of slices of the body allowing physicians to view the internal human anatomy. MRI has certain advantages over other imaging procedures such as computerized axial tomography
(CAT), Positron Emission Tomography (PET) and X-ray. MRI does not use X-rays, or any other ionizing radiation as in other nuclear medicine techniques and can produce soft tissue contrast differences many times greater than other procedures. MRI can acquire data in any planar orientation, is not limited to cross sectional slices and provides greater flexibility in imaging a wide variety of pathologies. MRI systems create images by analyzing the behavior of hydrogen atom nuclei in the body. The living body contains a number of hydrogen atoms, mostly in the form of water. MRI systems typically consist of a large magnet, radio signal generators, radio signal receivers and computer hardware and software. By affecting the alignment and behavior of nuclei using an external magnet and radio waves, MRI systems obtain information and process the information by a computer to create an image of the internal human anatomy which is displayed on a video monitor.

         MRI systems in use are often categorized into low-field, mid-field and high-field systems. Such designations refer to the strength of the magnetic field utilized in the system. Generally, higher field strength equates to greater resolution and/or speed of production of the images. Published industry data suggest that mid-field systems are the most prevalent systems. There are estimated to be over four thousand MRI scanners in operation in the United States. Substantially all of them require the human body to be placed in a long tube in which the magnetic field is generated. Whole body MRI machines generally cost in excess of $1,000,000 and typically require substantial space to install. Recently, so called "open" machines have entered the marketplace. Such systems primarily rely on low-field magnets in a more open architecture to accommodate those persons who cannot tolerate the mid-field and high-field whole body MRI systems because of the person's size or feelings of claustrophobia. An industry source has estimated that during 1991 approximately six million four hundred thousand MRI procedures were performed in the United States. The number of procedures were estimated, by that industry source, to increase to eleven million MRI procedures by 1995. Of the 1991 historical estimate and 1995 projected estimate, approximately 31% and 35%, respectively, were estimated to be head scans, 42% and 39%, respectively, were estimated to be spine scans, 19% and 19%, respectively, were estimated to be extremities (knees, elbows, wrists, feet and hands) scans and 8% and 7%, respectively, were estimated to be other (breasts, cardiac, jaw, abdomen, shoulder and hip) scans.

The Company's MRI System and Proposed Systems

The MAGNA-SL

         The Company has developed and, in September 1994, received regulatory clearance from the FDA to begin marketing, its first MRI scanner, the MAGNA-SL. The MAGNA-SL sell for less than $500,000 and has low installation and operating costs compared to whole body MRI scanners. Through May 20, 1996, two MAGNA-SL scanners have been delivered to and accepted by customers. The MAGNA-SL is approximately two and one-half feet high, three and one-half feet deep and two feet wide. The magnet structure is open at the top, bottom and front providing access from three sides thereby permitting non-claustrophobic scanning. A bed/chair is placed next to the magnet for various scans and would reclines into the magnet for head scans (if such scans become practical in the future). Sitting or reclining in the moveable bed/chair, patients may position their leg, knee, arm, elbow, wrist, hand or (possibly) head in the magnet opening without having to put their entire body into the scanner. The magnet will rotate 90 degrees into a horizontal position for arm, elbow, wrist and hand scanning as well as certain positions for knee and leg scanning. In addition, images of legs or feet may be obtained from either a weight-bearing position (standing up) or from a sitting or lying down position. This approach adds to the inherent patient friendliness by having the patient sitting for many scans where typically they are in a prone position. Separate from the magnet is the digital and analog MRI electronics and computer terminal which controls the operation of the magnet and produces the image. The entire system may be installed in approximately 150 square feet of office space making it suitable for use in radiology suites, hospital emergency rooms, or offices of private medical practices. Management believes that, because the MAGNA-SL is specifically designed for extremities, it may be a more effective MRI scanner for these areas particularly because of its capability for bent limb and weight bearing images. Substantially all conventional whole-body MRI systems use magnets which are larger than the magnet used for the Company's product and proposed products, which surround patients on all sides, leaving access only from the front and back. Certain manufacturers have begun to introduce "open" whole body systems and one manufacturer has introduced a dedicated extremity system, which systems are less claustrophobic than traditional whole body systems. These systems, however, use "low-field" magnets. The MAGNA-SL uses a "mid-field" permanent magnet and therefore produces image quality comparable to that of "mid-field" whole body scanners (which the Company believes represent the majority of the MRI market).

         The MAGNA-SL is expected initially to have applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry.

Other Proposed Products

         The Company intends to build on the technology of the MAGNA-SL magnet and system to design and develop other anatomy specific MRI scanners. Initially, the Company intends to utilize its magnet technologies to further its development of a mammography scanner which would be designed to permit non-claustrophobic MRI mammography scanning at a cost more comparable to current X-ray testing. The Company anticipates that such a scanner, if it is developed, may have applications in radiology, gynecology and internal medicine. The Company has also commenced very preliminary research efforts for a back and spine scanner. Aspects of the research and development efforts with respect to the two scanners will coincide. This scanner would be intended to permit the non-claustrophobic imaging of the back and spine of a patient and would also make possible the imaging of the back and spine in a weight bearing position which cannot be accomplished with currently available MRI devices. To date, the Company has been engaged in computer simulation of the design of magnets which it believes could be used in such MRI scanners and has not to date commenced constructing any prototypes.

Production and Assembly

         The MAGNA-SL system is comprised of three major subsystems; a magnet subsystem (assembled by the Company), an MRI computer subsystem (purchased from a third party) and a rack of power and electronic components (purchased from third parties).

         The production plan is to utilize a "Systems Integration Approach," under which the magnet subsystem is assembled by the Company and then shipped to the customer's site for integration with the other subsystems shipped directly to the customer site by qualified suppliers. Early production models have been and will continue to be integrated first at the Company's facility to ensure quality and repeatability. The customer will be responsible for certain site preparations, such as the installation of radio frequency shielding to shield the MRI system from interference and certain electrical work. The costs of radio frequency shielding and certain other installation costs, are lower for the MAGNA-SL than for whole body systems. Some of the customer site preparation may be offered on a value added basis by the Company. The magnet subsystem is anticipated to be assembled from purchased materials, tested by Company employees, and then shipped to the customer for integration. The Company has had discussions with various third parties who may wish to assemble the magnet on a subcontract basis for the Company. No conclusions have been reached about the possibility of having the magnet assembled by others and it is anticipated that no conclusion will be reached until after the production of the first several or more units.

         In order to assemble the magnet, the Company intends to purchase generally available magnet material, steel and other mechanical components from others. Using specially manufactured tools and equipment designed by the Company, the Company intends to assemble the magnet for each scanner individually.

         The MRI computer subsystem is purchased from a supplier in Europe. In August 1993, the Company established a multi-system purchase relationship with this vendor by making a $480,000 non-refundable deposit payment. Such agreement, as amended in July 1994, provides for purchases of MRI computer subsystems and the license of certain technology underlying the subsystems. The Company has agreed to purchase initial subsystems which, as amended, would result in an additional payment of $240,000 beyond the $480,000 paid as a deposit. Of that additional $240,000, approximately $188,000 has been paid at February 29, 1996. Once all initial subsystems have been purchased, an unamortized deposit of $320,000 will remain at such time. Such remaining deposit will be amortized over the remaining MRI computer subsystems to be purchased under the amended agreement. If the Company does not purchase subsystems beyond the initial consoles, such remaining deposit (or portion thereof) would be forfeited. Through February 29, 1996, the Company received 80% of certain initial consoles, leaving an unamortized deposit of $352,000 at February 29, 1996. Purchase orders for the remaining 20% of the initial consoles have been placed with this supplier. While the Company has chosen to have a relationship with this vendor, the Company believes that other vendors could provide the Company with similar equipment on competitive terms, although such change in vendor would involve interface issues and possible delays in receipt of components. The Company believes that its relationship with this vendor is satisfactory.

         The power and electronics components necessary for the MAGNA-SL system are generally available from a variety of vendors. The Company has established sources of supply for such components, and in many cases believes it has available to it multiple sources of supply.

         While the Company's cash position over the past year has caused peroidic problems in vendor relations, the Company believes that its relationships with its vendors are generally positive.

         The Company is also required to conform to FDA Good Manufacturing Practice regulations and various other statutory and regulatory requirements applicable to the manufacture of medical devices. The Company's production and assembly operations are subject to FDA inspections at all times. See "Governmental Regulation."

Marketing and Distribution

         The Company is selling and marketing the MAGNA-SL in the United States through a combination of its own sales force and contractual arrangements with others. The principal markets for the MAGNA-SL include private practitioners and institutions initially for applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry. The Company's sales force, presently consisting of three persons (including the V.P. of Sales and Marketing), concentrates primarily on the United States radiology market.

         The Company has entered into several separate distribution and sales representation agreements. Each agreement grants certain defined exclusive rights generally provided (except for an agreement granting exclusive distribution rights in the orthopedic market in 20 U.S. states) that a minimum number of scanners are purchased within a specified time frame. One of these agreements is with Beta, a private company founded by two directors and shareholders of the Company. The Company and Beta are in discussions concerning an extension of the initial time frame necessary for Beta to purchase a minimum number of scanners. The Company has sold and delivered two MAGNA-SL scanners and has received customer deposits for additional MAGNA-SL scanners. One such sale was made to, and deposits for $620,000 out of total deposits of $635,000 at February 29, 1996 were received from, Beta. For a more detailed description of the relationship with Beta, see "Item 12. Certain Relationships and Related Transactions."

         In November 1995, the Company and Elscint, Ltd. ("Elscint") agreed on the principles of a strategic business arrangement which is subject to, among other things, completion of due diligence, entry into definitive agreements and approval by each party's Board of Directors. Under the principles of the strategic arrangement, Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in a permitted two year renewal period thereafter. The Company estimates that, if definitive agreements are signed under the principles formulated and if Elscint sells the minimum quantities contemplated by the agreement (including the two-year renewal period), none of which can be assured, minimum royalties would approximate $4.5 million, of which, $250,000 would be paid upon signing of definitive agreements as a non-refundable deposit. The Company and Elscint are to cooperate in identifying and sharing certain manufacturing benefits and in development of improvements and certain potential new products. Further, Elscint is to serve as a second source of supply to the Company. The Company would grant Elscint a right of first negotiation on any new products which it develops which are competitive with the MAGNA-SL.

         The Company has also been engaged, from time to time, in discussions with other MRI/medical equipment manufacturers, marketers and others concerning possible relationships.

         The Company will seek to emphasize to individual practitioners the advantages of having a specific use MRI machine in their office. Currently MRI machines are not typically purchased by non-radiologist, individual practitioners due to the size and cost of whole body MRI units. In addition, MRI systems are not typically used for arms, legs, feet or hands (existing product) or for mammography (future proposed product). Accordingly, the Company will be seeking to establish a new market for its products. There can be no assurance that practitioners will be receptive to spending even the reduced amount that the Company's equipment may cost or that they will be motivated to overcome the use of x-rays for the specific applications of the Company's product and future products.

Warranty and Service

         The Company intends to warrant that each scanner will be free from defects in material and workmanship for a period of one year after acceptance of the scanner and provide routine servicing free of charge for the first year. After the first year, servicing will be offered to customers on a contract basis or by charges for service calls. In the medical device market, the ability to provide comprehensive and timely service can be a key competitive advantage and is important for establishing customer confidence. In recent years third party service organizations have begun to play an increasing role in servicing medical diagnostic equipment. The Company presently plans to utilize third party service organizations in the service of the Company's scanners. Discussions have been had with several such organizations and the Company believes that it will be able to conclude national or regional arrangements which will be satisfactory. The Company plans to establish a service support function at its headquarters consisting of a service manager who would be responsible to train third party servicers, trouble shoot difficult or unusual problems, and serve as a customer service consultancy function. The service manager would be supported by several technicians and customer service representatives. Installation, warranty and service are provided for the first year as part of the standard terms of sale in the United States. Although the Company would also be responsible for first year warranty in non US markets, first year service may be provided, and in the case of Elscint will be provided, by distributors through which the Company may sell. After the first year, service and maintenance is intended to be available either on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

Underwriters Laboratories Inc. or Equivalent Listing

         The Company will seek to have its scanners listed by Underwriters Laboratories Inc. ("UL"), which is a not-for-profit independent organization or by ETL Testing Laboratories, Inc. ("ETL"). Both UL and ETL are entities which test numerous consumer and commercial products for compliance with nationally recognized safety standards. Listing of a product indicates that samples of that product have been tested to such safety standards and found to be reasonably free from foreseeable risk of fire, electric shock and related hazards. Under the laws of certain states, the Company will not be permitted to operate and install its products without obtaining and maintaining such a listing. Even in those states where the Company is not required by law or otherwise to obtain a listing, if it is unable to obtain and maintain a listing on an ongoing basis its ability to market and sell its scanners may be adversely affected. Underwriters Laboratories Inc. or equivalent testing and review generally can be completed in a two to three month period, although the process may be extended under certain circumstances. The cost of obtaining and maintaining such a listing is estimated to be in excess of $60,000. The Company may be subject to similar requirements in the non-US countries in which the MAGNA-SL may be sold.

Proprietary Rights

         Dr. Lawrence Minkoff, Chief Executive Officer, President and a Director of the Company, has filed one patent application relating to the permanent magnet structure of the MAGNA-SL. The Company intends to file other patent applications relating to the permanent magnet structures for a proposed dedicated use scanner. In December 1992, Dr. Minkoff assigned his rights to these magnet technologies to the Company. Additionally, the Company has filed applications for patent protection internationally, including an application under the Patent Cooperation Treaty ("PCT"), relating to the permanent magnet structure, but has permitted its rights under that PCT application to lapse. The Company has been informed that the PCT application was published, making it unlikely that additional foreign patent protection with respect to the permanent magnet structure can now be obtained. The Company does not believe that failure to obtain such additional patent protection will have a material adverse effect on the Company's business. In March 1995, the Company was issued a U.S. patent concerning a certain proprietary imaging sensing coil assembly. The Company has filed applications for patent protection internationally, including under the PCT, relating to the imaging sensing coil assembly.

         The Company's policy is to obtain patents to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         The patent position of any medical device manufacturer, including the Company, is uncertain and may involve complex legal and factual issues. Consequently, even though the Company is currently prosecuting its patent application in the U.S. the Company does not know whether its application will result in the issuance of any patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications are maintained in the U.S. in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent application or that it was the first to file a patent application for such inventions. There can be no assurance that any of the Company's patent applications will result in any patents being issued or that, if issued, patents will offer protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company.

         The Company may utilize technologies, patents or other rights which may be held by third parties. Certain technologies utilized by the Company are covered by patents owned or administered by the British Technologies Group, PLC. The Company has had discussions with British Technologies Group, PLC. concerning licencing such technology, and the Company believes that such licence will be available to it on terms that are generally available to MRI manufacturers.

         The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented technology.

         The Company requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. The Company's Medical Advisors are employed by or have consulting agreements with third parties and any inventions of such individuals which are not subject to agreement between the Company and these individuals will not become the property of the Company.

         Three of the Company's executive officers and several of its scientists and other personnel were formerly employed, at various times prior to November 1989, by a company engaged in the development, manufacture and sale of MRI devices. Each of these executive officers and senior scientists has informed the Company that he was not subject to any agreement with such company containing a restrictive covenant limiting competitive activities at the termination of employment with this company. However, since the prior employer is a potential competitor of the Company, it may threaten or commence legal action to deter the development of the Company's technology alleging, among other things, that it may have rights to technology developed by the Company through the efforts of such persons. The prior employer also holds patents relating to MRI devices and has instituted litigation against certain manufacturers of MRI devices including, Hitachi Ltd., General Electric and others alleging, among other things, that the manufacture of MRI devices by such companies constitutes patent infringement, violations of the Lanham Act and unfair competition. It has been reported that the prior employer and Hitachi Ltd. have settled their action out of court and that a jury has rendered a verdict in favor of the former employer against General Electric in an amount which has been reported to be reduced by a judge and exceeds $60 million. General Electric is reported to be appealing this decision. There can be no assurance that this potential competitor will not name the Company in its current litigation, or commence a new action against the Company. The costs of defending such an action, if brought, could require substantial financial resources. Although no assurance can be given that such claims will not be instituted against the Company, the Company believes, based upon the advice of its patent counsel, Darby and Darby, that the use of its magnet technologies, at its stage of development in December 1995, in its scanners, will not infringe the patents of such competitor granted through December 1, 1995.

Governmental Regulation

         The operations of the Company are subject to extensive federal and state regulation. MRI devices generally, and any scanners the Company has developed or may develop, in particular, are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA").

         A.  FDA Regulation

         The FDA categorizes devices into three regulatory classifications subject to varying degrees of regulatory control. Class I devices are those devices whose safety and efficacy can reasonably be ensured through the general control provisions. These provisions include requirements that a device not be adulterated or misbranded, that the device is manufactured in conformity with GMP regulations and that appropriate FDA premarket notification requirements be met. Class II devices are those devices whose safety and efficacy can reasonably be ensured through the use of special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. All other devices are placed in Class III. Class III devices, which are typically invasive or life sustaining products, require clinical testing to assure safety and effectiveness and FDA approval prior to marketing and distribution. The FDA also has the authority to require clinical testing of Class I and Class II devices.

         The MAGNA-SL(R) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed below). The Company believes, but cannot assure, that the other proposed dedicated use scanners which the Company intends to develop will similarly be regulated as Class II medical devices by the FDA and as such will require regulatory clearance prior to commercialization.

         Pursuant to the FDC Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in and the exportation from the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

         If a manufacturer or distributor of medical devices can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. The 510(k) notification and the claim of substantial equivalence will almost certainly have to be supported by various types of data indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Until the FDA issues an order finding that a device is substantially equivalent, the manufacturer or distributor may not place the device into commercial distribution. The order may be sent within 90 days of the submission and may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device, and allow the device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's market introduction of its products and could have a materially adverse effect on the Company's continued operations.

         If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent, the device will be considered a Class III device and the manufacturer or distributor will have to seek premarket approval or reclassification of the new device. A PMA would have to be submitted and be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By statute and regulation, the FDA has 180 days to review a PMA once determined to be fileable. During that time an advisory committee may also evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA's within the allotted time period, PMA reviews more often occur over a significantly protracted time period, and generally take approximately two or more years to complete from the date of filing. A number of devices have never been cleared for marketing. An application and petition to reclassify a device can also be extensive in time and cost.

         If human clinical trials of a device are required, and the device presents "significant risk," the manufacturer or distributor of the device will have to file an investigational device exemption ("IDE") application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites and could include the number of patients approved by FDA. Sponsors of clinical trials are permitted to sell those devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacturer, research, development and handling.

         In 1988, the FDA reclassified MRI devices and all substantially equivalent devices of this generic type from Class III to Class II. This encompassed MRI systems from 13 petitioners. Accordingly, if the Company can demonstrate to the FDA that its proposed products or any other scanner developed by the Company are substantially equivalent either to the reclassified MRI devices or to other currently marketed mammography or back and spine scanning devices, its proposed products could be considered Class II medical devices which can be cleared for commercial distribution via 510(k) notification. There can be no assurance that the FDA will find such products to be substantially equivalent to reclassified MRI devices or any other legally marketed devices. The FDA may require the Company or its competitors to file PMAs for new products or technologies if the devices are sufficiently different from the reclassified MRI devices. Such a determination by the FDA would delay the Company's market introduction of its proposed products and could have a material adverse effect on the Company's operations. FDA recently announced its intent to impose higher safety standards on premarket clearance of devices that might pose potential risks if they fail. Such a change in policy could have a material adverse effect on the Company.

         The costs associated with the filing of applications with the FDA and of conducting clinical trials can be significant. While the MAGNA-SL has received clearance from the FDA, there is no assurance that any of the Company's product enhancements, if any, or the Company's proposed products will ever obtain the necessary FDA clearance for commercialization.

         If determined to be Class II medical devices under the Safe Medical Devices Act of 1990, the Company's proposed products are potentially subject to performance standards and other special controls that the FDA has the authority to establish. Currently, no such performance standards or special controls applicable to the Company's products have been established. If any such performance standards or other special controls are established, obtaining initial marketing clearance for its products or maintaining continued clearance will be dependent upon the Company's ability to satisfactorily comply with such standards or controls.

         The MAGNA-SL and any future products distributed by the Company pursuant to the above described clearances will be subject to pervasive and continuous regulation by the FDA. Moreover, the FDC Act will also require the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice (GMP) regulations. Once registered, the Company's facility will be subject to periodic inspections by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. In addition, the Company's proposed products are expected to be subject to technical standards established by the Federal Communications Commission regarding radio frequency emission limits. The export of medical devices is also subject to regulations in certain instances and in certain circumstances to FDA approval as well as to approval by certain countries to which these devices might be exported. In addition, the use of the Company's products may be regulated by various state agencies. There can be no assurance that the Company's products will be able to comply successfully with any such requirements or regulations. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure or recall of products, operating restrictions, refusal of government to approve product applications or allow a company to enter into supply contracts and liability for civil and/or criminal penalties.

         B. Third Party Coverage, Reimbursement and Related Health Care Regulations.

         The market for MRI scanners, including the Company's products and proposed products, is affected significantly by the amount which Medicare, Medicaid or other third party payors, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. The health care industry has changed dramatically during the 1980's and the early 1990's in reaction to changes in third party reimbursement systems designed to contain health care costs. In the MRI market, third party reimbursement issues will focus principally on whether MRI diagnostic procedures using the Company's products and proposed products will be covered procedures and, if so, the level of reimbursement that will be available for the MRI procedure. The Company has been advised that the MAGNA-SL operating at customer sites in San Antonio, Texas and Buffalo, New York are being reimbursed by third parties for the scans they produce.

         HCFA, the agency responsible for administering the Medicare program, sets requirements for coverage and reimbursement under the program, pursuant to the Medicare law. In addition, each state Medicaid program has individual requirements that affect coverage and reimbursement decisions under state Medicaid programs for certain health care providers and recipients. Private insurance companies also set their own coverage and reimbursement policies. Private insurance companies and state Medicaid programs are influenced, however, by the HCFA requirements.

         As of November 22, 1985, under a national policy, Medicare covers certain diagnostic procedures using MRI technology (as described by Medicare) for certain clinical indications. There can be no assurance that the Company's products or proposed products, once available, will be included within the then current Medicare coverage determination. In the absence of a national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Favorable coverage determinations are made in those situations where a service is of a type that falls within allowable Medicare benefits and a review concludes that the service is safe, effective and not experimental. Under HCFA coverage requirements, FDA approval for the marketing of a medical device, including the Company's proposed MRI mammography scanning systems and any other MRI technology devices, will not necessarily lead to a favorable coverage decision. A determination will still need to be made as to whether the device is reasonable and necessary for the purpose used. In addition, HCFA has proposed adopting regulations that would add cost-effectiveness as a criterion in determining Medicare coverage. Although the Company believes that its products and proposed products provide a cost effective alternative to "whole body" scanners, no assurance can be given that the scans utilizing the Company's products will be covered under Medicare, especially if HCFA changes its coverage policy to include a cost-effectiveness criterion. Changes in HCFA's coverage policy, including adoption of a cost-effective criterion could have a material adverse effect on the Company.

         Currently, MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a recently adopted relative value scale which phases in, beginning January 1, 1992. There can be no assurance that the implementation of this system, or other governmental actions, will not limit or decrease reimbursement levels for services using any products developed by the Company. Any reduction in the willingness of physicians to perform procedures using the Company's proposed products could have a material adverse effect on the Company.

         Medicare reimbursement for the technical component (the operating costs) for MRI diagnostic services furnished in the hospital outpatient setting generally is currently calculated on a formula that is the lesser of the hospital's reasonable costs and a 42/58 blended amount respectively of hospital reasonable costs and the blended amount of reimbursement for the technical component of the service if furnished in a physician's office in the same locality.

         The market for the Company's products and proposed products could also be adversely affected by the amount of reimbursement provided by third party payors to hospitals or private practitioners for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's products and proposed products for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals ("PPS hospitals") or private practitioners to purchase the Company's products and proposed products could be adversely affected if they determined that the prospective payment amount to be received for the procedures for which the Company's products or proposed products are used would be inadequate to cover the costs associated with performing the procedures using the Company's proposed products, or to be less profitable than using an alternative procedure for the same condition.

         Until October 1991, hospitals were generally able to pass their capital costs on to Medicare which reimbursed such costs on a reasonable basis subject to percentage limitations. However, under regulations which became effective October 1, 1991, reimbursement for capital-related costs began to be included in the prospective payment system. In general, under the new system, which has a 10 year phase-in period, hospitals will be reimbursed for capital costs related to services provided to inpatients through an add-on payment made to the hospital based upon the Diagnostic Related Group (DRG) for each such inpatient. While it is unclear what effects the prospective payment systems will have, it may cause hospitals to more closely scrutinize new capital expenditures and it could have an adverse effect on recovery of capital costs for equipment such as the Company's product and proposed products. Capital costs for hospital outpatient departments are currently reimbursed by Medicare in an amount equal to 90% of their reasonable capital costs.

         A number of states, through Certificate of Need ("CON") laws, limit the establishment of new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. The market for the MAGNA-SL(R) and the Company's proposed products may be adversely affected by CON regulation to the extent that institutional health care facility purchasers and lessors of the products are subject to CON regulation. While many states exempt non-institutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located.

         C.  EPA Regulation

         The Company, and any research facility which it operates, will also be required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations. Although the Company does not expect to have to incur substantial costs in order to comply with such regulations, no assessment can be made as to the impact of future regulations upon operations of the Company.

Competition

         The health care industry in general, and the market for diagnostic imaging equipment in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of MRI scanners possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint, Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. The Company believes that the principal elements of competition which will affect the ability of the Company to engage in the successful marketing of MRI systems will include price, product performance, service and support capability, financing terms and brand name recognition. The Company is aware of one company, Esaote Biomedica SpA. engaged in marketing an MRI device for extremity imaging. Their product, the ARTOSCAN, received FDA marketing clearance in October 1993, approximately 11 months prior to the Company's receipt of clearance. The Company believes that the MAGNA-SL has substantial performance advantages over the ARTOSCAN product including: mid-field rather than low-field magnet, greater imaging volume, ability to do weight bearing and fully bent limb scans, greater patient positioning opportunities and superior image quality. The list price of the ARTOSCAN product is believed to be approximately 25% lower, however, than the Company's list price. The Company plans to compete with the ARTOSCAN product on the basis of image quality, a wider range of imaging opportunities and greater patient comfort.

         The Company is aware of one company, Advanced Mammography Systems, Inc., which is engaged in the research and development of an MRI device for mammography screening, and the Company believes that competition in the field may intensify. The Company may experience competition from either entities developing MRI scanners to image specific parts of the body or companies manufacturing whole body scanners. In addition to competition on price, the Company's product competes and proposed products would compete on the quality and usefulness of images that are produced, on patient comfort and on financing availability.

         The Company will also experience competition from the use of x-ray machines. The Company believes that the use of x-ray machines is widely established and clinically accepted. Although the Company believes that an MRI scanner will represent a safer and more effective diagnostic imaging device, there can be no assurance that any products developed by the Company will be commercially accepted, especially in light of the cost-savings involved in purchasing x-ray machines and the familiarity of current practitioners in operating such devices. While the Company believes that the price of the MAGNA-SL as well as its low operating costs would permit health care providers to conduct MRI imaging and diagnostic readings for less cost than is currently possible, there can be no assurance that the cost of the MAGNA-SL or any other products developed will be able to successfully compete with conventional x-ray machines. In addition, although the Company believes that the cost of whole body MRI scanners will render their use in screening mammography or diagnostic purposes undesirable, there can be no assurance that this technology or other technologies will not successfully compete with any MRI scanner designed to image specific parts of the body. In addition, there can be no assurance that other technologies will not be developed that will render the Company's proposed MRI scanners obsolete or uneconomical. To some extent, competition will also come from the manufacturers of other types of diagnostic imaging systems, such as ultrasound or thermography.
Product Liability

         Product liability claims relating to the Company's products may be asserted against the Company. If such claims are asserted against the Company, there can be no assurance that the Company will have sufficient resources to defend against any such claim or satisfy any such successful claim. The Company presently has product liability insurance which it believes is adequate based on its planned activities over the next 12-months. There can be no assurance that such insurance can be maintained at an acceptable cost or that it will be sufficient to cover potential claims. In the event of an uninsured or inadequately insured product liability claim, the Company's business and financial condition could be materially adversely affected. If the Company enters into a joint venture or other arrangement with a third party with respect to a Company product or if the Company licenses a product to a third party, the Company intends to require such joint venturers or licensees to maintain product liability insurance for manufacturing defects and the Company to carry product liability insurance for design defects. The Company's agreement with Elscint requires Elscint to carry product liability insurance. However, there can be no assurance that such joint venturers or licensees will agree, or will be able, to obtain or maintain insurance at an acceptable cost or that, if such insurance is obtained, it will be adequate to cover the Company's potential liability.

Human Resources

         As of May 20, 1996, the Company had twenty employees, including four who possess Ph.D.'s. Included in the employees are four executive officers (two of whom are active in research and development), nine employees devoted to research and development (including six employees who also devote a significant portion of their time to production activities), three employees devoted to sales and marketing and four employees devoted to finance, administration and production planning. Of the research and development employees, the Company expects that at least three persons will play active roles in production. The Company plans to add additional personnel in the areas of sales, production, research/development and finance and administration depending on the success of sales and marketing efforts. None of the employees is covered by collective bargaining agreements and management considers its relations with employees to be good.

Item 2: Description of Property

         Since April 26, 1996, the Company leases approximately 16,000 square feet of office, manufacturing and research and development space in Edgewood, New York. The existing lease expires in April 2003. Prior to April 26, 1996, the Company leased approximately 10,000 square feet of office, manufacturing and research and development space in Hicksville, New York under a lease which was to expire in September 1997. Under a "Surrender of Lease Agreement", the Company and the landlord agreed to the early termination of the lease and the forgiveness of certain amounts payable under the lease which were overdue. The Company believes that its present facilities are suitable and adequate for its current needs.

Item 3: Legal Proceedings

         On May 24, 1996, an action was commenced in the United States District Court, Eastern District of New York against the Company and two of its officers by M.D.D.M., Inc. t/a DevCom, an advertising and promotional services company. The dispute concerns certain contested balances due and certain alleged commitments for services in the future. The Company intends to vigorously contest this litigation unless the vendor agrees to negotiate a settlement on a reasonable basis. While the ultimate liability in this matter is not known and the vendor seeks damages in excess of $1,000,000, the Company believes, based on the advice of counsel, that its liability will not exceed amounts recorded in the financial statements.

Item 4: Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the quarter ended February 29, 1996.

                                     PART II

Item 5: Market for Common Equity and Related Stockholder Matters

         (a) Market Information

         The following sets forth the high and low bid prices for the Company's Class A Common Stock, Class A Warrants, Class B Warrants, Class E Warrants, and IPO Units (each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant) for each quarter during the last two fiscal years and through April 30, 1996. The source for the high and low bid information for periods prior to March 13, 1995, and subsuquent to December 27, 1995 is Nasdaq and for periods between March 14 and December 26, 1995 is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                  Fiscal Year ending February 28 or 29,

                               1997               1996               1995
                               ----               ----               ----
                           High     Low       High      Low      High     Low
                           ----     ---       ----      ---      ----     ---
Class A Common Stock:
First Quarter ended
  May 31, (a)                 4       3      5 1/4    1 3/4     5 1/8   2 1/8
Second Quarter ended
  August 31,                                 4 3/4    3 1/4     4 1/4   2 1/2
Third Quarter ended
  November 30,                               4 1/4        3     4 1/2   2 7/8
Fourth Quarter ended
  February 28,                               3 7/8    2 1/2     3 1/2   2 1/4

Class A Warrants:
First Quarter ended
  May 31, (a)             13/16     3/8      1 1/8     1/16         1     1/4
Second Quarter ended
  August 31,                                     1      1/4       5/8     1/4
Third Quarter ended
  November 30,                                 3/4      1/4      9/16     3/8
Fourth Quarter ended
  February 28,                                 7/8      1/2       1/2    3/16

Class B Warrants:
First Quarter ended
  May 31, (a)              5/32     1/8       7/16     1/32       3/8     1/8
Second Quarter ended
  August 31,                                  7/16     3/16      3/16     1/8
Third Quarter ended
  November 30,                                5/16      1/8      3/16     1/8
Fourth Quarter ended
  February 28,                                 1/4      1/8      3/32    1/16

Class E Warrants:
First quarter ended
  May 31 (a)              13/16     5/8
Fourth quarter ended
  February 29,                                 3/4      1/4

IPO Units:
First Quarter ended
  May 31, (a)             4 1/8   3 3/4          7        2     6 1/4   2 3/4
Second Quarter ended
  August 31,                                     5    3 1/4     5 1/8       3
Third Quarter ended
  November 30,                               5 1/4    3 1/4     5 1/2       3
Fourth Quarter ended
  February 28,                               4 1/4        3     4 1/8   2 1/4

- ----------

         (a) Information for the first quarter ended May 31, 1996 is given through April 30, 1996.

         Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $4.375, is exercisable until December 26, 2000 and is subject to redemption by the Company at $0.05 per warrant, upon thirty days' written notice, based upon certain closing bid prices over certain periods of time.
Each Class A Warrant initially entitled the holder to purchase one share of Common Stock and one Class B Warrant at approximately $9.00 and each Class B Warrant initially entitled the holder to purchase one share of Common Stock at approximately $13.50 per share. The number of shares purchasable upon exercise of the Class A and Class B Warrants, and the respective exercise prices of such securities, have been adjusted to give effect to certain securities issuances during fiscal 1996 as a result of antidilution provisions of such securities. The Class A and Class B Warrants are exercisable until March 30, 1998 and are subject to redemption by the Company at $0.05 per warrant, upon 30 days' written notice, based upon certain closing bid prices over certain periods of time. See
Note 6 to "Financial Statements."

         There is no established public trading market for the Company's Class B Common Stock.

         On May 20, 1996, the closing bid price for the Class A Common Stock was $3.44.

         (b) Approximate Number of Equity Stock Holders

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 20, 1996 are approximately as follows:

   Title of Class               Number of Record Holders
   --------------               ------------------------
Class A Common Stock                       98
Class B Common Stock                       52
Class E Warrants                            4
Class A Warrants                           36
Class B Warrants                           33

         The Company believes that the number of beneficial holders of the Company's Common Stock as of May 20, 1996 is in excess of 300.

         (c) Dividends

         The Company has never declared or paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation:

         The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other information about the business elsewhere in this annual report.

         Discussion of cash requirements (next 12 months) and financing needs

         During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants (see notes 5 and 6 to the Financial Statements). During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities.

         The Company believes, based upon present resources and anticipated operations, that it has the financial resources to fund its operations for the coming twelve months. This belief is based upon estimates and assumptions including, among other things, levels of existing and projected orders and sales, as well as existing and projected production costs, efficiencies and scheduling. The sales and production levels projected for the fiscal year ending February 28, 1997 are substantially greater than the sales and production levels in the past fiscal year. In that regard, it is noted that the Company has only emerged from the development stage in the fourth quarter of the fiscal year ended February 29, 1996. The ability of the Company to achieve increased sales and production will depend upon, among other things, the success of the Company and its distributors in fostering market acceptance of the Company's product and the success of production programs and vendor cooperation. The Company has assumed that shipments will commence in the second quarter of the fiscal year ending February 28, 1997 and will increase in later quarters. The Company has also assumed the finalization of an arrangement with Elscint substantially as described elsewhere in this report, including the receipt of an up-front nonrefundable royalty payment. In the event that the Company's estimates and assumptions prove materially incorrect, the Company's financial resources may not be adequate to fund planned operations which could have a material adverse effect on the Company's business and operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

         Summary of product research and development being performed and to be performed

         The Company plans to maintain an ongoing program of research and development aimed at continuous improvement of existing scanners in order to keep pace with changing technology and developing scanners capable of imaging other parts of the human body. Further, during the fiscal year ending February 28, 1997, the Company is commited to complete certain development tasks under its strategic business arrangement with Elscint which both parties have agreed are necessary for marketing in the non U. S. territories covered by the agreeement with Elscint. There can be no assurance that the Company will have sufficient funds from operations to maintain its research and development efforts at levels which it considers necessary. In the event that sufficient funds are not generated from operations, the Company may be forced to limit its development efforts. In any event, the Company does not presently anticipate that it will have sufficient funds in the coming fiscal year to enable the Company to develop a working prototype of any new or significantly enhanced scanners without additional financing.

         Expected purchase or sale of plant or significant equipment

         The Company expects to continue to purchase equipment as needed in the ordinary course of its activities. The Company expects to make commitments to purchase up to approximately $300,000 of test equipment and production tooling during the fiscal year ending February 28, 1997. Additional capital expenditures may need to be made based upon the level of operations.

         Reference is made to Note 3 to the Financial Statements which discusses certain purchase commitments made with a vendor for components of the MAGNA-SL system. Such agreement calls for additional payments as specified therein. In addition, the Company has commenced certain purchasing activities related to other components for the MAGNA-SL.

         Expected changes in the number of employees

         At May 20, 1996, the Company had approximately 20 full time employees. During the next 12 months, the Company plans to add additional employees in the areas of sales and marketing, service/support, applications, production and general and administrative functions. The number and timing of such hiring will vary depending upon the success of sales and marketing efforts.

Item 7. Financial Statements

                                 MAGNA-LAB INC.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report                                        F-1

Balance Sheets                                                      F-2

Statements of Operations                                            F-3

Statements of Cash Flows                                            F-4

Statements of Stockholders' Equity (Deficit)                        F-5

Notes to Financial Statements                                    F-6 - F-13

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying balance sheets of Magna-Lab Inc. as of February 29, 1996 and February 28, 1995, and the related statements of operations, cash flows and stockholders' equity (deficit) for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. as of February 29, 1996 and February 28, 1995, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.



                                         ROTHSTEIN KASS & COMPANY P.C.


Roseland, New Jersey
May 15, 1996

                                 MAGNA-LAB INC.

                                 BALANCE SHEETS

                     February 29, 1996 and February 28, 1995

                                                            1996        1995
                                                         ----------  ----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $3,047,000  $  903,000
  Accounts receivable, net                                   62,000        --
  Inventory                                                 199,000     440,000
  Deposits and other                                        475,000     441,000
                                                         ----------  ----------
        Total current assets                              3,783,000   1,784,000
                                                         ----------  ----------
PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization of approximately $272,000 and
 $170,000, respectively                                     351,000     413,000
                                                         ----------  ----------
OTHER ASSETS                                                  2,000      20,000
                                                         ----------  ----------
                                                         $4,136,000  $2,217,000
                                                         ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable                                         $      --    $1,417,000
  Accounts payable and accrued liabilities                1,312,000   1,311,000
  Customer deposits                                         635,000     420,000
                                                        -----------  ----------
    Total current liabilities                             1,947,000   3,148,000
                                                        -----------  ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01 per share,
   5,000,000 shares authorized, no shares issued               --          --
  Common stock, Class A, par value $.001 per
   share, 40,000,000 shares authorized, 3,736,802
   shares issued, 3,736,802 and 1,163,922 shares
   outstanding, respectively                                  4,000       1,000
  Common stock, Class B, par value $.001 per
   share, 3,750,000 shares authorized, 1,875,000
   shares issued, 1,853,198 and 1,861,078 shares
   outstanding, respectively                                  2,000       2,000
  Capital in excess of par value                         13,324,000   7,312,000
  Accumulated deficit                                   (11,141,000) (8,246,000)
                                                        -----------  ----------
    Total stockholders' equity (deficit)                  2,189,000    (931,000)
                                                        -----------  ----------
                                                        $ 4,136,000  $2,217,000
                                                        ===========  ==========




                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF OPERATIONS

           Fiscal years ended February 29, 1996 and February 28, 1995

                                                     1996               1995
                                                 -----------        -----------
REVENUES                                         $   730,000        $      --
                                                 -----------        -----------
COSTS AND EXPENSES:
  Cost of Sales                                      612,000               --
  General and administrative                         971,000          1,192,000
  Selling and marketing                              611,000            500,000
  Research and development                         1,127,000          1,352,000
                                                 -----------        -----------
                                                   3,321,000          3,044,000
                                                 -----------        -----------
LOSS FROM OPERATIONS                               2,591,000          3,044,000
                                                 -----------        -----------
OTHER INCOME (EXPENSE):
  Interest expense                                  (323,000)          (132,000)
  Interest income                                     19,000             23,000
                                                 -----------        -----------
NET LOSS                                         $(2,895,000)        (3,153,000)
                                                 ===========        ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             2,710,000          2,025,000
                                                 ===========        ===========
NET LOSS PER SHARE                               $     (1.07)       $     (1.56)
                                                 ===========        ===========




                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

           Fiscal years ended February 29, 1996 and February 28, 1995

                                                         1996          1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(2,895,000)   $(3,153,000)
                                                     -----------    -----------
  Adjustments:
    Depreciation and amortization                        102,000         89,000
    Imputed interest                                     220,000         92,000
    Shares issued to consultant                            7,000           --
    Effect on cash of changes in operating
      assets and liabilities:
      Accounts receivable                                (62,000)          --
      Inventory                                          241,000        (82,000)
      Deposits and other                                 (34,000)        19,000
      Accounts payable and accrued liabilities             1,000        512,000
      Customer deposits                                  215,000        420,000
                                                     -----------    -----------
           Total adjustments                             690,000      1,050,000
                                                     -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                 (2,205,000)    (2,103,000)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (40,000)      (108,000)
  All other, net                                            --          (18,000)
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (40,000)      (126,000)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock and warrants                          5,781,000           --
  Conversion of notes and warrants (non-cash
    portion - see Note 5)                                167,000           --
  Sales of notes and, in 1995, warrants                  675,000      1,650,000
  Repayment of notes                                  (1,065,000)
  Debt and equity offering expenses                   (1,169,000)          --
                                                     -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              4,389,000      1,650,000
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                  2,144,000       (579,000)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                      903,000      1,482,000
                                                     -----------    -----------
  End of year                                        $ 3,047,000    $   903,000
                                                     ===========    ===========




                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

           Fiscal years' ended February 29, 1996 and February 28, 1995



                                                        Common Stock
                                      --------------------------------------------------       Capital in
                                              Class A                      Class B               Excess
                                      ---------------------       ----------------------         Of Par         Accumulated
                                      Shares         Amount       Shares          Amount         Value            Deficit
                                      --------------------------------------------------------------------------------------
BALANCES, February 28, 1994           1,150,000      $1,000       1,875,000       $2,000      $ 6,987,000      $ (5,093,000)
CONVERT B SHARES TO A                    13,922        --           (13,922)        --               --                --
ISSSUANCE OF WARRANTS                      --          --              --           --            325,000              --
NET LOSS                                   --          --              --           --                           (3,153,000)
                                      --------------------------------------------------------------------------------------
BALANCES, February 28, 1995           1,163,922       1,000       1,861,078        2,000        7,312,000        (8,246,000)
DEBT/WARRANT
   CONVERSION                           625,000       1,000            --           --          1,373,000
CONVERT B SHARES TO A                     7,880        --            (7,880)        --               --                --
PUBLIC OFFERING OF STOCK
   AND WARRANTS, NET                  1,850,000       2,000            --           --          4,622,000              --
CONVERSION OF BRIDGE NOTES,
  NET                                    60,000        --              --           --             10,000              --
SHARES ISSUED TO WARRANT
  HOLDERS (Note 6)                       25,000        --              --           --               --                --
SHARES ISSUED TO CONSULTANT               5,000        --              --           --              7,000              --
NET LOSS                                   --          --              --           --               --          (2,895,000)
                                      ---------      ------       ---------       ------      -----------      ------------
BALANCES, February 29, 1996           3,736,802      $4,000       1,853,198       $2,000      $13,324,000      $(11,141,000)
                                      =========      ======       =========       ======      ===========      ============




                 See accompanying notes to financial statements

                                 Magna-Lab Inc.

                          Notes to Financial Statements

Note 1 - Discussion of the Company's activities/products and cash requirements -

Activities/products - Since commencement of operations on February 10, 1992, Magna-Lab Inc. (the "Company")has directed its activities toward anatomy specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. Such products are usable in smaller spaces, such as doctor's offices, small clinics and hospitals, in addition to traditional radiology suites and hospitals.

The Company's first product is the MAGNA-SL, a small, low cost MRI scanner for human extremities. The Company received US marketing clearance [510(k)] for the MAGNA-SL in September 1994 from the Food and Drug Administration ("FDA"), made its initial clinical installation in May 1995 and commenced commercial production with its second customer installation in February 1996.

Prior to February 29, 1996 the Company has reported its activities as a development stage company.

Note 2 - Summary of significant accounting policies -

Cash and cash equivalents

Included in cash and cash equivalents are deposits with financial institutions as well as short term money market instruments with maturities of three months or less when purchased. Short term money market instruments with maturities greater than three months when purchased are accounted for as temporary investments.

Research and  development costs

Costs of research and development activities are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory.

Inventory

Materials or components are capitalized at the lower of cost or estimated market. Assembly, systems integration and installation labor and overhead are capitalized into inventory based on estimated standard production levels. Cost is determined on a first-in, first-out basis unless specifically identifiable.

Property and equipment

Items of property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the declining balance method as follows:

                                                    Estimated
                           Asset                    Useful life
                           -----                    -----------
                  Machinery and Equipment            5-7 years
                  Purchased Software                 5   years

Revenue Recognition

The Company recognizes revenue when its product is shipped to and accepted or first used by the customer. The Company accrues an estimate of the cost of the one-year warranty and service it offers to its customers.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, and based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net loss per share

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting certain shares which are forfeitable unless certain events occur (Note 6) from shares outstanding in computing net loss per share. Such forfeitable shares are not deducted in computing net income per share. Dilutive options and warrants outstanding are considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

Use of estimates and assumptions

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect or can affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year's presentation in order to conform to current year presentation.

Note 3 - Deposits -

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of $240,000 (approximately $188,000 of which has been paid at February 29, 1996) beyond the $480,000 paid as a deposit. Once all initial consoles have been purchased an unamortized deposit of $320,000 would remain at such time. Such remaining deposit will be amortized over the remaining consoles to be purchased under the amended agreement. If the Company does not purchase consoles beyond the initial consoles, such remaining deposit (or portion thereof) would be forfeited.

As of February 29, 1996 the Company has received 80% of such consoles, leaving an unamortized deposit of $352,000 at that date. Such amount is included in deposits and other assets in the accompanying financial statements.

Note 4 - Property and Equipment -

Property and equipment at February 29, 1996 and February 28, 1995 consisted of the following:

                                       Estimated life        1996       1995
                                       --------------        ----       ----

Machinery and equipment                 5 - 7 years       $ 547,000   $507,000
Purchased software                        5 years            76,000     76,000
                                                          ---------   --------
                                                            623,000    583,000
Less accumulated depreciation
  and amortization                                         (272,000)  (170,000)
                                                          ---------   --------
                                                          $ 351,000   $413,000
                                                          ---------   --------

Note 5 - Notes Payable -

In November 1994, the Company issued $400,000 principal amount of 10% bridge notes payable in May 1995 and warrants ("Class C Warrants") to purchase 200,000 shares of Class A Common Stock (see Note 6) in a private placement. Such notes were collateralized by certain assets pledged by two stockholders and directors of the Company and were repaid at maturity in May 1995 together with accrued interest of approximately $20,000. In December 1994, the Company issued $1,250,000 principal amount of 12% bridge notes payable in December 1995 and warrants ("Class D Warrants") to purchase 625,000 shares of Class A Common Stock (see Note 6) in a private placement. During July and August 1995, all of the holders of $1,250,000 principal amount of 12% bridge notes completed the conversion of their notes (together with accrued interest of approximately $90,000), warrants to purchase 625,000 shares of Class A Common Stock and an additional $166,667 in cash, into 625,000 shares of Class A Common Stock.

Of the $1.65 million principal amount of notes and warrants issued in November and December 1994, the Company has allocated approximately $325,000 as the estimated value of the warrants issued with the notes. This amount was being amortized as additional interest expense and an increase to notes payable over the lives of the respective notes using the effective interest method until such notes were repaid (May 1995) or converted to equity (July and August 1995). At February 28, 1995, approximately $92,000 had been amortized and the remaining balance of approximately $233,000 at February 28, 1995 is reflected as a reduction in notes payable. There is no remaining balance at February 29, 1996. A member of the Board of Directors of the Company is an officer and principal of an entity which participated in $500,000 of the notes and Class D warrants which were subsequently converted to equity.

In August 1995, the Company issued $500,000 of notes bearing interest at 10% and payable in August 1997 or upon the earlier offering of equity securities of the Company ("Bridge Notes"). A portion of the Bridge Notes ($10,000, the "convertible portion") is repayable in 60,000 shares of Class A Common Stock. The Company does not allocate a value to the conversion feature and allocates all of the proceeds of the debt to notes payable in accordance with established accounting practice. In January 1996, in accordance with the terms of the Bridge Notes, all of the Bridge Note holders exercised their rights to convert the convertible portion to a total of 60,000 shares of Class A Common Stock and the remaining $490,000 was paid together with approximately $20,000 in accrued interest. Approximately $92,000 of issuance costs were incurred in connection with this Bridge Note financing. Such costs have been charged to interest expense in the accompanying financial statements.

In November 1995, the Company borrowed $100,000 under a 10% note payable to an individual who is a director of the Company and an officer of a corporate shareholder of the Company. $75,000 was repaid and then reborrowed in December 1995 and the entire amount, together with interest of approximately $3,000, was repaid in January 1996.

Total cash interest paid in the fiscal year ended February 29, 1996 was approximately $45,000. There was no cash interest paid in the year ended February 28, 1995.

Note 6 - Stockholders' Equity (Deficit)-

General

The Company was incorporated on February 22, 1991 in the state of New York and commenced operations on February 10, 1992. All references to share or per share data in the Company's financial statements refer to amounts after a stock split, approved by the Board of Directors on October 29, 1992, of approximately 21,532 shares for one.

Description of Class A and Class B Common Stock

The Class A and Class B Common Stock are identical in most respects except that:
(i) the Class B Common Stock has five votes per share and the Class A Common Stock has 1 vote per share, (ii) shares of Class B Common Stock are convertible into shares of Class A Common Stock and require conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by agreement with an underwriter, no more Class B Common Stock can be issued. Holders of Class A and Class B Common Stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B Common Stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders.

Class B Common Stock Subject to Forfeiture

Of the shares of Class B Common Stock outstanding, 1,000,000 shares are subject to forfeiture, to be returned to the Company by the holders, if certain conditions are not met. Such conditions remaining include certain minimum amounts of net income prior to February 28, 1998. Such conditions are subject to adjustment upon certain issuances of additional shares of Class A Common Stock. In the event that the conditions summarized above are met and the subject shares are released from restriction, the Company would be required to recognize a potentially significant charge to compensation expense, and credit to capital in excess of par value, with respect to such shares owned by officers or other employees.

Initial Public Offering of Class A Common Stock and Warrants

During the first quarter of fiscal 1994, the Company completed its initial public offering of 1,150,000 units of its equity securities (including exercise of the underwriter's over allotment option) yielding gross proceeds of $6.9 million (approximately $5.4 million, net of underwriting discounts and expenses). Each unit consists of one share of Class A Common Stock, one redeemable Class A warrant (which entitles the holder to purchase one share of Class A Common Stock initially at $9.00 and includes one redeemable Class B warrant) and one redeemable Class B warrant (which entitles the holder to purchase one share of Class A Common Stock initially at $13.50 per share). The Class A and Class B warrants are exercisable until March 1998 and are subject to redemption by the Company at $.05 per warrant, upon 30 days' written notice, based upon maintenance of certain closing bid prices of the Class A Common Stock for a specific period. The warrants are also subject to adjustment under certain conditions (see below).

In connection with the initial public offering, the Company sold an option permitting the underwriter to purchase 100,000 units at an exercise price of $7.20 per unit, subject to adjustment upon certain issuances of additional shares of Class A Common Stock (see below). The units underlying the underwriter's option are identical to the units described above except that the Class A and Class B warrants contained therein are not subject to redemption by the Company.

The July and August 1995 issuances of 625,000 shares of Class A Common Stock (discussed elsewhere in this note) as well as the conversion feature of the August 1995 Bridge Notes and the January 1996 public offering of Class A Common Stock result in an adjustment to the number of Class A and Class B warrants and underwriter's unit purchase option as well as to the respective exercise prices. The Company estimates that the approximate number of shares subject to warrants outstanding and approximate warrant exercise prices are as follows:

                                                      Units or
                                                   Shares Subject     Unit or
                                                    to Warrants     Share Price
                                                    -----------     -----------
   Class A Warrants                                  1,267,719         $ 8.16
   Class B Warrants                                  1,267,719         $12.25
   Unit Purchase Option (each unit consisting
     of one share of Class A
     Common Stock, one Class
     A warrant and one Class B warrant)                109,684         $ 6.56

Second public offering of Class A Common Stock and Warrants-

In January 1996, the Company completed the public offering of 1,850,000 shares of Class A Common Stock and 925,000 Class E Warrants sold through an underwriter in units of two shares and one warrant. Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $4.375 per share prior to December 26, 2000. The Class E Warrants are redeemable by the Company at $0.05 per share at any time that the average closing bid price of the Class A Common Stock is in excess of $5.6875 for twenty consecutive trading days. The offering yielded gross proceeds of $5.8 million (approximately $4.6 million net of offering discounts and expenses). The net proceeds are anticipated to be used to pay down certain indebtedness and to fund working capital and other requirements of the Company's production of its first product, the MAGNA-SL.

Stock Options and Warrants

In December 1992, the Company adopted its 1992 Stock Option Plan (the "Plan") which, as amended in 1993 and again in 1995, provides for the granting of incentive stock options (ISO), nonqualified stock options or stock appreciation rights (SAR) to purchase 1,000,000 shares of the Company's Class A Common Stock. Stock option activity for the fiscal years ended February 29, 1996 and February 28, 1995 was as follows:

                                 1996                           1995
                    ----------------------------   -----------------------------
                    Shares under       Price       Shares under        Price
                       option                         option
                    ------------      -------      ------------       -------

Beginning             744,500      $2.50 - $2.81    353,500        $4.25 - $6.00
Cancelled              27,500           $2.50       353,500        $4.25 - $6.00
Granted               265,000      $2.50 - $2.63    744,500        $2.50 - $2.81
Exercised/Expired        --             --             --                --
Ending                982,000      $2.50 - $2.81    744,500        $2.50 - $2.81

Of the options granted to date, options to purchase 702,500 shares have been granted to officers and/or directors of the Company. Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 800,000 and 450,000, respectively, are exercisable at February 29, 1996 and February 28, 1995 at a weighted average exercise price of approximately $2.50 and $2.50, respectively.

The option agreement with one officer obligates the Company to use its best efforts to register the shares underlying the options.

During the year ended February 28, 1995, five year warrants to purchase 825,000 shares of Class A Common Stock were issued in connection with the private placement of an aggregate amount of $1.65 million principal amount of notes payable issued in November and December 1994 and described in Note 5. Such warrants were valued at approximately $325,000, an estimate of their fair value at the time of issuance (see Note 5). In July and August 1995, warrants to purchase 625,000 shares, together with related notes payable, accrued interest and an additional cash payment, were exchanged as described in Note 5. Such warrants were issued with an exercise price of $2.85 per share, a price which was in excess of the market price of the Class A Common Stock when issued. The remaining warrants to purchase 200,000 shares are subject to adjustment for anti-dilution in certain circumstances and grant the holders certain other rights including those summarized below.

The agreement with certain holders of warrants to purchase 200,000 shares of Class A Common Stock permit those holders to obtain warrants to purchase 200,000 additional shares if they chose to invest $600,000 in an offering, by the Company, of securities and grant such holders certain registration rights. On June 16, 1995, the Company agreed to grant, upon the completion of a public offering, 25,000 shares of stock to such warrant holders in exchange for their agreement, in connection with a proposed public offering, not to sell their shares prior to July 1, 1996.

The pro-forma effect, as if such transactions had occurred at the beginning of the periods presented, on Net Loss, Net Loss per Share and Weighted Average Number of Shares Outstanding of: (i) the conversion of $1.25 million principal amount of notes and warrants into 625,000 shares of Class A Common Stock (discussed in Note 5), (ii) the conversion of the convertible portion of the 1995 Bridge Notes (discussed in Note 5) into 60,000 shares of Class A Common Stock and (iii) the issuance of 25,000 shares of stock to the Class C warrantholders as described above, is as follows:

                                      As Reported           Pro-Forma
                                      -----------           ---------
Year ended February 28, 1995:
       Net Loss                      $(3,153,000)         $(2,990,000)
       Weighted Average Shares         2,025,000            2,735,000
       Net Loss Per Share            $     (1.56)         $     (1.08)

Year ended February 29, 1996:
       Net Loss                      $(2,895,000)         $(2,783,000)
       Weighted Average Shares         2,710,000            3,043,000
       Net Loss Per Share            $     (1.07)         $     (0.92)

Note 7 - Sales and Distribution Agreements/Customer Deposits-

The Company has entered into various sales, distribution and sales representation agreements covering the sale of the MAGNA-SL. Such agreements include an exclusive arrangement for fee-for-service leasing, mobile applications, veterinary uses and certain overseas markets with an entity ( Beta Numerics, Inc., "Beta") in which three directors and beneficial shareholders of the Company are significant shareholders. Customer deposits at February 29, 1996 and February 28, 1995 consist of $620,000 and $420,000, respectively, received from that customer.

During the fourth quarter of fiscal 1996, the Company returned $30,000 of deposits from Beta at Beta's request. In April 1996, the Company returned to Beta, at Beta's request, an aggregate of $80,000 in deposits.

Note 8 - Income Taxes -

At February 29, 1996, the Company had net operating loss carryforwards of approximately $11 million to offset future income subject to tax and approximately $350,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $3.8 million of federal and $0.8 million of state deferred tax assets at February 29, 1996. Of these amounts, approximately $1.1 million of federal and $0.2 million of state deferred tax assets arose in the year ended February 29, 1996. The benefits of these carryforwards have not been recorded since realization is not assured.

A change in the ownership of a majority of the fair market value of the Company's common stock could possibly delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such a change may have occurred in 1993 at a time when net operating losses (subject to limitation) were less than $2 million. The Company believes that a significant issuance of additional stock after February 1996 could trigger an additional change and new limitation.

Such carryforwards and credits expire through the fiscal year ended in 2011.

Note 9 - Other matters -

Cash and cash equivalents - Included in cash and cash equivalents at February 29, 1996 and February 28, 1995 are approximately $2,000,000 and $500,000, respectively, of U. S. Treasury bills with maturities of less than three months. The remaining cash balances (approximately $1,047,000 and $403,000) at February 29, 1996 and February 28, 1995, respectively are maintained with a financial institution where such balances are insured up to $100,000.

Intellectual property rights - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's financial statements.

Current liabilities - Included in accrued liabilities are approximately $57,000 and $101,000, respectively, of accrued payroll costs and approximately $-0- and $43,000, respectively, in deferred credits related to rent as of February 29, 1996 and February 28, 1995

Selling and marketing costs - Included in selling and marketing costs for the year ended February 29, 1996, is a charge of approximately $60,000 related primarily to certain customer site, delivery and other costs which the Company has assumed in connection with an order received and sale recorded in the fiscal year ended February 29, 1996. These costs were recognized at the time of the order because the revenues recognizable upon shipment of the unit, due to special deferred payment terms, will not assure realization of these costs.

Related party transactions - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees accruing to such firm in the fiscal years ended February 29, 1996 and February 28, 1995 have been recorded at approximately $ 275,000 and $205,000, respectively, related to financing and general corporate matters. Amounts owing to such firm are included in the financial statements at approximately $130,000 and $115,000 at February 29, 1996 and February 28, 1995, respectively. At February 28, 1995 approximately $28,000 had been collected on a sublease (and the Company was in process of terminating the sublease) with a party in which two directors and beneficial owners of the Company are significant owners.

See also, notes 5 and 7.

Note 10 - Commitments and Contingencies -

Since April 1996, the Company leases approximately 16,000 square feet of office, manufacturing and research and development space under a lease which expires in April 2003 and provides for minimum annual rent plus the Company's share of certain common expenses and increases in taxes over a base year amount. The lease also calls for periodic increases beginning in the third year of the lease.

Future minimum annual rental payments (excluding common charges and increases in taxes) under the lease are as follows:

             Years ending February,             Amount
             ----------------------             ------

                      1997                    $ 138,000
                      1998                      138,000
                      1999                      143,000
                      2000                      148,000
                      2001                      155,000

Prior to April 1996, the Company leased approximately 10,000 square feet of office, manufacturing and research and development space at a different location under a lease which was to expire in September 1997. Under a "Surrender of Lease Agreement", the Company and the landlord agreed to the early termination of the lease and the forgiveness of certain amounts payable under the lease which were overdue.

Rent expense related to the facility lease was approximately $120,000 and $150,000 for the years ended February 29, 1996 and February 28, 1995, respectively. The fiscal 1996 amount excludes a credit of approximately $60,000 related to the surrender of the related lease.

The Company and its two key executive officers entered into three year employment agreements starting in February 1992 and which called for certain annual salaries, payments in the event of death or disability and a twenty four month period of non-competition in the event of termination. Such agreements expired on February 28, 1995 and have been extended to August 9, 1996.

One vendor has threatened litigation over certain contested balances due and certain alleged commitments for services in the future. The Company intends to vigorously contest this threatened litigation unless the vendor agrees to negotiate a settlement on a reasonable basis. While the ultimate liability in this matter is not known and the vendor has threatened to seek damages materially in excess of amounts recorded, the Company believes, based on the advice of counsel, that its liability will not exceed amounts recorded in the financial statements.

Item 8: Changes in and Disagreement with Accountants.

                       NONE

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

         The Company's Directors and executive officers are as follows:

         Name                      Age       Positions with the Company
         ----                      ---       --------------------------
Lawrence A. Minkoff, Ph.D.(1)(2)   48   Chairman of the Board of Directors,
                                          Chief Executive Officer and President
Joel M. Stutman, Ph.D.(1)          61   Vice-President, Chief Operating Officer
                                          and Director
John D. Haytaian                   52   Vice-President - Sales and Marketing
Kenneth C. Riscica                 42   Vice-President - Finance, Chief
                                          Financial Officer, Assistant Secretary
Cynthia R. May                     43   Director
Dr. Herbert Moskowitz              54   Director
Irwin M. Rosenthal(2)              65   Director

- ----------

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

         Lawrence A. Minkoff, Ph.D. is a co-founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer since its inception in February 1991. Since October 1989, Dr. Minkoff has served as President and a director of the Predecessor. The Predecessor is a principal shareholder of the Company and prior to the formation of the Company conducted the development activities relating to the Company's current technology. From October 1989 to February 1992, Dr. Minkoff was engaged in the development of MRI technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation, engaged in developing and commercializing the use of nuclear magnetic resonance for scanning the human body. Dr. Minkoff served as a member of its Board of Directors from January 1985 to February 1989.

         Joel M. Stutman, Ph.D. is a co-founder of the Company and has served as Vice President, Chief Operating Officer and a Director since its inception in February 1991. From November 1987 to June 1991, Dr. Stutman was president and a director of Imaging Systems International (ISI). ISI is a company that establishes and manages MRI centers. From October 1989 to June 1991, he served as the general manager of ISI's North Georgia Diagnostic Imaging, L.P., a public limited partnership providing MRI imaging services. From July 1978 to August 1986, Dr. Stutman served as vice-president of computer sciences and from August 1986 to November 1987, as an executive vice-president of marketing at Fonar Corporation.

         John D. Haytaian has served as Vice President of Sales and Marketing of the Company since November 1991 and as Acting Chief Financial Officer of the Company from November 1991 to November 1993. From August 1990 to November 1991, Mr. Haytaian served as a managing director and vice president-sales of EquiMed Leasing Inc., a company engaged in medical equipment leasing. From September 1989 to August 1990 he was an independent consultant to the medical equipment industry. Mr. Haytaian served Fonar Corporation in the following capacities: from January 1982 to December 1983 as assistant to the president, from January 1984 to July 1986 as vice-president of operations and from August 1986 to September 1989 as vice-president of sales.


                                     III-1

         Kenneth C. Riscica has served as Vice President-Finance and Chief Financial Officer of the Company since November 1993 (after joining the Company in August 1993), as Treasurer since July 1995 and as Assistant Secretary since September 1994. From 1976 through 1992, Mr. Riscica was with Arthur Andersen and Co., S.C., where he served as a partner in charge of an enterprise group program for emerging companies from 1987 through 1992. Since 1992, Mr. Riscica has served as a financial consultant and as managing director-chief executive officer of Riscica Associates, Inc. a financial and management consulting firm. Mr. Riscica is a certified public accountant in the State of New York.

         Ms. Cynthia R. May has served as a Director of the Company since January 1996. Since 1981, Ms. May has been employed by Saginaw Controls & Engineering Corp., a private manufacturing company, most recently as a vice president. Since 1994, Ms. May has been treasurer of Marathon Investments L.L.C. and vice president and treasurer of GRQ, L.L.C., two entities involved in investment and financing. Marathon Investments L.L.C. is a principal shareholder of the Company.

         Dr. Herbert Moskowitz has served as a Director of the Company since February 1992 and as its Treasurer from February 1992 to July 1994. Dr. Moskowitz has been the Chairman of the Board of Life Medical Sciences, Inc. ("Life Medical"), a publicly traded medical technology company from August 1990 to the present, and has been its Chief Executive Officer from August 1990 to March 1993 and from December 1994 to the present. From 1986 to June 1990 he served in various capacities, including director, chairman of the board, chief executive officer and president of Advanced Tissue Sciences, Inc., a publicly traded medical technology company. Dr. Moskowitz is also a director of EchoCath, Inc. ("EchoCath"), a publicly traded medical technology company. Dr. Moskowitz is also president, a director and principal stockholder of Magar Inc. ("Magar"), a private investment firm, and a general partner of Alliance Partners ("Alliance Partners"), a private investment partnership.

         Irwin M. Rosenthal has served as a Director of the Company since February 1992. He has served as a senior partner at Rubin Baum Levin Constant & Friedman since December 1991. From December 1989 to December 1991, he served as a partner at Baer Marks Upham, and from 1983 to December 1989, a senior partner, at Botein Hays & Sklar. Mr. Rosenthal is a director of Life Medical, Symbollon Corporation, a publicly traded chemical and medical technology company, and a director and officer of EchoCath. Mr. Rosenthal serves as secretary and director of Magar, of which he is a principal stockholder, and is a general partner of Alliance Partners.

         In October 1995, the Company's Board of Directors voted to increase the number of directors from five to seven. In connection therewith, Ms. Cynthia R. May was elected to serve as a Director with her term to commence after the effectiveness of a public offering of securities which became effective in December 1995. In February 1996, Hon. Leonard Braman resigned from the Board.

         The Company has obtained key-person life insurance coverage in the face amount of $1,000,000 for each of Dr. Lawrence A. Minkoff and Dr. Joel M. Stutman naming the Company as beneficiary under such policies.

Item 10:  Executive Compensation.

         The information called for by this item is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.


Item 11: Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to the definative Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.


                                     III-2

Item 12: Certain Relationships and Related Transactions

         In November 1994, Dr. Moskowitz and Mr. Rosenthal advanced $90,000 and $10,000, respectively, to the Company for working capital purposes. In November 1994, the Company sold $400,000 principal amount of bridge notes and 200,000 Class C Warrants for $400,000 to Michael Cantor ($240,000) and four other individuals in a private placement. The bridge notes carried interest at 10% and were repaid at their maturity on May 23, 1995. Dr. Moskowitz and Mr. Rosenthal agreed to pledge certain assets in connection with these bridge notes and the amounts advanced by Dr. Moskowitz and Mr. Rosenthal were repaid, in November 1994, out of the proceeds of the notes and warrants. The Class C Warrants grant the holders the right to purchase a total of approximately 212,000 (127,200 with respect to Michael Cantor) shares of Class A Common Stock at a per share price estimated at $2.70 (subject to adjustment) prior to November 1999 and carry certain registration rights. The warrant holders also have certain rights to participate in a private offering of Company securities and, under certain circumstances in connection therewith, receive additional warrants to purchase 200,000 shares of Class A Common Stock at $2.85 (subject to adjustment). In connection with a public offering of equity securities completed in January 1996, the Company has agreed to issue 25,000 shares of Class A Common Stock to the Class C Warrantholders in exchange for their agreement to not sell the shares underlying the Class C Warrants as well as such 25,000 shares before July 1, 1996 and deferral of their registration right relating to the shares underlying the Class C Warrants.

         In December 1994 the Company sold for $1,250,000 a total of $1,250,000 principal amount (including $500,000 to Marathon Investments, L.L.C. and $500,000 to Fred Kassner) of 12% bridge notes payable in December 1995 (or earlier completion of a public or private offering of securities) and five year warrants to purchase a total of 625,000 shares (including 250,000 to Marathon Investments, L.L.C. and 250,000 to Fred Kassner) of Class A Common Stock at $2.85 (subject to adjustment) in a private placement. During July and August 1995, all of the holders of $1,250,000 principal amount of the 12% Notes converted their 12% Notes (together with accrued interest), Class D Warrants to purchase 625,000 shares of Class A Common Stock (at an exercise price of $2.85 per share) and an additional $166,667 in cash (including $100,000 from Marathon Investments, L.L.P. and $66,667 from Fred Kassner) into 625,000 shares of Class A Common Stock. Ms. Cynthia May, who has been elected to serrve on the Board of Directors beginning in January 1996, is a beneficial owner and officer of Marathon Investments, L.L.C. In November 1995, Ms May loaned to the Company $100,000 under a 10% note which was paid in January 1996. In December 1995, $75,000 of this amount was repaid and then reborrowed.

         In December 1994, the Company entered into a sales, marketing and distribution agreement with Beta Numerics, Inc. ("Beta"). Beta is a private company, two founders and principal stockholders of which are Dr. Herbert Moskowitz and Mr. Irwin Rosenthal, each of whom is a director and stockholder of the Company. Further, Marathon Investments, L.L.P. and Fred Kassner also have financial investments in Beta. Under the agreement, Beta was granted the following rights: (i) an exclusive worldwide right to distribute the Company's MAGNA-SL on a fee-for-service lease basis, (ii) a non-exclusive right to act as an additional leasing source for customers preferring to lease rather purchase the Company's scanners, (iii) an exclusive worldwide right to distribute the MAGNA-SL in the veterinary market, (iv) an exclusive worldwide right to distribute mobile versions of the MAGNA-SL which may be developed in the future and (v) an exclusive right to distribute the MAGNA-SL in certain territories other than the United States. The agreement, which has a term of ten years (subject to renewal by Beta for an additional ten year period), is terminable by the Company if Beta fails to place orders for a minimum of eight scanners in year one, 16 scanners in year two and 24 scanners in each year thereafter. Under the agreement, the purchase price to be paid is to be at a minimum discount of 15% from the then list price. The Company is required to offer Beta any better pricing, or other terms, with respect to the same number of units, offered to any other customer. Beta has agreed to fund up to $350,000 of expenses in connection with the development of a mobile version of the MAGNA-SL, subject to its right to terminate such funding if it determines that such development is not advantageous. Although the Company anticipates that Beta will seek financing sufficient to meet its minimum obligations under the agreement, there can be no assurance that Beta will be successful in obtaining such financing or that these minimum obligations will be met. The Company and Beta are in discussions concerning an extension of the initial time frame necessary for Beta to purchase its minimum obligations. Through May 20, 1996, Beta has paid the Company approximately $1,075,000, representing payment on the first system delivered, deposits on another six additional scanners and advance payments for development of the mobile version. Four of the deposits received from Beta do not represent orders, and there can be no assurance that such deposits will ultimately be converted to orders. In February 1996, the Company returned $30,000 in deposits to Beta at Beta's request and in April 1996, the Company returned an additional $80,000 in deposits to Beta at Beta's request.


                                     III-3

         The Company sublet approximately 950 square feet of space at its Corporate Headquarters to a company of which Magar Inc. is a principal shareholder and Irwin M. Rosenthal and Dr. Herbert Moskowitz are directors. The sublease provided for a minimum annual rental commitment of approximately $18,000 (excluding allocated real estate taxes, utilities and other costs) through September 1997. During 1995, the sublease was terminated by the Company after collection of a total of approximately $28,000 of rent and related costs.

         Transactions between the Company and its Directors, officers and principal shareholders have been approved by the disinterested directors of the Company and determined to be on terms no less favorable than those available from independent third parties.

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits

         See Index to Exhibits on Page E-1.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 1996.


                                     III-4

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGNA-LAB INC.
Dated: May 24, 1996
                                            By:/s/Lawrence A. Minkoff
                                               ----------------------
                                            Lawrence A. Minkoff
                                            President, Chairman of the Board and
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                    Date

/s/Lawrence A. Minkoff        President, Chairman of the Board
- ------------------------      and Chief Executive Officer
   Lawrence A. Minkoff        (principal executive officer)         May 24, 1996


/s/Joel M. Stutman            Vice President, Chief Operating
- ------------------------      Officer and Director
   Joel M. Stutman                                                  May 24, 1996


/s/Kenneth C. Riscica         Vice President-Finance, Chief
- ------------------------      Financial Officer, Assistant
   Kenneth C. Riscica         Secretary and Trasurer (principal
                              financial and accounting officer)     May 24, 1996


/s/Cynthia R. May
- ------------------------
   Cynthia R. May             Director                              May 24, 1996


/s/Herbert Moskowitz
- ------------------------
   Herbert Moskowitz          Director                              May 24, 1996


/s/Irwin M. Rosenthal
- ------------------------
   Irwin M. Rosenthal         Director                              May 24, 1996


                                     III-5

                                INDEX TO EXHIBITS
Exhibit
  No.                        Description
- -------                      -----------

3.1      Restated Certificate of Incorporation of the Company. (1)
3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (3)
3.1(b)   Certificate of Amendment of Restated Certificate of Incorporation (4).
3.2      By-Laws of the Company. (1)
3.2(a)   Amendment to By-Laws of the Company. (3)
10.1     1992 Stock Option Plan of the Company, as amended. (7)(8)
10.2 Form of Stock Restriction Agreement among the Company, Class B Common shareholders of the Company and D. H. Blair Investment Banking Corp.
         (2)
10.3 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.4 Employment Agreement, dated February 28, 1992, between the Company and Dr. Joel M. Stutman. (1)(8)
10.4(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Joel M. Stutman. (7)
10.5 Employment Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)(8)
10.5(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Lawrence A. Minkoff. (7)
10.6 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreemnet) for 10% notes and Class C Warrants. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320)
10.7 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 12% Notes and Class D Warrants. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.8 Sales, Marketing and Distribution Agreement between Beta Numerics Inc. and Magna-Lab Inc. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.9(a) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Kurt Isselbacher. (2)
10.9(b) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Valentin Fuster. (3)
10.9(c) Medical Advisory Board Agreement between the Company and Dr. Thomas Brady. (3)
10.10 Lease dated February 28, 1992 between Grumman Aerospace Corporation and the Company. (1)
10.11 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)(8)
10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)(8)

10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)(8)
10.15    Employment Agreement between the Company and Kenneth C. Riscica. (5)(8)
10.16 Form of Consulting Agreement between the Company and D.H. Blair Investment Banking Corp.(3)
10.18 Agreement between Magna-Lab Inc. and Surrey Medical Imaging Systems Limited dated August 23, 1993. Incorporated by reference to Exhibit
         10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 File No. 0-211320)
10.19 Letter Amendment dated December 8, 1993 to Agreement with Surrey Medical Imaging Systems Limited. Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 (File No. 0-21320)
10.19(a) Letter of amendment dated July 11, 1994 to agreement with Surrey
         Medical Imaging Systems Limited. Incorporated by reference to exhibit
         10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1994. (File Number 0-21320)
10.20 Foreign Distributorship Agreement and Coordination Foreign Distributor Agreement between Magna-Lab Inc. and Apic-Medarax dated January 22, 1994. (5)
10.20(a) Letter amendment dated September 1, 1994 to Foreign Distributor
         Agreement dated January 22, 1994. Incorporated by reference to Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994. (7)
10.20(b) Letter amendment dated October 20, 1995 to Foreign Distributor
         Agreement dated January 22, 1994. (7)
10.21 Form of stock option agreement between the Company and each non executive option holder. (5)
10.22 Medical Advisory Board Agreement, dated January 19, 1994, between the Company and Dr. William Abbott. (5)
10.23 Form of Underwriting Agreement, dated March 30, 1993, between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index.
10.24 Form of Unit Purchase Option, dated April 6, 1993 between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to
         Exhibit 1.2 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index
10.25 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. and American Stock Transfer and Trust Company.(3)
10.26 Placement Agent Agreement, dated as of June 20, 1995, among the Company, the Representative and, for purposes of certain sections, Dreyer & Traub, L.L.P. (7)
10.27 Form of Subscription Agreement, dated as of August 4, 1995, between the Company and Bridge Note investors. (7)
10.28    Lock-up letters from Bridge Note investors. (7)
10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7)
10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7)
10.31 Surrender of Lease Agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.
10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.
10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.
10.34 Form of Underwriting Agreement between the Company and H.J. Meyers & Co., Inc. (7)
10.35    Form of Representative's Warrant Agreement. (7)
10.36 Form of Merger and Acquisition Agreement between the Company and H.J. Meyers & Co., Inc. (7)
10.37 Form of Financial Consulting Agreement between the Company and H.J. Meyers & Co., Inc. (7)
11       Statement re computation of per share earnings. (6)
27       Financial Data Schedule.

- ----------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").

(2) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1, filed on March 3, 1993, to the S-1.

(3) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 2, filed on March 25, 1993, to the S-1.

(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994 (File No. 0-21320).

(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994 (File No. 0-21320).

(6) Incorporated by reference to Exhibit 11 to the Form 10-KSB for the year ended February 28, 1994; year ended February 28, 1995 not required; year and quarter ended February 29, 1996 included herewith.

(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form SB-2 (Registration Statement No. 33-96272) filed on August 28, 1995 including Amendment No. 1 filed on October 20, 1995 and Amendment No. 2 filed on December 19, 1995.

(8) Constitutes a management contract or compensatory plan or arrangement.