Form 10QSB
period 1996-05-31
MAGNA LAB INC
filed 1996-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: May 31, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from _____ to ____

Commission file number 0-21320

                                 Magna-Lab Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New York                               11-3074326
     -------------------------------         ---------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

                    250Z Executive Drive, Edgewood. NY 11717
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 1996

         Class A Common Stock, $.001 Par Value                3,743,899
  --------------------------------------------------      ----------------

         Class B Common Stock, $.001 Par Value                1,846,101
  --------------------------------------------------      ----------------
                           Class                                Shares


    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                 MAGNA-LAB INC.

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

        ITEM 1. - FINANCIAL STATEMENTS

                      BALANCE SHEETS                                    1

                      STATEMENTS OF OPERATIONS                          2

                      STATEMENTS OF CASH FLOWS                          3

                      STATEMENT OF STOCKHOLDERS' EQUITY                 4

                      NOTES TO FINANCIAL STATEMENTS                   5-6

        ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION                                    7-8

PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                      8

        ITEM 5 - OTHER INFORMATION                                      8

        ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                      8


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                                 MAGNA-LAB INC.

                                 BALANCE SHEETS
                 May 31, 1996 (unaudited) and February 29, 1996

                                                                         May 31,      February 29,
                                                                          1996            1996
                                                                      ------------    ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,928,000    $  3,047,000
  Accounts receivable                                                        7,000          62,000
  Inventory                                                                440,000         199,000
  Deposits and other                                                       468,000         475,000
                                                                      ------------    ------------
        Total current assets                                             2,843,000       3,783,000
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, less accumulated
 depreciation and amortization of
 approximately $298,000 and $272,000, respectively                         380,000         351,000
                                                                      ------------    ------------
OTHER ASSETS                                                                15,000           2,000
                                                                      ------------    ------------
                                                                      $  3,238,000    $  4,136,000
                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $    748,000    $    754,000
  Accrued liabilities                                                      454,000         558,000
  Customer deposits                                                        555,000         635,000
                                                                      ------------    ------------
        Total current liabilities                                        1,757,000       1,947,000
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                        --              --
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 3,743,899 shares issued,
    3,743,899 and 3,736,802 shares outstanding, respectively                 4,000           4,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   1,846,101 and 1,853,198 shares outstanding, respectively                  2,000           2,000
  Capital in excess of par value                                        13,324,000      13,324,000
  Accumulated deficit                                                  (11,849,000)    (11,141,000)
                                                                      ------------    ------------
        Total stockholders' equity                                       1,481,000       2,189,000
                                                                      ------------    ------------
                                                                      $  3,238,000    $  4,136,000
                                                                      ============    ============

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                   Three months ended May 31,
                                                 ------------------------------
                                                     1996               1995
                                                 -----------        -----------

REVENUES                                         $      --             $425,000
                                                 -----------        -----------
COSTS AND EXPENSES:
  Cost of sales                                         --              333,000
  Selling and marketing                              130,000            150,000
  General and administrative                         285,000            261,000
  Research and development                           319,000            369,000
                                                 -----------        -----------
                                                     734,000          1,113,000
                                                 -----------        -----------
OTHER INCOME (EXPENSE)
  Interest expense                                    (2,000)          (137,000)
  Interest income                                     28,000              5,000
                                                 -----------        -----------
NET LOSS                                            (708,000)       $  (820,000)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                4,590,000          2,025,000
                                                 ===========        ===========
NET LOSS PER SHARE                               $     (0.15)       $     (0.40)
                                                 ===========        ===========

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                     Three Months ended May 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $  (708,000)   $  (820,000)
                                                     -----------    -----------
  Adjustments:
    Depreciation and amortization                         26,000         22,000
    Imputed interest                                        --           91,000
    Effect on cash of changes in
      operating assets and liabilities:
      Inventory                                         (241,000)        83,000
      Accounts receivable                                 55,000        (65,000)
      Deposits and other                                  (6,000)       (52,000)
      Accounts payable and accrued liabilities          (110,000)       251,000
      Customer deposits                                  (80,000)        60,000
                                                     -----------    -----------
           Total adjustments                            (356,000)       390,000
                                                     -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                 (1,064,000)      (430,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                    (55,000)          --
                                                     -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                    (55,000)          --
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repay 10% Bridge Notes                                    --         (400,000)
  Other, net                                                --            2,000
                                                     -----------    -----------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES          --         (398,000)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (1,119,000)      (828,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                  3,047,000        903,000
                                                     -----------    -----------
  End of period                                      $ 1,928,000    $    75,000
                                                     ===========    ===========


                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the quarter ended May 31, 1996 (unaudited)


                                                           Common Stock
                                       ----------------------------------------------------   Capital in
                                        Class A                     Class B                     Excess
                                        ----------------------      -----------------------     Of Par       Accumulated
                                        Shares        Amount        Shares        Amount         Value         Deficit
                                       ---------   -----------     ---------    -----------   ------------   -----------
BALANCES, February 29, 1996            3,736,802   $     4,000     1,853,198    $     2,000   $ 13,324,000   (11,141,000)

CONVERT B SHARES TO A                      7,097                      (7,097)

NET LOSS                                                                                                        (708,000)
                                       ----------------------------------------------------------------------------------
BALANCES, May 31, 1996 (unaudited)     3,743,899   $     4,000     1,846,101    $     2,000   $ 13,324,000   (11,849,000)
                                       =========   ===========   ===========    ===========   ============   ===========

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 1996.

Prior to February 29, 1996, the Company has reported as a development stage company.

NOTE 2 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting certain (1,000,000) shares, which are forfeitable unless certain events occur, from shares outstanding in computing net loss per share. Such forfeitable shares would not be deducted in computing net income per share. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 3 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of approximately $240,000 (which has been paid) beyond the $480,000 paid as a deposit. All initial consoles have been purchased and an unamortized deposit of approximately $332,000 remains at May 31, 1996. Such remaining deposit will be amortized over the remaining consoles to be purchased under the amended agreement. Such amount is included in deposits and other assets in the accompanying financial statements. If the Company does not purchase consoles beyond the initial consoles, such remaining deposit (or portion thereof) would be forfeited.

At May 31, 1996, the Company is in discussion with this vendor regarding purchasing a new model console and the effect on pricing and amortization of remaining deposits.

NOTE 4 - PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 1996 are as follows:

           Machinery and equipment                          $600,000
           Purchased software                                 78,000
                                                            --------
                                                             678,000
           Less accumulated depreciation and amortization    298,000
                                                            --------
                                                            $380,000
                                                            ========

Note 5 - NOTES PAYABLE:

On May 23, 1995, the Company repaid $400,000 principal amount of 10% bridge notes (issued in November 1994) at their maturity together with accrued interest of approximately $20,000. The remaining notes payable of $1.25 million at May 31, 1995 consisted of 12% bridge notes due in December 1995 (or the closing of an earlier equity financing), net of amounts allocated to warrants issued together with the notes. In May and July 1995, holders of such 12% bridge notes and warrants indicated their intention to convert their notes payable, accrued interest, warrants to purchase 625,000 shares of Class A common stock and an additional approximately $167,000 into Class A common stock. Amortization during the quarter ended May 31, 1995 of the amounts allocated to the warrants approximated $91,000. Of the notes and warrants, $500,000 and 250,000, respectively, were held by an entity whose Treasurer became a member of the Company's Board of Directors in 1996.

NOTE 6 - STOCKHOLDERS' EQUITY:

During the first quarter ended May 31, 1995, the Company granted options to purchase 215,000 shares of Class A Common Stock to officers and a director of the Company. In June 1995, the Company agreed with the holders of Class C Warrants to issue them 25,000 shares of Class A Common Stock in exchange for their agreement to postpone any sales of shares under such warrants, and defer their registration right relating to these shares, in connection with a financing which was concluded in January 1996.

The pro-forma effect, as if such transactions had occurred at the beginning of the periods presented, on Net Loss, Net Loss per Share and Weighted Average Number of Shares Outstanding of: (i) the conversion of $1.25 million principal amount of notes and warrants into 625,000 shares of Class A Common Stock (discussed in Note 5) and (ii) the issuance of 25,000 shares of stock to the Class C warrantholders as described above, is as follows:

                                       As Reported      Pro-Forma
                                       ------------   ------------
Quarter ended May 31, 1995:
             Net Loss                  $  (820,000)   $  (700,000)
             Weighted Average Shares     2,025,000      2,675,000
             Net Loss Per Share        $      (.40)   $      (.26)


Note 7 - CUSTOMER DEPOSITS:

Activity in customer deposits during the quarter ended May 31, 1995 included receipt of additional deposits from a related party totaling $420,000 and release to the Statement of Operations of $360,000 of customer deposits previously recorded. During the quarter ended May 31, 1996, the Company returned $80,000 in customer deposits to this related party at their request.

Note 8 - ACCRUED LIABILITIES:

Included in accrued liabilities at May 31, 1996 are approximately $62,000 and $57,000 related to notes payable for certain insurance policies and accrued payroll, respectively.

Note 9 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees accruing to such firm in the quarter ended May 31, 1996 have been recorded at approximately $75,000 related to financing, strategic and general corporate matters. Amounts owing to such firm are included in the financial statements at approximately $50,000 at May 31, 1996.

Also see Notes 5 and 7.

Litigation matter - During the quarter ended May 31, 1996, a vendor filed a litigation against the Company over certain contested balances due and certain alleged commitments for services in the future. The Company intends to vigorously contest this litigation unless the vendor agrees to negotiate a settlement on a reasonable basis. While the ultimate liability in this matter is not known and the vendor seeks damages materially in excess of amounts recorded, the Company believes, based on the advice of counsel, that its liability will not exceed amounts recorded in the financial statements.

Item 2. Management's Discussion and Analysis or Plan of Operation

(a) Plan of Operation:

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other information about the business contained in the Company's annual report on Form 10-KSB for the year ended February 29, 1996.

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

The Company believes, based upon present resources and anticipated operations, that it has the financial resources to fund its operations for the remainder of the current fiscal year ending February 28, 1997. Thereafter it is expected to require additional financing. This belief is based upon estimates and assumptions including, among other things, levels of existing and projected orders and sales, as well as existing and projected operating and production costs, efficiencies and scheduling. The sales and production levels projected for the fiscal year ended February 28, 1997 are substantially greater than the sales and production levels in the past fiscal year. In that regard, it is noted that the Company has only emerged from the development stage in the fourth quarter of the fiscal year ended February 29, 1996. The ability of the Company to achieve the increased sales and production will depend upon, among other things, the success of the Company and its distributors in fostering market acceptance of the Company's product and the success of production programs and vendor cooperation. The Company has assumed that shipments will commence in the second quarter of the fiscal year ending February 28, 1997 and will increase in later quarters. The Company's assumptions also included the finalization of an arrangement with Elscint substantially as described in Item 5 - Other information, including the receipt of an up-front nonrefundable royalty payment. In the event that the Company's estimates and assumptions prove materially incorrect, the Company's financial resources may not be adequate to fund planned operations which could have a material adverse effect on the Company's business and operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

     Summary of product research and development being performed and to be performed

The Company plans to maintain an ongoing program of research and development aimed at continuous improvement of existing scanners in order to keep pace with changing technology and developing scanners capable of imaging other parts of the human body. Further, during the fiscal year ending February 28, 1997, the Company is commited to complete certain development tasks under its strategic business arrangement with Elscint which both parties have agreed are necessary for marketing in the territories covered by the agreement with Elscint (all of which are located outside the U.S.). There can be no assurance that the Company will have sufficient funds from operations to maintain its research and development efforts at levels which it considers necessary. In the event that sufficient funds are not generated from operations, the Company may be forced to limit its development efforts. In any event, the Company does not presently anticipate that it will have sufficient funds in the coming fiscal year to enable the Company to develop a working prototype of any new or significantly enhanced scanners without additional financing.

     Expected purchase or sale of plant or significant equipment

The Company expects to continue to purchase equipment as needed in the ordinary course of its activities. The Company expects to make commitments to purchase approximately $300,000 of test equipment and production tooling during the fiscal year ending February 28, 1997. Additional capital expenditures may need to be made based upon the level of operations.

Reference is made to Note 3 to the Financial Statements which discusses certain purchase commitments made with a vendor for components of the MAGNA-SL system. Such agreement calls for additional payments as specified therein. In addition, the Company has commenced certain purchasing activities related to other components for the MAGNA-SL.

     Expected changes in the number of employees

At July 1, 1996, the Company had approximately 20 full time employees. During the next 12 months, the Company plans to add additional employees in the areas of sales and marketing, service/support, applications, production and general and administrative functions. The number and timing of such hiring will vary depending upon the success of sales and marketing effort

PART II - OTHER INFORMATION

Item 1. - Legal proceedings

Reference is made to Part I - Item 2 of Form 10-KSB for the year ended February 29, 1996 for discussion of a legal proceeding commenced against the Company in the current fiscal year.

Item 5. - Other information

In June 1996, the Company and Elscint Cryomagnetics, Ltd. a subsidiary of Elscint, Ltd. ("Elscint") signed definitive agreements covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. If Elscint manufactures and sells the minimum quantities contemplated by the agreement, (assuming the initial term and two renewal periods) minimum royalties would be approximately $7.5 million. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

The parties have agreed to certain development tasks and enhancements, which, if not completed within five months of the signing of the agreement, could, if not cured, result in termination of the agreement by Elscint.

Item 6. - Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit No.

      (10.38) License and Distribution Agreement with Elscint Cryomagnetics, Ltd. dated June 11, 1996. Confidential treatment is being requested for portions of this agreement pursuant to Rule 24b -2

      (11) Statement re: computation of loss per share - A statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

      (27)     Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAGNA-LAB, INC.
                                       ---------------
                                        (Registrant)


Date:  July 15, 1996            By:/s/ Lawrence A. Minkoff
                                   ---------------------------------
                                   Lawrence A. Minkoff, Chairman of the
                                   Board of Directors, Chief Executive
                                   Officer and President
                                   (Principal Executive Officer)

Date:  July 15, 1996            By:/s/ Kenneth C. Riscica
                                   ---------------------------------
                                   Kenneth C. Riscica, Vice President - Finance, Chief Financial Officer, Treasurer and Assistant Secretary
                                   (Principal Financial and Accounting Officer)