Form 10QSB
period 1996-08-31
MAGNA LAB INC
filed 1996-09-30
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from______ to______

Commission file number 0-21320

                                 Magna-Lab Inc.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                New York                             11-3074326
    ---------------------------------    -----------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                    250Z Executive Drive, Edgewood, NY 11717
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                          -----------------------------
                           (Issuer's telephone number)

            _________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - September 17, 1996

        Class A Common Stock, $.001 Par Value                      3,746,185
- -----------------------------------------------------         ------------------

        Class B Common Stock, $.001 Par Value                      1,843,815
- -----------------------------------------------------         ------------------
                        Class                                       Shares

    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                 MAGNA-LAB INC.


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

   ITEM 1. - FINANCIAL STATEMENTS

             BALANCE SHEETS                                                    1

             STATEMENTS OF OPERATIONS                                          2

             STATEMENTS OF CASH FLOWS                                          3

             STATEMENT OF STOCKHOLDERS' EQUITY                                 4

             NOTES TO FINANCIAL STATEMENTS                                 5 - 8

   ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION                                              8 - 9

PART II - OTHER INFORMATION

   ITEM 1. - LEGAL PROCEEDINGS                                                 9

   ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS                                                9

   ITEM 5 - OTHER INFORMATION                                                 10

   ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                 10


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                                 MAGNA-LAB INC.

                                 BALANCE SHEETS
                August 31, 1996 (unaudited) and February 29, 1996

                                                                                     August 31,     February 29,
                                                                                        1996            1996
                                                                                    ------------    ------------
                                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $  1,107,000    $  3,047,000
  Accounts receivable                                                                    307,000          62,000
  Inventory                                                                              491,000         199,000
  Deposits and other                                                                     402,000         475,000
                                                                                    ------------    ------------
        Total current assets                                                           2,307,000       3,783,000
                                                                                    ------------    ------------
PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization of $324,000 and $272,000, respectively                                 477,000         351,000
                                                                                    ------------    ------------
OTHER ASSETS                                                                              15,000           2,000
                                                                                    ------------    ------------
                                                                                    $  2,799,000    $  4,136,000
                                                                                    ============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts Payable                                                                  $    709,000    $    754,000
  Accrued liabilities                                                                    519,000         558,000
  Customer deposits                                                                      461,000         635,000
                                                                                    ------------    ------------
        Total current liabilities                                                      1,689,000       1,947,000
                                                                                    ------------    ------------
OBLIGATIONS UNDER CAPITAL LEASES, noncurrent                                              38,000            --
                                                                                    ------------    ------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 11)

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                                      --              --
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 3,746,185 shares issued, 3,746,185
   and 3,736,802 shares outstanding, respectively                                          4,000           4,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
   1,875,000 shares issued,
   1,843,815 and 1,853,198 shares outstanding                                              2,000           2,000
  Capital in excess of par value                                                      13,324,000      13,324,000
  Accumulated Deficit                                                                (12,258,000)    (11,141,000)
                                                                                    ------------    ------------
        Total stockholders' equity                                                     1,072,000       2,189,000
                                                                                    ------------    ------------
                                                                                    $  2,799,000    $  4,136,000
                                                                                    ============    ============

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                   Three months ended August31,       Six months ended August 31,
                                   ----------------------------      ----------------------------
                                      1996             1995             1996             1995
                                   --------------------------------------------------------------

REVENUES
  Sales                            $   400,000      $      --        $   400,000          425,000
  Royalties                            250,000             --            250,000             --
                                   -----------      -----------      -----------      -----------
                                       650,000             --            650,000          425,000
COST OF SALES                          259,000             --            259,000          333,000
                                   -----------      -----------      -----------      -----------
GROSS PROFIT                           391,000             --            391,000           92,000
                                   -----------      -----------      -----------      -----------
OPERATING EXPENSES:
  General and administative            388,000          257,000          673,000          518,000
  Selling and marketing                182,000          163,000          312,000          313,000
  Research and development             244,000          295,000          562,000          664,000
                                   -----------      -----------      -----------      -----------
                                       814,000          715,000        1,547,000        1,495,000
                                   -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                  (423,000)        (715,000)      (1,156,000)      (1,403,000)
                                   -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
  Interest and financing expense        (4,000)         (78,000)          (6,000)        (215,000)
  Interest income                       17,000            1,000           45,000            6,000
                                   -----------      -----------      -----------      -----------
NET LOSS                           $  (410,000)     $  (792,000)     $(1,117,000)     $(1,612,000)
                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               4,590,000        2,230,000        4,590,000        2,127,000
                                   ===========      ===========      ===========      ===========
NET LOSS PER SHARE                 $     (0.09)     $     (0.36)     $     (0.24)     $     (0.76)
                                   ===========      ===========      ===========      ===========


                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                For the six months ended August 31, 1996 and 1995
                                   (unaudited)

                                                       1996           1995
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,117,000)   $(1,612,000)
                                                    -----------    -----------
  Adjustments:
    Depreciation and amortization                        52,000         49,000
    Imputed interest                                       --          136,000
    Effect on cash of changes in operating
      assets and liabilities:
      Accounts receivable                              (245,000)       (55,000)
      Inventory                                        (292,000)        86,000
      Deposits and other                                 60,000        (31,000)
      Accounts payable and accrued liabilities         (119,000)       478,000
      Customer deposits                                (174,000)        90,000
                                                    -----------    -----------
           Total adjustments                           (718,000)       753,000
                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                (1,835,000)      (859,000)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                   (97,000)       (21,000)
  All other, net                                           --             --
                                                    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                   (97,000)       (21,000)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Conversion of notes and warrants
    (non-cash portion - see Note 5)                        --          167,000
  Sales of notes                                           --          500,000
  Repay 10% bridge notes                                   --          400,000
  Debt and equity offering costs; other                  (8,000)      (147,000)
                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                (8,000)       120,000
                                                    -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (1,940,000)      (760,000)
CASH AND CASH EQUIVALENTS:
  Beginning of year                                   3,047,000        903,000
                                                    -----------    -----------
  End of year                                       $ 1,107,000    $   143,000
                                                    ===========    ===========

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    For the six months ended August 31, 1996
                                   (unaudited)

                                                    Common Stock
                                  ------------------------------------------------     Capital in
                                    Class A                    Class B                   Excess
                                  ----------------------      --------------------       Of Par         Accumulated
                                    Shares       Amount         Shares      Amount        Value           Deficit
                                  ----------------------------------------------------------------------------------
BALANCES, February 29, 1996       3,736,802      $ 4,000      1,853,198     $2,000     $13,324,000     $(11,141,000)

CONVERT B TO A SHARES                 9,383                      (9,383)

NET LOSS                                                                                                 (1,117,000)
                                 -----------------------------------------------------------------------------------
BALANCES,
 August 31, 1996 (unaudited)      3,746,185      $ 4,000      1,843,815     $2,000     $13,324,000     $(12,258,000)
                                 ==========      =======      =========     ======     ===========     ============


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

Prior to February 29, 1996, the Company had reported as a development stage company.

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

NOTE 3 - RELATIONSHIP WITH ELSCINT, LTD.:

In June 1996, the Company and Elscint Cryomagnetics, Ltd. a subsidiary of Elscint, Ltd. ("Elscint") signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. If Elscint manufactures and sells the minimum quantities contemplated by the agreement, (assuming the initial term and two renewal periods) minimum royalties would be approximately $7.5 million. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

The parties have agreed to certain development tasks and enhancements, which, if not completed within five months of the signing of the agreement, could, if not cured, result in termination of the agreement by Elscint.

A third party has indicated to the Company that it believes the agreement with Elscint comes within the terms of an engagement with that third party and that a fee is due them with respect thereto. The Company disputes this. The agreement with the third party contains provisions for compensation of 6% of certain amounts received and refers to a minimum fee of $250,000 for covered transactions. The Company is in discussions with this party concerning this matter and, in light of discussions to date and after discussions with counsel, has accrued (but still disputes) an amount of fee based on a percentage of the royalties received to date.

In August 1996, Elscint placed purchase orders for certain components of the MAGNA-SL from the Company in order to accommodate the current stage of its manufacturing and marketing efforts.

NOTE 4 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of approximately $240,000 (which has been paid) beyond the $480,000 paid as a deposit. All initial consoles have been purchased and an unamortized deposit of approximately $332,000 remains at August 31, 1996. Such remaining deposit will be amortized over the remaining consoles to be purchased under the amended agreement. Such amount is included in deposits and other assets in the accompanying financial statements. If the Company does not purchase consoles beyond the initial consoles, such remaining deposit (or portion thereof) would be forfeited.

At August 31, 1996, the Company is in discussion with this vendor regarding purchasing a new model console and the effect on pricing, payment and delivery terms and amortization of remaining deposits. In exchange for more favorable pricing, the Company and the vendor have discussed a more aggressive delivery schedule and a longer period of amortization of deposits (which may then require a portion of deposits that are classified as current assets, to be reclassified to non-current assets). Although the Company has commenced purchasing consoles under proposed new pricing, certain disputes have arisen regarding delivery and payment schedules. Discussions with the vendor are continuing. It is possible, if such discussions are not concluded to the satisfaction of the Company, that the Company could choose to forfeit its rights to the remaining deposit and have a claim asserted against it by the vendor. As of August 31, 1996, the Company had not yet made engineering acceptance of this new model.

NOTE 5 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 1996 are as follows:

     Machinery and equipment                                  $723,000
     Purchased software                                         78,000
                                                              --------
                                                               801,000
     Less accumulated depreciation and amortization            324,000
                                                              --------
                                                              $477,000
                                                              --------

Note 6 - NOTES PAYABLE:

On May 23, 1995, the Company repaid $400,000 principal amount of 10% bridge notes (issued in November 1994) at their maturity together with accrued interest of approximately $20,000. The remaining notes payable of $1.25 million at May 31, 1995 consisted of 12% bridge notes due in December 1995 (or the closing of an earlier equity financing), net of amounts allocated to warrants issued together with the notes. In May and July 1995, holders of such 12% bridge notes and warrants indicated their intention to convert their notes payable, accrued interest, warrants to purchase 625,000 shares of Class A common stock and an additional approximately $167,000 into Class A common stock. Amortization during the quarter ended May 31, 1995 of the amounts allocated to the warrants approximated $91,000. Of the notes and warrants, $500,000 and 250,000, respectively, were held by an entity whose Treasurer became a member of the Company's Board of Directors during 1996.

In August 1995, the Company issued $500,000 of notes bearing interest at 10% and payable in August 1997 or upon the earlier offering of equity securities of the Company ("Bridge Notes"). A portion of the Bridge Notes ($10,000, the "convertible portion") were repayable in 60,000 shares of Class A Common Stock. The Company does not allocate a value to the conversion feature and allocates all of the proceeds of the debt to notes payable in accordance with established accounting practice. In January 1996, in accordance with the terms of the Bridge Notes, all of the Bridge Note holders exercised their rights to convert the convertible portion to a total of 60,000 shares of Class A Common Stock and the remaining $490,000 was paid together with approximately $20,000 in accrued interest. Approximately $92,000 of issuance costs were incurred in connection with this Bridge Note financing.

Note 7 - OBLIGATIONS UNDER CAPITAL LEASES:

At August 31, 1996, Property and Equipment and Accumulated Depreciation included approximately $83,000 and $2,000, respectively, of equipment recorded under capital leases. Aggregate future minimum lease payments at August 31, 1996 are approximately $27,500, $50,000, and $22,500 for the fiscal years ending February 28, 1997, 1998 and 1999, respectively. Current portion of such obligations under capital leases are included with accrued liabilities in the accompanying balance sheet.

During the three and six months ended August 31, 1996, the Company made approximately $83,000 of purchases of property and equipment on a leased basis which did not involve the outlay of cash.

NOTE 8 - STOCKHOLDERS' EQUITY:

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

The pro-forma effect, as if such transactions had occurred at the beginning of the periods presented, on Net Loss, Net Loss per Share and Weighted Average Number of Shares Outstanding of: (i) the conversion of $1.25 million principal amount of notes and warrants into 625,000 shares of Class A Common Stock (discussed in Note 6), (ii) the conversion of a portion of the August 1995 Bridge Notes into 60,000 shares of Class A Common Stock and (iii) the issuance of 25,000 shares of stock to the Class C warrantholders as described above, is as follows:

                                                  As Reported        Pro-Forma
                                                  -----------        ---------
Quarter ended August 31, 1995:
     Net Loss                                     $  (792,000)      $  (725,000)
     Weighted Average Shares                        2,230,000         2,735,000
     Net Loss Per Share                           $      (.36)      $      (.26)

Six months ended August 31, 1995:
     Net Loss                                     $(1,612,000)      $(1,413,000)
     Weighted Average Shares                        2,127,000         2,735,000
     Net Loss Per Share                           $      (.76)      $      (.52)

Note 9 - CUSTOMER DEPOSITS:

During the six months ended August 31, 1996, the Company (i) returned $80,000 in customer deposits to this related party at their request, (ii) released $400,000 previously received from this related party to the Statement of Operations on customer delivery, (iii) made $240,000 in progress billings to this related party and (iv) received approximately $66,000 from Elscint in connection with their purchase of certain components from the Company. The $240,000 billed to the related party for progress payments on units in process is past due at August 31, 1996.

Activity in customer deposits during the six months ended August 31, 1995 included receipt of additional deposits from a related party totaling $420,000 and release to the Statement of Operations of $400,000 of customer deposits previously received from that related party.

Note 10 - ACCRUED LIABILITIES:

Included in accrued liabilities at August 31, 1996 are approximately $62,000 and $57,000 related to notes payable for certain insurance policies and accrued payroll, respectively.

Note 11 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees accruing to such firm in the three and six months ended August 31, 1996 have been recorded at approximately $110,000 and $150,000, respectively, related to financing, strategic and general corporate matters. Amounts owing to such firm are included in the financial statements at approximately $125,000 at August 31, 1996.

Also see Notes 6 and 9.

Litigation matter - During May 1996, a vendor filed a litigation against the Company over certain contested balances due and certain alleged commitments for services in the future. The Company intends to vigorously contest this litigation unless the vendor agrees to negotiate a settlement on a reasonable basis. While the ultimate liability in this matter is not known and the vendor seeks damages materially in excess of amounts recorded, the Company believes, based on the advice of counsel, that its liability will not exceed amounts recorded in the financial statements.

      --------------------------------------------------------------------

Item 2. Management's Discussion and Analysis or Plan of Operation

     (b) Management's Analysis and Discussion of Financial Condition and Results of Operations -

Financial Condition -

History - During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants (see notes 5 and 6 to the financial statements). During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities.

At August 31, 1996 - At August 31, 1996, the Company had current assets, working capital and stockholders' equity of approximately $2,307,000, $618,000, and $1,072,000, respectively. This compares with current assets, working capital and stockholders equity of approximately $3,783,000, $1,836,000, and $2,189,000, respectively, at fiscal year end February 29, 1996. Included in such amounts are deposits with a supplier of a key component to the Company as described in Note 4 to the financial statements. Operations utilized approximately $1,835,000 of cash in the six months ended August 31, 1996 due to losses of approximately $1,117,000, as well as the build up of inventories, amounts receivable from a customer for progess payments and the continued pay down of accounts payable and accrued liabilities as outlined in the Statements of Cash Flows. The sale in the quarter ended August 31, 1996, did not generate cash in the six months then ended because it had been paid for with customer deposits during the prior fiscal year. During the six months ended August 31, 1996, capital expenditures totaled approximately $180,000, including tooling, equipment and software, and approximately $83,000 was financed by capital leases with third parties.

The Company believes, based upon present resources and anticipated operations, that it has the financial resources to fund its operations for the remainder of the current fiscal year ending February 28, 1997. Thereafter it is expected to require additional financing. This belief is based upon estimates and assumptions including, among other things, levels of existing and projected orders and sales, as well as existing and projected operating and production costs, efficiencies and scheduling. The sales and production levels projected for the fiscal year ended February 28, 1997 are substantially greater than the sales and production levels in the past fiscal year. In that regard, it is noted that the Company has only emerged from the development stage in the fourth quarter of the fiscal year ended February 29, 1996. Because of vendor lead times and the need to secure certain critical or sole sourced parts and components and pricing thereof, the Company makes commitments to its vendors in anticipation of these anticipated increase in revenues (for example, see note 4 to financial statements). The ability of the Company to achieve the increased sales and production will depend upon, among other things, the success of the Company and its distributors in fostering market acceptance of the Company's product and the success of production programs and vendor cooperation. In the event that the Company's estimates and assumptions prove materially incorrect, the Company's financial resources may not be adequate to fund planned operations which could have a material adverse effect on the Company's business and operations. Reference is made to notes 3, 4 and 11 to the financial statements regarding commitments and contingencies. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

Results of Operations -

For the quarter ended August 31, 1996, revenues, gross profit, and net loss were approximately $650,000, $391,000 and $410,000, respectively and approximately $650,000, 391,000 and $1,117,000, respectively for the six months ended August 31, 1996. This compares to revenues, gross profit and net loss of approximately $0, $0, and $792,000 for the prior year quarter ended August 31, 1995 and approximately $425,000, $92,000 and $1,612,000 respectively for the six months ended August 31, 1995.

The significant improvement in the quarter and six months ended August 31, 1996 reflects several factors including (i) shipment of one MAGNA-SL in the current quarter and six months compared to none in the prior year quarter ended August 31, 1995 and one in the six months then ended, (ii) receipt and recognition of $250,000 in non-refundable advance royalties from Elscint in the quarter and six months of the current year, (iii) improved gross profit margins on shipment in the current periods due to improvements in the cost of the MAGNA-SL as well as the reduction of older, higher cost inventories, and (iv) the reduction of interest and financing expenses associated with bridge financings in the prior fiscal year. Reduced research and development levels reflect, among other things, redeployment of certain development personnel in production and delivery activities. These improvements were somewhat mitigated by higher costs in the following areas (i) professional and other costs associated with closing the Elscint licence and distribution agreement during the current quarter, (ii) higher occupancy costs associated with the new production facility (which are not yet absorbed fully by production) and (iii) an increase in interest expense associated with obligations under capital leases initiated in the current quarter. The royalty revenues recognized in the quarter ended August 31, 1996 are not necessarily indicative of such revenues to be recorded in future quarters and reference is made to note 3 to financial statements.

         ---------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1. - Legal proceedings

Reference is made to Part I - Item 2 of Form 10-KSB for the year ended February 29, 1996 for discussion of a legal proceeding commenced against the Company in the current fiscal year.

Item 4. - Submission of Matters to a Vote of Security Holders

     (a) The 1996 Annual Meeting of Shareholders of the Company was held on July 24, 1996

     (b) The following five persons were elected as Directors at the annual meeting pursuant to the following vote:

                                              Votes For      Votes Withheld
                                              ---------      --------------

            Lawrence A. Minkoff, Ph.D.        8,426,739          3,000
            Joel M. Stutman, Ph.D.            8,426,739          3,000
            Ms. Cynthia R. May                8,426,739          3,000
            Dr. Herbert Moskowitz             8,426,739          3,000
            Irwin M. Rosenthal, Esq.          8,426,739          3,000

     (c) The independent auditing firm of Rothstein Kass & Co. was ratified as the Company's auditors at the annual meeting pursuant to the following vote:

            Votes for                 8,409,074
            Votes against                 4,700
            Votes abstaining

Item 5. - Other information

As previously reported, in June 1996, the Company and Elscint Cryomagnetics, Ltd. a subsidiary of Elscint, Ltd. ("Elscint") signed definitive agreements covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. If Elscint manufactures and sells the minimum quantities contemplated by the agreement, (assuming the initial term and two renewal periods) minimum royalties would be approximately $7.5 million. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

The parties have agreed to certain development tasks and enhancements, which, if not completed within five months of the signing of the agreement, could, if not cured, result in termination of the agreement by Elscint.


Item 6. - Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit No.
     -----------

         (11) Statement re: computation of loss per share - A statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

     (b)  Reports on Form 8-K - NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MAGNA-LAB INC.
                               -------------------
                                   (Registrant)

Date:  September 26, 1996         By:           /s/ Lawrence A. Minkoff
                                      ------------------------------------------
                               Lawrence A. Minkoff, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)



Date:  September 26, 1996         By:         /s/  Kenneth C. Riscica
                                     -------------------------------------------
                               Kenneth C. Riscica, Vice President - Finance and Chief Financial Officer; Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)