Form 10QSB/A
period 1996-08-31
MAGNA LAB INC
filed 1996-11-05
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT No. 1

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - September 17, 1996

        Class A Common Stock, $.001 Par Value                      3,746,185
-----------------------------------------------------         ------------------

        Class B Common Stock, $.001 Par Value                      1,843,815
-----------------------------------------------------         ------------------
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


                                  MAGNA-LAB INC.
                               -------------------
                                   (Registrant)

Date:  November 4, 1996           By:         /s/ Lawrence A. Minkoff
                                      ------------------------------------------
                               Lawrence A. Minkoff, Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)



Date:  November 4, 1996           By:         /s/  Kenneth C. Riscica
                                     -------------------------------------------
                               Kenneth C. Riscica, Vice President - Finance and Chief Financial Officer; Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)