Form 10QSB
period 1996-11-30
MAGNA LAB INC
filed 1997-01-21
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: November 30, 1996

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

Commission file number 0-21320
                       -------

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

                    250Z Executive Drive, Edgewood. NY 11717
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                           ---------------------------
                           (Issuer's telephone number)

________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
 subject to such filing requirements for the past 90 days.  Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date -January 9, 1997

          Class A Common Stock, $.001 Par Value                    3,747,685
     ------------------------------------------------          -----------------

          Class B Common Stock, $.001 Par Value                    1,842,315
     ------------------------------------------------          -----------------
                         Class                                       Shares


    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                                 MAGNA-LAB INC.

                                    CONTENTS

PART I - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                      BALANCE SHEETS                                       1

                      STATEMENTS OF OPERATIONS                             2

                      STATEMENTS OF CASH FLOWS                             3

                      STATEMENTS OF STOCKHOLDERS' EQUITY                   4

                      NOTES TO FINANCIAL STATEMENTS                      5 - 8

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                      OF OPERATION                                       8 - 10


PART II - OTHER INFORMATION                                                11


All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                                 MAGNA-LAB INC.

                                 BALANCE SHEETS
               November 30, 1996 (unaudited) and February 29, 1996

                                                          November 30,   February 29,
                                                              1996           1996
                                                          ------------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $    223,000   $  3,047,000
  Accounts receivable                                          183,000         62,000
  Inventory                                                    744,000        199,000
  Deposits and other                                           353,000        475,000
                                                          ------------   ------------
        Total current assets                                 1,503,000      3,783,000
                                                          ------------   ------------

PROPERTY AND EQUIPMENT, less accumulated
  depreciation and amortization of $357,000
  and $272,000, respectively                                   452,000        351,000
                                                          ------------   ------------

OTHER ASSETS                                                    55,000          2,000
                                                          ------------   ------------

                                                          $  2,010,000   $  4,136,000
                                                          ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                             872,000        754,000
  Accrued liabilities                                          421,000        558,000
  Customer deposits and progress billings                      319,000        635,000
                                                          ------------   ------------
        Total current liabilities                            1,612,000      1,947,000
                                                          ------------   ------------

OBLIGATIONS UNDER CAPITAL LEASES, noncurrent                    28,000           --
                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $.01 per share,
   5,000,000 shares authorized, no shares issued                  --             --
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 3,747,685 shares
   issued, 3,747,685 and 3,736,802 shares outstanding,
   respectively                                                  4,000          4,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   1,842,315 and 1,853,198 shares outstanding                    2,000          2,000
  Capital in excess of par value                            13,324,000     13,324,000
  Deficit accumulated during development stage             (12,960,000)   (11,141,000)
                                                          ------------   ------------
        Total stockholders' equity                             370,000      2,189,000
                                                          ------------   ------------
                                                          $  2,010,000   $  4,136,000
                                                          ============   ============

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      Three months ended          Nine months ended
                                         November 30,                November 30,
                                      1996          1995          1996          1995
                                  -------------------------   -------------------------
REVENUES
  Sales                           $    99,000   $      --     $   499,000   $   425,000
  Royalties                              --            --         250,000          --
                                  -----------   -----------   -----------   -----------
                                       99,000          --         749,000       425,000

COST OF SALES                          84,000          --         343,000       333,000
                                  -----------   -----------   -----------   -----------

GROSS PROFIT                           15,000          --         406,000        92,000
                                  -----------   -----------   -----------   -----------

OPERATING EXPENSES:
  General and administative           337,000       263,000     1,010,000       781,000
  Selling and marketing               111,000       144,000       423,000       456,000
  Research and development            268,000       250,000       831,000       914,000
                                  -----------   -----------   -----------   -----------
                                      716,000       657,000     2,264,000     2,151,000
                                  -----------   -----------   -----------   -----------
LOSS FROM OPERATIONS                 (701,000)     (657,000)   (1,858,000)   (2,059,000)
                                  -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest and financing expense       (6,000)      (25,000)      (12,000)     (241,000)
  Interest income                       6,000          --          51,000         6,000
                                  -----------   -----------   -----------   -----------

NET LOSS                          $  (701,000)  $  (682,000)  $(1,819,000)  $(2,294,000)
                                  ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              4,590,000     2,650,000     4,590,000     2,301,000
                                  ===========   ===========   ===========   ===========

NET LOSS PER SHARE                $     (0.16)  $     (0.26)        (0.40)        (1.00)
                                  ===========   ===========   ===========   ===========

                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                  Nine months ended November 30,
                                                        1996          1995
                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(1,819,000)  $(2,294,000)
                                                    -----------   -----------
  Adjustments:
    Depreciation and amortization                        85,000        69,000
    Imputed interest                                       --         136,000
    Effect on cash of changes in operating assets
      and liabilities:
      Inventory                                        (546,000)       61,000
      Accounts Receivable                              (121,000)         --
      Deposits and other                                109,000        71,000
      Accounts payable and accrued liabilities          (55,000)      551,000
      Customer deposits                                (316,000)      450,000
                                                    -----------   -----------
           Total adjustments                           (844,000)    1,338,000
                                                    -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES                (2,663,000)     (956,000)
                                                    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of U.S. treasury bills                          --            --
  Maturity of U.S. treasury bills                          --            --
  Purchases of equipment and software                  (105,000)      (21,000)
  All other, net                                           --            --
                                                    -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (105,000)      (21,000)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock                                           --         167,000
  Sales of Notes and, in 1994, warrants                    --         600,000
  Repay 10% Bridge Notes                                   --        (400,000)
  Deferred debt and offering costs; other               (56,000)     (167,000)
                                                    -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               (56,000)      200,000
                                                    -----------   -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                (2,824,000)     (777,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                 3,047,000       903,000
                                                    -----------   -----------
  End of period                                     $   223,000   $   126,000
                                                    ===========   ===========


                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                   For the nine months ended November 30, 1996
                                   (unaudited)

                                                 Common Stock
                                 ---------------------------------------------   Capital in
                                       Class A                  Class B            Excess
                                 --------------------     --------------------     Of Par        Accumulated
                                  Shares       Amount      Shares       Amount     Value           Deficit
                                 ---------------------------------------------------------------------------
BALANCES, February 29, 1996      3,736,802     $4,000     1,853,198     $2,000   $13,324,000    $(11,141,000)

CONVERT B TO A SHARES               10,883                  (10,883)

NET LOSS                                                                                          (1,819,000)
                                 ---------------------------------------------------------------------------

BALANCES,
 November 30, 1996 (unaudited)   3,747,685     $4,000     1,842,315     $2,000   $13,324,000    $(12,960,000)
                                 =========     ======     =========     ======   ===========    ============


                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GOING CONCERN MATTERS/BASIS OF PRESENTATION:

Going Concern Matters - As indicated in the attached financial statements, as of November 30, 1996 Magna-Lab Inc. (the "Company") had approximately $1.5 million in current assets , approximately $1.6 million of current liabilities and approximately $223,000 in cash. Further, the Company has incurred a loss of approximately $1.8 million, and has had net cash outflows from operating and investing activities of approximately $2.8 million, for the nine months ended November 30, 1996. Further, losses are continuing since November 30, 1996. These factors, among others, indicate that the Company is in need of additional financing or a strategic business arrangement in order to continue its planned operations in the fiscal year beginning March 1, 1997. Current assets include receivables from and inventory produced for a related party customer who has indicated to the Company that it is not yet able to pay for a machine which was completed in December 1996 and has not proceeded with a sales contract for a second machine due to such customer's financing delays or difficulties. Approximately $345,000 would be due to the Company (including approximately $120,000 in progress billings which were included in accounts receivable at November 30, 1996) upon completion and acceptance of the completed machine and approximately $380,000 would be due upon completion and acceptance of the second machine. The Company's operating and cash flow plans for the fiscal year ending February 28, 1997 included collection of the receivable and delivery of the second machine. While the Company continues to work with this customer to resolve these difficulties, and this customer has paid the Company nearly $1 million, net, in the past (as the purchase price for two machines, deposits on additional machines and advance payments for a development machine), these elements of the Company's plan are now uncertain. This factor, among others, indicates that the Company may be unable to continue operations in the fourth quarter beginning December 1, 1996.

The Company is seeking, through a placement agent, to raise additional financing in a private placement of convertible preferred equity securities of the Company to accredited investors. The securities will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The proceeds, if realized would be utilized to meet the Company's cash needs for the remainder of the present and a portion of the coming fiscal year and to commence a proposed research collaboration relating to cardiac MRI imaging. Additionally, the Company is pursuing strategic marketing or other business arrangements with companies in the North American market. Further, the Company intends to assist in resolving, if possible, the credit difficulties related to receiving payment for the completed machine or to replace that source of financing with an alternate source. There can be no assurance that the private placement of equity securitites will be successfully completed or that the Company will otherwise succeed in raising additional financing or entering into strategic or other arrangements or resolving or replacing the customer credit difficulties.

There can be no assurances, however, that management's plans described in the preceding paragraph will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

See Note 9 and "Management's Discussion and Analysis or Plan of Operation" for further information.

The foregoing information, as well as information contained elsewhere in this report, constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

Basis of presentation - The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 1996.

Prior to February 28, 1996, the Company was a development stage company.

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

NOTE 3 - RELATIONSHIP WITH ELSCINT, LTD.:

In June 1996, the Company and Elscint Cryomagnetics, Ltd., a subsidiary of Elscint, Ltd. ("Elscint"), signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. If Elscint manufactures and sells the minimum quantities contemplated by the agreement (assuming the initial term and two renewal periods) minimum royalties would be approximately $7.5 million. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

The parties have agreed to certain development tasks and enhancements, which, if not completed within five months of the signing of the agreement, could, if not cured, result in termination of the agreement by Elscint. Such tasks and enhancements were scheduled to be completed in November 1996 and Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties have negotiated a new completion date for the tasks; however Elscint has reserved all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement.

A third party has indicated to the Company that it believes the agreement with Elscint comes within the terms of a Company engagement with that third party and that a fee is due them with respect thereto. The Company disputes this. The agreement with the third party contains provisions for compensation of 6% of certain amounts received and refers to a minimum fee of $250,000 for covered transactions. The Company has had discussions with this party concerning this matter and, in light of those discussions to a point in time and after discussions with counsel, had accrued (but still disputes) an amount of fee based on a percentage of the royalties received to date. In December 1996, this third party presented the Company with a demand for immediate payment of the $250,000 minimum fee it asserts is due under its agreement. The Company intends to vigorously dispute this matter.

In August 1996, Elscint placed purchase orders for certain components of the MAGNA-SL from the Company in order to accommodate the current stage of its manufacturing and marketing efforts. In the third quarter ended November 30, 1996, the Company shipped approximately $99,000 of components to Elscint.

NOTE 4 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of approximately $240,000 (which has been paid) beyond the $480,000 paid as a deposit. All initial consoles have been purchased and an unamortized deposit of approximately $322,000 remains at November 30, 1996. Such remaining deposit will be amortized over the remaining consoles to be purchased under the amended agreement (see below). Such amount is included in deposits and other assets in the accompanying financial statements. If the Company does not purchase consoles beyond the initial consoles, such remaining deposit (or portion thereof) would be forfeited.

At November 30, 1996, the Company is in discussion with this vendor regarding purchasing a new model console and the effect on pricing, payment and delivery terms and amortization of remaining deposits. In exchange for more favorable pricing, the Company and the vendor have discussed a more aggressive delivery schedule and a longer period of amortization of deposits (which may then require a portion of deposits that are classified as current assets, to be reclassified to non-current assets). Although the Company has commenced purchasing consoles under proposed new pricing, certain disputes have arisen with this vendor regarding delivery and payment schedules. Discussions with the vendor, although continuing, have been hampered by the operating and cash flow matters discussed in Note 1. It is possible, if such discussions are not concluded satisfactorily, that the Company could forfeit its rights to the remaining deposit and have a claim asserted against it by the vendor.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 1996 are as follows:

     Machinery and equipment                            $731,000
     Purchased software                                   78,000
                                                        --------
                                                         809,000
     Less accumulated depreciation and amortization      357,000
                                                        --------
                                                        $452,000
                                                        ========

Note 6 - NOTES PAYABLE:

On May 23, 1995, the Company repaid $400,000 principal amount of 10% bridge notes (issued in November 1994) at their maturity together with accrued interest of approximately $20,000. The remaining notes payable of $1.25 million at May 31, 1995 consisted of 12% bridge notes due in December 1995 (or the closing of an earlier equity financing), net of amounts allocated to warrants issued together with the notes. In May and July 1995, holders of such 12% bridge notes and warrants indicated their intention to convert their notes payable, accrued interest, warrants to purchase 625,000 shares of Class A common stock and an additional approximately $167,000 into 625,000 shares of Class A common stock. Amortization during the quarter ended May 31, 1995 of the amounts allocated to the warrants approximated $91,000. Of the notes and warrants, $500,000 and 250,000, respectively, were held by an entity whose Treasurer became a member of the Company's Board of Directors during 1996 and resigned as a Director in December of 1996.

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

Note 7 - OBLIGATIONS UNDER CAPITAL LEASES:

At November 30, 1996, Property and Equipment and Accumulated Depreciation included approximately $83,000 and $7,000, respectively, of equipment recorded under capital leases. Aggregate future minimum lease payments at November 30, 1996 are approximately $15,500, $50,000, and $22,500 for the fiscal years ending February 28, 1997, 1998 and 1999, respectively. Current portion of such obligations under capital leases are included with accrued liabilities in the accompanying balance sheet.

During the three and nine months ended November 30, 1996, the Company made approximately $83,000 of purchases of property and equipment on a leased basis which did not involve the outlay of cash.

NOTE 8 - STOCKHOLDERS' EQUITY:

The pro-forma effect, as if such transactions had occurred at the beginning of the periods presented, on Net Loss, Net Loss per Share and Weighted Average Number of Shares Outstanding of: (i) the conversion of $1.25 million principal amount of notes and warrants into 625,000 shares of Class A Common Stock (discussed in Note 6), (ii) the conversion of a portion of the August 1995 Bridge Notes into 60,000 shares of Class A Common Stock and (iii) the issuance of 25,000 shares of stock to the Class C warrantholders as described in the Company's Form 10-KSB, is as follows:

                                                   As Reported       Pro-Forma
                                                   -----------       ---------
Quarter ended November 30, 1995:
     Net Loss                                      $  (682,000)     $  (682,000)
     Weighted Average Shares                         2,650,000        2,735,000
     Net Loss Per Share                                  $(.26)           $(.25)

Nine months ended November 30, 1995:
     Net Loss                                      $(2,294,000)     $(2,095,000)
     Weighted Average Shares                         2,301,000        2,735,000
     Net Loss Per Share                                 $(1.00)           $(.77)

Note 9 - CUSTOMER DEPOSITS:

The Company has two sales contracts with Beta Numerics, Inc. ("Beta", a privately held company whose shareholders include two Directors and beneficial owners of the Company's stock and one former Director and still beneficial owner of the Company's stock who resigned as a Director in December 1996). Beta purchases equipment from the Company and leases it to an end user on a "fee per scan" basis. The terms of the sales contracts call for a deposit upon order and further progress payments upon commencement of manufacturing, shipment to the end user and acceptance or first use of the machine.

During the nine months ended November 30, 1996, the Company (i) returned $80,000 in customer deposits to Beta at their request, (ii) released $400,000 previously received from Beta to the Statement of Operations upon the Company's delivery of the related machine to the end user, (iii) made $240,000 in progress billings (which are now seriously overdue) to this related party ($120,000 of which was subsequently reversed due to the factors described in Note 1) and (iv) received approximately $66,000 from Elscint in connection with their purchase of certain components from the Company.

Activity in customer deposits during the nine months ended November 30, 1995 included receipt of additional deposits from Beta totaling $420,000 and release to the Statement of Operations of $400,000 of customer deposits previously received from that related party.

Subsequent to November 30, 1996, the Company shipped the machine that is the subject of one progress billing described above to the end user but did not transfer title to Beta as a result of Beta's delinquency. Such machine became operational ("first use") in December 1996 entitling the Company to bill Beta a total (including progress billings) of approximately $345,000. If Beta does not pay its obligations to the Company, the Company will need to seek an alternate source of financing for this machine.

At November 30, 1996 Beta has approximately $100,000 on deposit with the Company in connection with its commitments under a Sales, Marketing and Distribution Agreement for the purchase of machines and development of a mobile scanner.

Also see Note 1 and "Management's Discussion and Analysis or Plan of Operation."

Note 10 - ACCRUED LIABILITIES:

Included in accrued liabilities at November 30, 1996 are approximately $3,000 and $53,000 related to notes payable for certain insurance policies and accrued payroll, respectively.

Note 11 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees accruing to such firm in the three and nine months ended November 30, 1996 have been recorded at approximately $99,000 and $180,000, respectively, related to financing, strategic and general corporate matters. Amounts owing to such firm are included in the financial statements at approximately $200,000 at November 30, 1996.

Also see Notes 4 and 7.

     ----------------------------------------------------------------------

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS
        OF SECTION 27A OF THER SECURITIES ACT OF 1933 AND SECTION 21E OF
         THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS
                  COULD DIFFER MATERIALLY FROM THOSE PROJECTED

Item 2. Management's Discussion and Analysis or Plan of Operation

     (b) Management's Analysis and Discussion of Financial Condition and Results of Operations -

Financial Condition -

History - During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants. During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities.

At November 30, 1996 - Going Concern Matters - As indicated in the attached financial statements, as of November 30, 1996 Magna-Lab Inc. (the "Company") had approximately $1.5 million in current assets , approximately $1.6 million of current liabilities and approximately $223,000 in cash. Further, the Company has incurred a loss of approximately $1.8 million, and has had net cash outflows from operating and investing activities of approximately $2.8 million, for the nine months ended November 30, 1996. Further, losses are continuing since November 30, 1996. These factors, among others, indicate that the Company is in need of additional financing or a strategic business arrangement in order to continue its planned operations in the fiscal year beginning March 1, 1997. Current assets include receivables from and inventory produced for a related party customer who has indicated to the Company that it is not yet able to pay for a machine which was completed in December 1996 and has not proceeded with a sales contract for a second machine due to financing delays or difficulties. Approximately $345,000 would be due to the Company (including approximately $120,000 in progress billings which were included in accounts receivable at November 30, 1996) upon completion and acceptance of the completed machine and approximately $380,000 would be due upon completion and acceptance of the second machine. The Company's operating and cash flow plans for the fiscal year ending February 28, 1997 included collection of the receivable and delivery of the second machine. While the Company continues to work with this customer to resolve these difficulties, and this customer has paid the Company nearly $1 million, net, in the past (as the purchase price for two machines, deposits on additional machines and advance payments for a development machine), these elements of the Company's plan are now uncertain. This factor, among others, indicates that the Company may be unable to continue operations in the fourth quarter beginning December 1, 1996.

The Company is seeking, through a placement agent, to raise additional financing in a private placement of convertible preferred equity securities of the Company to accredited investors. The securities will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has indicated to the placement agent that it would allocate a portion of the proceeds of the financing, if realized, to a proposed collaboration between the Company and a major medical center for the development of cardiac MRI and the balance of the proceeds for working capital for the remainder of this fiscal year and a portion of the next fiscal year. Additionally, the Company is pursuing strategic marketing or other business arrangements with companies in the North American market. Further, the Company intends to assist in resolving, if possible, the credit difficulties related to receiving payment for the completed machine or to replace that source of financing with an alternate source. There can be no assurance that the private placement of equity securitites will be successfully completed or that the Company will otherwise succeed in raising additional financing or entering into strategic or other arrangements or resolve or replace the customer credit difficulties.

There can be no assurances that management's plans described in the preceding paragraph will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

Operations utilized approximately $2,800,000 of cash in the nine months ended November 30, 1996 due to losses of approximately $1,800,000, as well as the build up of inventories, amounts receivable from a customer for progess payments and the continued pay down of accounts payable and accrued liabilities as outlined in the Statements of Cash Flows. The sale in the quarter ended August 31, 1996, did not generate cash because it had been paid for with customer deposits during the prior fiscal year. During the nine months ended November 30, 1996, capital expenditures totaled approximately $190,000, including tooling, equipment and software, and approximately $83,000 was financed by capital leases with third parties.

The Company belief about its financial requirements for the fourth quarter and the coming fiscal year, as well as other information contained in this report, are based upon present resources, condititions, developments and anticipated operations. This belief is based upon estimates and assumptions including, among other things, levels of existing and projected orders and sales, as well as existing and projected operating and production costs, efficiencies and scheduling. The sales and production levels originally projected for the fiscal year ended February 28, 1997 have been projected at substantially greater levels than the sales and production levels in the past fiscal year. In that regard, it is noted that the Company has only emerged from the development stage in the fourth quarter of the fiscal year ended February 29, 1996 and that sales and order entry levels for the current fiscal year have not met the Company's projection and expectation. As such, the Company is exploring strategic marketing alternatives for the North American market. Because of vendor lead times and the need to secure certain critical or sole sourced parts and components and pricing thereof, the Company makes commitments to its vendors in anticipation of these anticipated increases in revenues (for example, see note 4 to financial statements). The ability of the Company to achieve increased sales and production will depend upon the availability of working capital (see first paragraph of this subsection) and, among other things, the success of the Company and its distributors in fostering market acceptance of the Company's product, the possibility of a new strategic marketing arrangement in the North American market, and the success of production programs and vendor cooperation. In the event that the Company's estimates and assumptions prove materially incorrect, the Company's financial resources may not be adequate to fund planned operations which could have a material adverse effect on the Company's business and operations (refer to the first paragraph of this subsection). Reference is made to the financial statements contained in Form 10-KSB and to Notes 4 and 5 regarding commitments and contingencies. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

Results of Operations -

For the quarter ended November 30, 1996, revenues, gross profit, and net loss were approximately $99,000, $15,000 and $701,000, respectively and approximately $749,000, $406,000 and $1,819,000, respectively for the nine months ended November 30, 1996. This compares to revenues, gross profit and net loss of approximately $0, $0, and $682,000 for the prior year quarter ended November 30, 1995 and approximately $425,000, $92,000 and $2,294,000 respectively for the nine months ended November 30, 1995.

The quarter and nine months ended November 30, 1996 reflects several factors including (i) shipment of one MAGNA-SL in the current nine months compared to one in the nine months ended November 30, 1995, (ii) shipment of components of $99,000 to Elscint in the quarter and nine months of the current year in order to accommodate the stage of their activities to produce and sell the MAGNA-SL,
(iii) receipt and recognition of $250,000 in non-refundable advance royalties from Elscint in the nine months of the current year, (iv) improved gross profit margins on shipment in the current periods due to improvements in the cost of the MAGNA-SL as well as the reduction of older, higher cost inventories, (v) reduced marketing costs as a result of the movement of a major trade show from November in 1995 to December in 1996 and (vi) the reduction of interest and financing expenses associated with bridge financings in the prior fiscal year. Reduced research and development levels for the nine months ending November 30, 1996 reflect, among other things, redeployment of certain development personnel in production and delivery activities as well as a reduced headcount. These improvements were somewhat mitigated by higher costs in the following areas (i) substantially higher professional and other costs associated with business development matters including closing the Elscint licence and distribution agreement and other matters during the current year,
(ii) higher occupancy costs associated with the new production facility (which are not yet absorbed fully by production) and (iii) an increase in interest expense associated with obligations under capital leases initiated in the current year. The royalty revenues recognized in the quarter ended August 31, 1996 are not necessarily indicative of such revenues to be recorded in future quarters and reference is made to note 3 to the financial statements.

          ------------------------------------------------------------


PART II - OTHER INFORMATION

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


                                                   MAGNA-LAB INC.
                                           -------------------------------
                                                    (Registrant)


Date:  January 21, 1997                By: /s/ Lawrence A. Minkoff
       ----------------                    -------------------------------
                                           Lawrence A. Minkoff, Chairman of the
                                           Board of Directors, Chief Executive
                                           Officer and President (Principal
                                           Executive Officer)



Date:  January 21, 1997                By: /s/ Kenneth C. Riscica
       ----------------                    -------------------------------
                                           Kenneth C. Riscica, Vice President -
                                           Finance and Chief Financial Officer;
                                           Treasurer and Assistant Secretary
                                           (Principal Financial and Accounting
                                           Officer)