Form 10KSB
period 1997-02-28
MAGNA LAB INC
filed 1997-10-24
CIK 895464

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended February 28, 1997.

            ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period From __________ To __________

                         Commission file number 0-21320

                                 MAGNA-LAB INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                NEW YORK                                      11-3074326
    -------------------------------                        ----------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                           I.D. Number)


P.O. BOX 1313, BRENTWOOD, NY (FORMERLY 250Z EXECUTIVE DRIVE, NY)      11717-0689
---------------------------------------------------------------       ----------
         (Address of principal executive offices)                     (Zip Code)

                   Issuer's telephone number -- (516) 595-2111

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

                 CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE
                 -----------------------------------------------
                                (Title of Class)


                           REDEEMABLE CLASS A WARRANTS
                           ---------------------------
                                (Title of Class)


                           REDEEMABLE CLASS B WARRANTS
                           ---------------------------
                                (Title of Class)


                           REDEEMABLE CLASS E WARRANTS
                           ---------------------------
                                (Title of Class)


          UNITS, EACH CONSISTING OF ONE SHARE OF CLASS A COMMON STOCK,
           $.001 PAR VALUE PER SHARE, ONE REDEEMABLE CLASS A WARRANT
                       AND ONE REDEEMABLE CLASS B WARRANT
          ------------------------------------------------------------
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES        NO  X
                                ---       ---

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB    (X)

The issuer's revenues for its most recent fiscal year ended February 28, 1997:
$1,131,000

The aggregate market value on October 15, 1997 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $600,000 . As of October 15, 1997, 3,825,142 shares of Class A Common Stock, $.001 par value and 1,764,858 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one)

                            YES        NO  X
                                ---       ---

                   DOCUMENTS INCORPORATED BY REFERENCE -- NONE

================================================================================

                                  PART I

ITEM 1. DESCRIPTION OF BUSINESS

     (A) BUSINESS DEVELOPMENT (INCLUDING CURTAILMENT OF OPERATIONS IN 1997)

     Magna-Lab Inc. (the "Company") was incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. Prior to February 10, 1992, the activities of Minkoff Research Labs, Inc. (the "Predecessor") can be considered a predecessor to the Company. Minkoff Research Labs, Inc. was formed in October 1989 by Dr. Lawrence A. Minkoff, the Company's President, Chief Executive Officer and Chairman of the Board, to, among other things, conduct research and development of magnet technologies. In February 1992, the Company was initially funded.

     In October 1992, the Board of Directors approved the split (effective in December 1992) of the Company's shares approximately 21,532 for one. In December 1992, the Company effected a recapitalization pursuant to which all then outstanding shares of Common Stock were reclassified as Class B Common Stock, having 5 votes per share. In April and May of 1993, the Company completed the initial public offering of 1,150,000 units of its equity securities (see "Item 5 -- Market for Common Equity and Related Stockholder Matters" and Note 7 to Financial Statements) yielding net proceeds of approximately $5.4 million. In July and August 1995, $1,250,000 principal amount of Bridge Notes together with warrants to purchase 625,000 shares of Class A Common Stock and an additional $166,667 in cash were converted into 625,000 shares of Class A Common Stock. In January 1996, the Company completed the public offering of 1,850,000 shares of Class A Common Stock and Class E Warrants to purchase 925,000 shares of Class A Common Stock yielding net proceeds of approximately $4.6 million. In February 1997 the Company issued a Note payable in March 1997 to a shareholder for $75,000 bearing interest at prime plus 2% until March 1997 and a penalty rate thereafter. In February 1997, the Company sold 300,000 shares of its Class A Common Stock in a private placement with accredited investors for $100,000.

     In May 1997 the Company vacated its principal executive office and its address is now P.O. Box 1313, Brentwood, New York 11767 and its telephone number is (516) 595-2111. In April 1996, the Company's principal executive office was relocated to 250Z Executive Drive, Edgewood, N.Y. 11767 and its telephone number was changed to 516-595-2111. Prior thereto the Company's principal executive office was located at 950 South Oyster Bay Road, Hicksville, New York 11801 and its telephone number was 516 575-2111.

     The Company has been unable to generate adequate cash flow from sales and production of its first product and has been unable to complete sufficient financing to continue its planned operations. The Company's current liquidity is not adequate to meet its obligations as they come due.

     In February 1997, the Board of Directors agreed to retain a consultant (subject to certain matters to be resolved) and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd., a subsidiary of Elscint, Ltd. ("Elscint" -- see "Business of the Issuer -- General" and "Business of the Issuer -- Marketing and Distribution") for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning would involve a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (the "Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement. The Plan involves termination of the majority of the Company's workforce including the entire sales and marketing staff, the production department and portions of the engineering staff. Further, the Plan includes elimination of the Company's production, development and executive facility, reductions in the need for other assets including leased assets with remaining non-cancelable terms, and other measures. The Plan also includes raising new financing in order to support the Cardiac MRI Initiative and the financial resources needed to proceed with the Elscint Proposal. The Company recorded a restructuring charge of approximately $1.5 million in February, 1997 for write downs of fixed assets, inventory (see next paragraph) and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. The ultimate amount may differ from this estimate.

     Pursuant to the Plan and after its further attempts to raise additional working capital were unsuccessful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing (which has not been completed). At October 1, 1997, unpaid payroll to terminated and continuing employees totaled approximately $300,000. Of the remainder, only Lawrence A. Minkoff, Ph. D., the Company's Chairman, president and Chief Executive Officer, is in the full time employ of the Company as of October 15, 1997. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The Company's operations have, therefore, all but ceased. Additionally, various creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See -- Litigation).

     The Company continues to search for new capital in order to continue its operations pursuant to the Plan. The Company has been in negotiation with an investor group to provide certain limited funding to the Company predicated on the Company's ability to significantly reduce its recorded liabilities (through creditor concessions). The funding, if completed, would result in the issuance of a number of shares of common stock in excess of the currently outstanding shares. No assurance can be made that the Company will be able to complete such financing.

     (B) BUSINESS OF ISSUER

GENERAL

     The Company has developed and had intended to manufacture and market the MAGNA-SL(R), the first of a planned series of anatomy-specific MRI products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. Further, because the Company's scanners are open on three sides and require only the part of the body being scanned to be placed inside the scanner, they should not elicit the claustrophobic responses many patients have to most whole body scanners. Unlike new "open" whole body systems, which use "low-field" magnets, the MAGNA-SL uses a "mid-field" permanent magnet and therefore produces image quality comparable to that of "mid-field" whole body scanners (which the Company believes represent the majority of the MRI market).

     The Company received US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration ("FDA") through submission of a 510(k) premarket notification. The Company has sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company has entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has provided for this receivable. See Item 12 -- "Certain Relationships and Related Transactions" and Notes 7 and 9 to Financial Statements.

     In June 1996, the Company and Elscint signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

     The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint informed the Company that it was not satisfied with the Company's completion of the tasks after the new completion date. Subsequently, Elscint presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks and resulting in a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal requires a development payment of $500,000 plus certain support activities from the Company. The Company has agreed to go forward with Elscint Proposal but has been unable to make any of the required payments to initiate or complete the Elscint Proposal. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively to move forward with the Elscint Proposal. Elscint has subsequently indicated to the Company that it still wished to proceed with the Elscint Proposal.

     A third party had indicated to the Company that it believes the agreement with Elscint comes within the terms of a Company engagement with that third party and that a fee is due them with respect thereto. The Company disputed this. The agreement with the third party contained provisions for compensation of 6% of certain amounts received and refers to a minimum fee of $250,000 for covered transactions. The Company had discussions with this party concerning this matter and, in light of those discussions to a point in time and after discussions with counsel, had accrued (but still disputed) an amount of fee based on a percentage of the royalties received to date. In December 1996, this third party presented the Company with a demand for immediate payment of the $250,000 minimum fee it asserts is due under its agreement. During October 1997, the parties agreed to settle this matter for the issuance of 125,000 shares of Class A Common Stock.

     In August 1996, Elscint placed purchase orders for certain components of the MAGNA-SL from the Company in order to accommodate the stage of its manufacturing and marketing efforts. In the third quarter ended November 30, 1996, the Company shipped approximately $99,000 of components to Elscint.

     In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 has not yet been made by the Company due to the lack of any available funds for such effort.

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

THE COMPANY'S MRI SYSTEM AND PROPOSED SYSTEMS

   The MAGNA-SL

     The Company has developed and, in September 1994, received regulatory clearance from the FDA to begin marketing, its first MRI scanner, the MAGNA-SL. The MAGNA-SL is not currently available for sale due to the Company's curtailment of operations as well as difficulties with vendors and the absence of a technical workforce to build, install and service such systems. When it was available the MAGNA-SL was to have sold for less than $500,000 and have low installation and operating costs compared to whole body MRI scanners. Four MAGNA-SL scanners have been delivered to and accepted by customers, including three scanners which were shipped to a related party, the third of which remains unpaid. If the Plan is successful, the Company may attempt to enter into relationships with others (besides Elscint) covering the production, sale and distribution of the MAGNA-SL.

     The MAGNA-SL is approximately two and one-half feet high, three and one-half feet deep and two feet wide. The magnet structure is open at the top, bottom and front providing access from three sides thereby permitting non-claustrophobic scanning. A bed/chair is placed next to the magnet for various scans and would recline into the magnet for head scans (if such scans become practical in the future). Sitting or reclining in the moveable bed/chair, patients may position their leg, knee, arm, elbow, wrist, hand or (possibly) head in the magnet opening without having to put their entire body into the scanner. The magnet will rotate 90 degrees into a horizontal position for arm, elbow, wrist and hand scanning as well as certain positions for knee and leg scanning. In addition, images of legs or feet may be obtained from either a weight-bearing position (standing up) or from a sitting or lying down position. This approach adds to the inherent patient friendliness by having the patient sitting for many scans where typically they are in a prone position. Separate from the magnet is the digital and analog MRI electronics and computer terminal which controls the operation of the magnet and produces the image. The entire system may be installed in approximately 150 square feet of office space making it suitable for use in radiology suites, hospital emergency rooms, or offices of private medical practices. Management believes that, because the MAGNA-SL is specifically designed for extremities, it may be a more effective MRI scanner for these areas particularly because of its capability for bent limb and weight bearing images. Substantially all conventional whole-body MRI systems use magnets which are larger than the magnet used for the Company's product and proposed products, which surround patients on all sides, leaving access only from the front and back. Certain manufacturers have begun to introduce "open" whole body systems and one manufacturer has introduced a dedicated extremity system, which systems are less claustrophobic than traditional whole body systems. These systems, however, use "low-field" magnets. The MAGNA-SL uses a "mid-field" permanent magnet and therefore produces image quality comparable to that of "mid-field" whole body scanners (which the Company believes represent the majority of the MRI market).

     The MAGNA-SL is expected initially to have applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry.

   Other Proposed Products

     The Company has intended to build on the technology of the MAGNA-SL magnet and system to design and develop other anatomy specific MRI scanners (including potentially a scanner dedicated to MRI mammography and a back and spine scanner, among other ideas) but has no resources with which to pursue such intentions. To date, the Company has been engaged in computer simulation of the design of magnets which it believes could be used in such MRI scanners and has not to date commenced constructing any prototypes.

PRODUCTION AND ASSEMBLY

     The MAGNA-SL system is comprised of three major subsystems; a magnet subsystem (assembled by the Company), an MRI computer subsystem (purchased from a third party with which the Company is now in dispute as a result of the Company's failure to purchase commercially viable quantities, among other matters) and a rack of power and electronic components (purchased from third parties). The Plan and the Elscint Proposal involve replacing the MRI computer subsystem, among other items, with Elscint manufactured components.

     The production plan was to utilize a "Systems Integration Approach," under which the magnet subsystem is assembled by the Company and then shipped to the customer's site for integration with the other subsystems shipped directly to the customer site by qualified suppliers. Early production models were integrated first at the Company's facility to ensure quality and repeatability. The customer was to be responsible for certain site preparations, such as the installation of radio frequency shielding to shield the MRI system from interference and certain electrical work. The costs of radio frequency shielding and certain other installation costs, are lower for the MAGNA-SL than for whole body systems. The magnet subsystem was to be assembled from purchased materials, tested by Company employees, and then shipped to the customer for integration.

     In order to assemble the magnet, the Company has purchased generally available magnet material, steel and other mechanical components from others. Using specially manufactured tools and equipment designed by the Company, the Company has assembled the magnet for each scanner individually.

     The MRI computer subsystem was purchased from a supplier in Europe. In August 1993, the Company established a multi-system purchase relationship with this vendor by making a $480,000 non-refundable deposit payment. Such agreement, as amended in July 1994, provided for purchases of MRI computer subsystems and the license of certain technology underlying the subsystems. The Company had agreed to purchase initial subsystems which, as amended, would result in an additional payment of $240,000 beyond the $480,000 paid as a deposit. Of that additional $240,000, substantially all has been paid at February 28, 1997, leaving an unamortized deposit of approximately $320,000 at February 28, 1997. Such remaining deposits have been written off at February 28, 1997 as a result of the (a) the Company's inability to go forward with purchase commitments, and
(b) the Company's intention to move forward with the Elscint Proposal which would eliminate this component. The Company believes that its prior relationship with this vendor may no longer be available. Further, it is possible that this vendor may assert damages against the Company for the Company's failure to move forward with plans which affect pricing of units delivered (volume discounts for volumes not realized) or for other costs or investments made by this vendor as a result of its relationship with the Company.

     The power and electronics components necessary for the MAGNA-SL system are generally available from a variety of vendors. The Company had established sources of supply for such components but as a result of non-payment of these vendors, believes that such sources of supply may no longer be available to it.

     The Company's liquidity over the past year has caused severe problems in vendor relations including pending and threatened litigation as well as certain judgments against the Company.

     The Company is also required to conform to FDA Good Manufacturing Practice ("GMP") regulations and various other statutory and regulatory requirements applicable to the manufacture of medical devices. The Company's production and assembly operations are subject to FDA inspections at all times. The Company would not meet the standards of such practices at this time. See "Governmental Regulation."

MARKETING AND DISTRIBUTION

     Prior to cessation of operations in March 1997 the Company was selling and marketing the MAGNA-SL in the United States through a combination of its own sales force and contractual arrangements with others. The principal markets for the MAGNA-SL include private practitioners and institutions initially for applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry. The Company's sales force, which consisted of three persons (including the Vice President of Sales and Marketing, and all of whom were terminated pursuant to the Plan), concentrated primarily on the United States radiology market.

     Prior to cessation of operations, the Company had entered into several separate distribution and sales representation agreements. Each agreement granted certain defined exclusive rights, generally provided (except for an agreement granting exclusive distribution rights in the orthopedic market in 20 U.S. states) that a minimum number of scanners are purchased within a specified time frame. One of these agreements is with Beta Numerics, Inc. ("Beta"), a private company founded by two directors and beneficial shareholders, and one former director and continuing shareholder, of the Company. Beta has not met the minimum number of scanners to be purchased under the agreement and has not paid for one scanner delivered to it in December 1996. The Company has sold and delivered four MAGNA-SL scanners including three to Beta, one of which remains unpaid. For a more detailed description of the relationship with Beta, see Item
12. "Certain Relationships and Related Transactions."

     In June 1996, the Company and Elscint signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement is renewable by Elscint in two year sales periods at higher minimum quantities which will be set by the parties in good faith. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Additionally, Elscint and the Company have agreed to cooperate in making certain capital expenditures and other areas of manufacturing in order to reduce production costs and increase operating margins. The parties have also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company has agreed to provide certain ongoing research and development support. Elscint has a right of first negotiation on certain new products.

     The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint has informed the Company that it is not satisfied with the completion of the tasks after the revised completion date. Subsequently, Elscint presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks resulting in a major alteration and improvement of certain systems comprising the MAGNA-SL and requiring a development payment of $500,000 and certain support efforts from the Company. The Company has agreed to go forward with Elscint Proposal but has been unable to make any of the required payments to initiate or complete the Elscint Proposal. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively move forward with the Elscint Proposal. Elscint has subsequently indicated to the Company that it still wished to proceed with the Elscint Proposal.

     Should the Company be able to complete a financing necessary to continue operations, the Company plans to attempt to go forward with the Elscint Proposal and to license Elscint or others to the territories not presently covered by the June 1996 agreement with Elscint (which agreement is not presently operative). The Company has engaged in discussions with other companies in the medical imaging industry to attempt to negotiate sales, distribution, marketing and or manufacturing agreement without any success.

WARRANTY AND SERVICE

     It is customary in the medical equipment industry to warrant that each scanner will be free from defects in material and workmanship for a period of one year after acceptance of the scanner and provide routine servicing free of charge for the first year. After the first year, servicing is customarily offered to customers on a contract basis or by charges for service calls.

     The Company has been unable, due to lack of financial resources, to honor its obligations for warranty and service since approximately March 1997.

     In the medical device market, the ability to provide comprehensive and timely service can be a key competitive advantage and is important for establishing customer confidence. The Company's inability to service, for an extended period of time since March 1997, the four scanners placed in service creates a serious obstacle to the Company's desire to reenter this market even upon completion of a financing (which in any case is uncertain).

UNDERWRITERS LABORATORIES INC. OR EQUIVALENT LISTING

     The Company's scanners are required to be listed by Underwriters Laboratories Inc. ("UL")., which is a not-for-profit independent organization, or by ETL Testing Laboratories, Inc. ("ETL"). The Company's scanners are not presently listed by such organizations.

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

PROPRIETARY RIGHTS

     Dr. Lawrence A. Minkoff, Chief Executive Officer, President and a Director of the Company, has received one patent relating to the permanent magnet structure of the MAGNA-SL. In December 1992, Dr. Minkoff assigned his rights to these magnet technologies to the Company. Additionally, the Company has filed applications for patent protection internationally, including an application under the Patent Cooperation Treaty ("PCT"), relating to the permanent magnet structure, but has permitted its rights under that PCT application to lapse. The Company has been informed that the PCT application was published, making it unlikely that additional foreign patent protection with respect to the permanent magnet structure can now be obtained. The Company does not believe that failure to obtain such additional patent protection will have a material adverse effect on the Company's business. In March 1995, the Company was issued a U.S. patent concerning a certain proprietary imaging sensing coil assembly. The Company has filed an application for patent protection internationally, including under the PCT, relating to the imaging sensing coil assembly.

     The Company's policy has been to obtain patents to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     The patent position of any medical device manufacturer, including the Company, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether its application will result in the issuance of any patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications are maintained in the U.S. in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent application or that it was the first to file a patent application for such inventions. There can be no assurance that any of the Company's patent applications will result in any patents being issued or that, if issued, patents will offer protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company.

     The Company may utilize technologies, patents or other rights which may be held by third parties. Certain technologies utilized by the Company are covered by patents owned or administered by the British Technologies Group, PLC. The Company has had discussions with British Technologies Group, PLC. concerning licencing such technology, and although the Company believes that such licence would be available to it on terms that are generally available to MRI manufacturers, the Company has been unable to make the required payment to secure such technologies which are integral to the MAGNA-SL.

     The Company has also relied upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its right to unpatented technology.

     The Company has, in the past, required its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or a consulting relationship with the Company. Since the Company has been unable to pay accrued compensation to its employees for some period of their service, the continuing enforceability of such agreements may be questionable. Each agreement provided that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provided that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

     Dr. Minkoff, two of the Company's former executive officers and several of its scientists and other personnel were formerly employed, at various times prior to November 1989, by a company engaged in the development, manufacture and sale of MRI devices. Each of these present and former executive officers and senior scientists has informed the Company that he was not subject to any agreement with such company containing a restrictive covenant limiting competitive activities at the termination of employment with that company. However, since the prior employer is a potential competitor of the Company, it may threaten or commence legal action to deter the development of the Company's technology alleging, among other things, that it may have rights to technology developed by the Company through the efforts of such persons. The prior employer also holds patents relating to MRI devices and has instituted litigation against certain manufacturers of MRI devices including Hitachi Ltd., General Electric Company and others alleging, among other things, that the manufacture of MRI devices by such companies constitutes patent infringement, violations of the Lanham Act and unfair competition. It has been reported that the prior employer and Hitachi Ltd. have settled their action out of court and that a jury has rendered a verdict in favor of the former employer against General Electric in an amount which has been reported to be reduced by a judge and exceeds $60 million. General Electric is reported to be appealing this decision. There can be no assurance that this potential competitor will not name the Company in its current litigation, or commence a new action against the Company. The costs of defending such an action, if brought, could require substantial financial resources. Although no assurance can be given that such claims will not be instituted against the Company, the Company believes, based upon the advice of its patent counsel, that the use of its magnet technologies, at its stage of development in December 1995, in its scanners, will not infringe the patents of such competitor granted through December 1, 1995.

GOVERNMENTAL REGULATION

     The operations of the Company, which have essentially been at least temporarily suspended, are subject to extensive federal and state regulation. MRI devices generally, and any scanners the Company has developed or may develop, in particular, are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA"). In the Company's current state, it could not comply with some of the regulations to which it is subject.

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

     The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed below). The cessation of the Company's operations in March 1997 calls into question the Company's previously received FDA clearance.

     Pursuant to the Food Drug and Cosmetic ("FDC") Act and regulations promulgated thereunder, the FDA regulates the manufacture, distribution and promotion of medical devices in and the exportation from the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements.

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

     If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent, the device will be considered a Class III device and the manufacturer or distributor will have to seek premarket approval ("PMA") or reclassification of the new device. A PMA would have to be submitted and be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device. Upon receipt, the FDA will conduct a preliminary review of the PMA to determine whether the submission is sufficiently complete to permit a substantive review. If sufficiently complete, the submission is declared fileable by the FDA. By statute and regulation, the FDA has 180 days to review a PMA once determined to be fileable. During that time an advisory committee may also evaluate the application and provide recommendations to the FDA. While the FDA has responded to PMA's within the allotted time period, PMA reviews more often occur over a significantly protracted time period, and generally take approximately two or more years to complete from the date of filing. A number of devices have never been cleared for marketing. An application and petition to reclassify a device can also be extensive in time and cost.

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

     In 1988, the FDA reclassified MRI devices and all substantially equivalent devices of this generic type from Class III to Class II. This encompassed MRI systems from 13 petitioners. Accordingly, if the Company can demonstrate to the FDA that its proposed products or any other scanner developed by the Company are substantially equivalent either to the reclassified MRI devices or to other currently marketed mammography or back and spine scanning devices, its proposed products could be considered Class II medical devices which can be cleared for commercial distribution via 510(k) notification. There can be no assurance that the FDA will find such products to be substantially equivalent to reclassified MRI devices or any other legally marketed devices. The FDA may require the Company or its competitors to file PMAs for new products or technologies if the devices are sufficiently different from the reclassified MRI devices. Such a determination by the FDA would delay the Company's market introduction of products it may in the future (subject to obtaining funding) consider developing, and could have a material adverse effect on the Company's operations, should the Company resume operations and pursue development of such products. FDA recently announced its intent to impose higher safety standards on premarket clearance of devices that might pose potential risks if they fail. Such a change in policy could have a material adverse effect on the Company, should the Company resume operations and pursue development of such products.

     The costs associated with the filing of applications with the FDA and of conducting clinical trials can be significant. While the MAGNA-SL has received clearance from the FDA, there is no assurance that any of the

Company's product enhancements, if any, or the Company's proposed products, should the Company resume operations and pursue development of such products will ever obtain the necessary FDA clearance for commercialization.

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

     The MAGNA-SL and any future products distributed by the Company pursuant to the above described clearances will be subject to pervasive and continuous regulation by the FDA. Moreover, the FDC Act will also require the Company, should it ever resume manufacturing products, to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice
(GMP) regulations. Once registered, the Company's facility, if any, will be subject to periodic inspections by the FDA. The Company does not presently have a facility. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. In addition, the Company's products, if any, are expected to be subject to technical standards established by the Federal Communications Commission regarding radio frequency emission limits. The export of medical devices is also subject to regulations in certain instances and in certain circumstances to FDA approval as well as to approval by certain countries to which these devices might be exported. In addition, the use of the Company's products may be regulated by various state agencies. There can be no assurance that the Company's products will be able to comply successfully with any such requirements or regulations. In fact, the Company's MAGNA-SL does not presently comply with the regulatory standards of several countries. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's potential business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure or recall of products, operating restrictions, refusal of government to approve product applications or allow a company to enter into supply contracts and liability for civil and/or criminal penalties.

B. THIRD PARTY COVERAGE, REIMBURSEMENT AND RELATED HEALTH CARE REGULATIONS.

     The market for MRI scanners, including the Company's products and proposed products, is affected significantly by the amount which Medicare, Medicaid or other third party payors, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. The health care industry has changed dramatically during the 1980's and the 1990's in reaction to changes in third party reimbursement systems designed to contain health care costs. In the MRI market, third party reimbursement issues will focus principally on whether MRI diagnostic procedures using the Company's products and proposed products will be covered procedures and, if so, the level of reimbursement that will be available for the MRI procedure.

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

     As of November 22, 1985, under a national policy, Medicare covers certain diagnostic procedures using MRI technology (as described by Medicare) for certain clinical indications. There can be no assurance that the Company's products or proposed products, once available, will be included within the then current Medicare coverage determination. In the absence of a national Medicare coverage determination, local contractors that administer the Medicare program, within certain guidelines, can make their own coverage decisions. Favorable coverage determinations are made in those situations where a service is of a type that falls within allowable Medicare benefits and a review concludes that the service is safe, effective and not experimental. Under HCFA coverage requirements,

FDA approval for the marketing of a medical device, including the Company's proposed MRI mammography scanning systems and any other MRI technology devices, will not necessarily lead to a favorable coverage decision. A determination will still need to be made as to whether the device is reasonable and necessary for the purpose used. In addition, HCFA has proposed adopting regulations that would add cost-effectiveness as a criterion in determining Medicare coverage. Although the Company believes that its products and proposed products provide a cost effective alternative to "whole body" scanners, no assurance can be given that the scans utilizing the Company's products will be covered under Medicare, especially if HCFA changes its coverage policy to include a cost-effectiveness criterion. Changes in HCFA's coverage policy, including adoption of a cost-effective criterion could have a material adverse effect on the Company's prospects, if any, in the MRI market.

     Currently, MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a relative value scale which phased in, beginning January 1, 1992. There can be no assurance that the implementation of this system, or other governmental actions, will not limit or decrease reimbursement levels for services using any products developed by the Company. Any reduction in the willingness of physicians to perform procedures using the Company's proposed products could have a material adverse effect on the Company's prospects, if any, in the MRI market.

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

     The market for the Company's products and proposed products could also be adversely affected by the amount of reimbursement provided by third party payors to hospitals or private practitioners for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's products and proposed products for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals ("PPS hospitals") or private practitioners to purchase the Company's products and proposed products, if any, could be adversely affected if they determined that the prospective payment amount to be received for the procedures for which the Company's products or proposed products are used would be inadequate to cover the costs associated with performing the procedures using the Company's proposed products, or to be less profitable than using an alternative procedure for the same condition.

     Until October 1991, hospitals were generally able to pass their capital costs on to Medicare which reimbursed such costs on a reasonable basis subject to percentage limitations. However, under regulations which became effective October 1, 1991, reimbursement for capital-related costs began to be included in the prospective payment system. In general, under the new system, which has a 10 year phase-in period, hospitals will be reimbursed for capital costs related to services provided to inpatients through an add-on payment made to the hospital based upon the Diagnostic Related Group (DRG) for each such inpatient. While it is unclear what effects the prospective payment systems will have, it may cause hospitals to more closely scrutinize new capital expenditures and it could have an adverse effect on recovery of capital costs for equipment such as the MAGNA-SL and proposed products. Capital costs for hospital outpatient departments are currently reimbursed by Medicare in an amount equal to 90% of their reasonable capital costs.

     A number of states, through Certificate of Need ("CON") laws, limit the establishment of new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. The market for the MAGNA-SL and the Company's proposed products may be adversely affected by CON regulation to the extent that institutional health care facility purchasers and lessors of the products are subject to CON regulation. While many states exempt non-institutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located.

C. EPA REGULATION

     The Company, and any research facility which it operates, would also be required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations. The Company presently does not have a facility.

COMPETITION

     The health care industry in general, and the market for diagnostic imaging equipment in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of MRI scanners possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint, Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. The Company believes that the principal elements of competition which will affect successful marketing of MRI systems, including any Elscint marketing efforts pursuant to the Proposal, will include price, product performance, service and support capability, financing terms and brand name recognition. The Company is aware of one company, Esaote Biomedica SpA. ("Esaote") engaged in marketing an MRI device for extremity imaging. Their product, the ARTOSCAN, received FDA marketing clearance in October 1993, approximately 11 months prior to the Company's receipt of clearance. The Company believes that the MAGNA-SL had substantial performance advantages over the ARTOSCAN product including: mid-field rather than low-field magnet, greater imaging volume, ability to do weight bearing and fully bent limb scans, greater patient positioning opportunities and superior image quality. However, Esaote has marketed hundreds of its extremity imaging devices. The list price of the ARTOSCAN product is believed to be approximately 25% lower than the Company's list price was for the MAGNA-SL. The Company had planned to compete with the ARTOSCAN product on the basis of image quality, a wider range of imaging opportunities and greater patient comfort, including any Elscint marketing efforts pursuant to the Proposal.

     The Company also has experienced competition from the use of x-ray machines. The Company believes that the use of x-ray machines is widely established and clinically accepted. Although the Company believes that an MRI scanner will represent a safer and more effective diagnostic imaging device, there can be no assurance that any products developed by the Company will be commercially accepted, especially in light of the cost-savings involved in purchasing x-ray machines and the familiarity of current practitioners in operating such devices. While the Company believes that the price of the MAGNA-SL as well as its low operating costs would permit health care providers to conduct MRI imaging and diagnostic readings for less cost than is currently possible, there can be no assurance that the cost of the MAGNA-SL or any other products developed will be able to successfully compete with conventional x-ray machines. In addition, although the Company believes that the cost of whole body MRI scanners will render their use in screening mammography or diagnostic purposes undesirable, there can be no assurance that this technology or other technologies will not successfully compete with any MRI scanner designed to image specific parts of the body. In addition, there can be no assurance that other technologies will not be developed that will render the Company's proposed MRI scanners obsolete or uneconomical. To some extent, competition will also come from the manufacturers of other types of diagnostic imaging systems, such as ultrasound or thermography.

PRODUCT LIABILITY

     Product liability claims relating to the Company's products may be asserted against the Company. If such claims are asserted against the Company, there can be no assurance that the Company will have sufficient resources to defend against any such claim or satisfy any such successful claim. The Company had product liability insurance which was terminated during 1997 for non-payment of insurance premiums.

     Further, Beta has notified the Company that it is unsatisfied with the performance of the MAGNA-SL at one or more of its owned sites and has threatened product lability exposure to the Company. The Company presently has no remedy for such assertion because its lack of financial resources, unsatisfactory vendor relationships and lack of continuing technical personnel, among other factors, prevent it from addressing such concerns. In the event of an uninsured or inadequately insured product liability claim, the Company's business and financial condition, which is presently in severe distress, could further be materially adversely affected.

     The Company's agreement with Elscint (which agreement is not presently operative) requires Elscint to carry product liability insurance, and the Company may attempt to require any other joint venturers or licensees to carry product liability insurance. However, there can be no assurance that such joint venturers or licensees will agree, or will be able, to obtain or maintain insurance at an acceptable cost or that, if such insurance is obtained, it will be adequate to cover the Company's potential liability.

HUMAN RESOURCES

     On March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing (which was not completed). At March 15, 1997, unpaid payroll to terminated and continuing employees totaled approximately $150,000. Of the remainder, only Lawrence A. Minkoff, Ph. D., the Company's Chairman, president and Chief Executive Officer, is in the full time employ of the Company as of October 15, 1997. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. At October 1, 1997 the Company owes over $300,000 in unpaid payroll to such employees. There is no assurance that any of such employees will not institute actions against the Company to recover their unpaid payroll.

ITEM 2: DESCRIPTION OF PROPERTY

     The Company presently has no facilities with which to conduct its operations. Certain inventory and equipment have been secured in storage facilities (for which unpaid storage charges encumber the Company's ability to recover such property) and certain corporate and other records have been secured in the personal residences of key individuals or directors. From April 26, 1996 until May 1997 the Company leased approximately 16,000 square feet of office, manufacturing and research and development space in Edgewood, New York. The existing lease was due to expire in May 2003 but was terminated pursuant to a stipulation and judgment entered in the District Court of the County of Suffolk (New York), Fifth District Central Islip Part, on April 3, 1997. Prior to April 26, 1996, the Company leased approximately 10,000 square feet of office, manufacturing and research and development space in Hicksville, New York under a lease which was to expire in September 1997. Under a "Surrender of Lease Agreement", the Company and the landlord agreed to the early termination of the lease and the forgiveness of certain amounts payable under the lease which were overdue. The Company believes that its current need is for a very small office facility.

ITEM 3: LEGAL PROCEEDINGS

     As a result of a period of deferral of payment of obligations due to the lack of cash, the Company is the subject of numerous threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements (including threatened litigation with respect to the Elscint agreement, the agreement with a European supplier of MRI components, and others). One vendor, Devcom, has initiated litigation in the United States District Court for the Eastern District of New York over certain contested balances due and certain alleged commitments for services in the future and, on October 7, 1997, the vendor received a judgment against the Company in the amount of $300,000 because of the Company's lack of financial resources to defend itself in this action. The Company has entered into a stipulation of judgment with its former landlord (Heartland Rental Properties Partnership) calling for payment of approximately $120,000 (see "Item 2 -- "Description of Property"). Other judgments, for lesser amounts have been entered against the Company. Many other vendors and some employees have threatened the Company with litigation to recover amounts due them and a significant number of these parties have retained counsel who have contacted the Company regarding their claims. In many, if not most of these situations, the Company has no defense because it has received and accepted the goods or services but has been unable to pay. The significant likelihood exists that the Company could be forced to seek protection from the bankruptcy court in order to satisfy its creditors if it is unable to complete a new financing (which financing the Company believes would be largely conditioned upon the creditors forgiveness of very significant portions of the amounts due).

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended February 28, 1997.

                                  PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (A) MARKET INFORMATION

     The following sets forth the high and low bid prices for the Company's Class A Common Stock, Class A Warrants, Class B Warrants, Class E Warrants, and IPO Units (each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant) for each quarter during the last two fiscal years and through August 31, 1997. The source for the high and low bid information for periods subsequent to December 27, 1995 and through April 10, 1997 is Nasdaq and for periods between March 14 and December 26, 1995, and subsequent to April 10, 1997, is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   Fiscal Year Ending February 28 or 29,
                           -----------------------------------------------------
                                1998              1997               1996
                           --------------    ---------------    ----------------
                            High     Low      High     Low       High      Low
                           ------  ------    ------   ------    ------   ------
CLASS A COMMON STOCK:

First Quarter ended         31/32    3/16         4        3     5 1/4    1 3/4
  May 31,

Second Quarter ended       1 1/32     1/4     4 1/4    1 3/4     4 3/4    3 1/4
  August 31,

Third Quarter ended                          2 1/16      7/8     4 1/4        3
  November 30,

Fourth Quarter ended                          1 1/4      1/2     3 7/8    2 1/2
  February 28,


CLASS A WARRANTS:

First Quarter ended          3/16    1/16     13/16      3/8     1 1/8     1/16
  May 31,

Second Quarter ended          1/4    3/16       1/2     5/32         1      1/4
  August 31,

Third Quarter ended                            3/16      1/8       3/4      1/4
  November 30,

Fourth Quarter ended                           5/32     1/16       7/8      1/2
  February 28,


CLASS B WARRANTS:

First Quarter ended                            5/32      1/8      7/16     1/32
  May 31,

Second Quarter ended                           3/16     1/32      7/16     3/16
  August 31,

Third Quarter ended                            3/32     1/32      5/16      1/8
  November 30,

Fourth Quarter ended                           3/32     1/32       1/4      1/8
  February 28,

                                   Fiscal Year Ending February 28 or 29,
                           -----------------------------------------------------
                                1998              1997               1996
                           --------------    ---------------    ----------------
                            High     Low      High     Low       High      Low
                           ------  ------    ------   ------    ------   ------
CLASS E WARRANTS:

First Quarter ended          1/16    1/16     13/16      5/8
  May 31,

Second Quarter ended                          1 1/2      3/8
  August 31,

Third Quarter ended                             5/8      1/8
  November 30,

Fourth Quarter ended                           1/16     1/16     29/32      3/8
  February 29,


IPO UNITS:

First Quarter ended           5/8    3/16     4 1/8    3 3/4         7        2
  May 31,

Second Quarter ended            1     5/8     4 1/8        2         5    3 1/4
  August 31,

Third Quarter ended                               2    1 1/4     5 1/4    3 1/4
  November 30,

Fourth Quarter ended                          1 7/8      3/8     4 1/4        3
  February 28,

--------------

     Each Class E Warrant entitles the holder to purchase one share of Class A Common Stock at $4.375, is exercisable until December 26, 2000 and is subject to redemption by the Company at $0.05 per warrant, upon thirty days' written notice, based upon certain closing bid prices over certain periods of time.
Each Class A Warrant initially entitled the holder to purchase one share of Common Stock and one Class B Warrant at approximately $9.00 and each Class B Warrant initially entitled the holder to purchase one share of Common Stock at approximately $13.50 per share. The number of shares purchasable upon exercise of the Class A and Class B Warrants, and the respective exercise prices of such securities, have been adjusted to give effect to certain securities issuances during fiscal 1996 as a result of antidilution provisions of such securities. The Class A and Class B Warrants are exercisable until March 30, 1998 and are subject to redemption by the Company at $0.05 per warrant, upon 30 days' written notice, based upon certain closing bid prices over certain periods of time. See
Note 7 to "Financial Statements."

     There is no established public trading market for the Company's Class B Common Stock.

     On October 15, 1997, the closing bid price for the Class A Common Stock was approximately $0.20.

     During February, 1997 the Company sold 300,000 shares of Class A Common Stock in a private placement (pursuant to Section 4(2) under the Securities Act of 1933) to two accredited investors for $100,000 in cash. There were no selling commissions or discounts.

     (B) APPROXIMATE NUMBER OF EQUITY STOCK HOLDERS

     Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of October 15, 1997 are approximately as follows:

            Title of Class                   Number of Record Holders
            --------------                   ------------------------

         Class A Common Stock                           99

         Class B Common Stock                           53

         Class E Warrants                                9

         Class A Warrants                               30

         Class B Warrants                               32


     The Company believes that the number of beneficial holders of the Company's Common Stock as of October 15, 1997 is in excess of 300.

     (C) DIVIDENDS

     The Company has never declared or paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS
       OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE
           SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS
                  COULD DIFFER MATERIALLY FROM THOSE PROJECTED

     (B) MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FINANCIAL CONDITION --

     HISTORY -- During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants. During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities. During the year ended February 28, 1997, the Company raised approximately $75,000 in a secured note payable to a shareholder due in March 1997 (which note is presently in default as to approximately $13,000 of principal plus accrued interest and penalty interest) and approximately $100,000 in a private placement with accredited investors of 300,000 shares of the Company's Class A Common Stock.

     AT FEBRUARY 28, 1997 -- FINANCIAL CONDITION AND GOING CONCERN MATTERS -- In its Form 10-QSB for the quarter ended November 30, 1996, the Company reported cash of approximately $223,000, losses from operations of approximately $1.8 million for the nine months then ended, negative working capital of over $100,000 and stockholders' equity of approximately $370,000. The Company also reported that its ability to continue operations in the fourth quarter beginning December 1, 1996 was uncertain because of the uncertain realization of receivables from and inventory produced for a related party customer. Further, the Company disclosed that, if it could continue operations in the quarter beginning December 1, 1996, its operations beyond that point would be dependent upon the Company's ability to raise additional financing or enter into strategic arrangements with others.

     Two financings have occurred during the year ended February 28, 1997. These are a private placement with accredited investors of 300,000 shares of Class A common stock for $100,000 and an interest bearing note payable to a shareholder due March 15, 1997 for $75,000 (approximately $13,000 principal amount plus interest and penalty interest remains outstanding), secured by certain amounts receivable from the taxing authorities of the United Kingdom and the machine delivered to a related party in December 1996 but not paid for by that party. The Company has not been able to complete any larger capital raising transaction.

     Through October 21, 1997, the amounts receivable from the related party have not been paid, inventory produced for that party has not gone forward into further production, the Company has been unable to raise adequate additional financial resources and, as such, has ceased virtually all operations.

     The Company has been unable to generate adequate cash flow from sales and production of its first product and has been unable to complete sufficient financing to continue its planned operations.

     In February 1997, the Board of Directors agreed to retain a consultant (subject to certain matters to be resolved) and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Item 1-- "Description of Business --Marketing and Distribution" for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning would involve a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (the Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement. The Plan involves termination of the majority of the Company's workforce including the entire sales and marketing staff, the production department and portions of the engineering staff. Further, the Plan includes elimination of the Company's production, development and executive facility, reductions in the need for other assets including leased assets with remaining non-cancelable terms, and other measures. The Plan also includes raising new financing in order to support the Cardiac MRI Initiative and the financial resources needed to go forward with the Elscint Proposal. The Company recorded a restructuring charge of approximately $1.5 million in February, 1997 for write downs of fixed assets, inventory and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. The ultimate amount may differ from this estimate.

     Pursuant to the Plan and after its further attempts to raise sufficient additional working capital were unsuccessful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing (which was not completed). At October 1, 1997, unpaid payroll to terminated and continuing employees totaled approximately $300,000. Of the remainder, only Lawrence A. Minkoff, Ph. D., the Company's Chairman, president and Chief Executive Officer, is in the full time employ of the Company as of October 15, 1997. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The

Company's operations have, therefore, all but ceased. Additionally, various creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See Litigation).

     While the Company has ceased virtually all operations, it continues to search for new capital in order to continue its operations pursuant to the Plan. The Company has been in negotiation with an investor group to provide certain limited funding to the Company, predicated on the Company's ability to significantly reduce its recorded liabilities (through creditor concessions). The funding, if completed, would result in the issuance of a number of shares of common stock in excess of the currently outstanding shares. No assurance can be given that the Company will be able to complete such financing.

     On April 10, 1997, the Company's equity securities were removed from listing on the NASDAQ SmallCap Market after the Company's appeal to the Listing Qualifications Committee was unsuccessful.

     In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 has not yet been made by the Company.

     The Company is continuing its efforts to (1) raise additional capital, (2) enter into a strategic arrangement with others, and (3) move forward with the new product opportunity in cardiac MRI. There is no assurance that any of these efforts will be successful and that the Company will be able to continue even its severely curtailed operations.

     As of February 28, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets, approximately $2.1 million of liabilities and virtually no cash. Further, the Company has incurred a loss of approximately $4.3 million for the fiscal year ended February 28, 1997, and has had net cash outflows from operating and investing activities of approximately $3.2 million, for the year then ended. Further, losses have continued since February 28, 1997. These factors, among others, indicate that the Company is in severe financial distress, in fact insolvent and therefore in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern.

     The Company believes, based upon present resources (which are virtually non existent) and anticipated operations, that it does not have the financial resources to fund its operations for any period of time including the coming twelve months without substantial additional capital or a strategic business arrangement. This belief is based upon estimates and the Company belief about its financial requirements, as well as other information contained in this report, are based upon present resources, conditions, developments and anticipated operations. This belief is based upon estimates and assumptions including, among other things, levels of existing and projected operating costs. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Actof 1934. Actual results and events could differ materially from those projected.

     The Company's belief about its financing plans and prospects, Elscint Proposal and arrangements with Mount Sinai School of Medicine, as well as other information contained in this report (including its prospects for surviving as a going concern over the next twelve months) are based upon present conditions and anticipated developments. This belief is based upon estimates and assumptions including, among other things, completion of financing (including, without limitation, with the investment group with which it is negotiating) necessary to fund the planned activities, timely and successful completion of development milestones, competitive and intellectual property factors, cooperation of creditors and others, and successful efforts by Elscint, among other matters.
In the event that the Company's
estimates and assumptions prove materially incorrect, the Company does not presently have the financial resources to fund planned operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS --

     Operations and investing activities utilized approximately $3,200,000 of cash in the year ended February 28, 1997 due to losses of approximately $4,300,000, as well as the write off of inventories, amounts receivable from a related customer and the accrual of liabilities inherent in the restructuring plan previously discussed.

     During the year ended February 28, 1997, capital expenditures totaled approximately $186,000, including tooling, equipment and software, and approximately $83,000 was financed by capital leases with third parties (such leases have gone into default for non-payment, and subsequent to February 28, 1997, the collateral for such lease arrangements have been returned).

     Revenues for the year ended February 28, 1997 reflect several factors including (i) shipment of two MAGNA-SL's to a related party, Beta (one of which did not generate cash because it had been paid for with customer deposits during the prior fiscal year and the other of which remains unpaid) (ii) shipment of components of approximately $99,000 to Elscint in order to accommodate the stage of their activities to produce and sell the MAGNA-SL prior to the Company's failure to complete certain critical development tasks to Elscint's satisfaction, (iii) receipt and recognition of $250,000 in non-refundable advance royalties from Elscint, (iv) improved gross profit margins on shipment in the current periods due to improvements in the cost of the MAGNA-SL as well as the reduction of older, higher cost inventories, (v) a charge of approximately $1.5 million of restructuring costs in connection with the Plan and (vi) the reduction of interest and financing expenses associated with bridge financings in the prior fiscal year. Reduced research and development levels reflect, among other things, redeployment of certain development personnel in production and delivery activities as well as a reduced headcount. These improvements were somewhat mitigated by higher costs in the following areas (i) substantially higher professional and other costs associated with business development matters including closing the Elscint licence and distribution agreement and other matters during the current year, and (ii) higher occupancy costs associated with the new production facility.

ITEM 7. FINANCIAL STATEMENTS


                              MAGNA-LAB INC.

                       INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                       -------

INDEPENDENT AUDITORS' REPORT ....................................        F-1

FINANCIAL STATEMENTS:

   BALANCE SHEET ................................................        F-2

   STATEMENTS OF OPERATIONS .....................................        F-3

   STATEMENTS OF CASH FLOWS .....................................        F-4

   STATEMENTS OF STOCKHOLDERS' DEFICIENCY .......................        F-5

   NOTES TO FINANCIAL STATEMENTS ................................     F-6 - F-20

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.


We have audited the accompanying balance sheet of Magna-Lab Inc. as of February 28, 1997, and the related statements of operations, cash flows and stockholders' deficiency for the years ended February 28, 1997 and February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. as of February 28, 1997, and the results of its operations and its cash flows for the years ended February 28, 1997 and February 29, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant and recurring losses from operations and has an accumulated deficit and working capital deficiency at February 28, 1997. Furthermore, the Company has been unable to generate adequate cash flow from sales and production of its first product and has been unable to complete sufficient financing to continue its originally planned operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rothstein, Kass & Company, P.C.


Roseland, New Jersey
October 9, 1997


                                       F-1
                                      -24-

                                 MAGNA-LAB INC.

                                  BALANCE SHEET
                                February 28, 1997


                                     ASSETS

CURRENT ASSETS:
  Cash ...............................................  $   10,000
  Accounts receivable, net of allowance for
    doubtful accounts of $356,000 ....................      61,000
                                                        ----------
       Total current assets ..........................               $   71,000

PROPERTY AND EQUIPMENT ...............................                   18,000
                                                                     ----------
                                                                     $   89,000
                                                                     ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Note payable .......................................  $   75,000
  Accounts payable ...................................   1,126,000
  Accrued expenses and other current liabilities .....     908,000
                                                        ----------
       Total current liabilities .....................               $2,109,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.01 per share,
    5,000,000 shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share,
    40,000,000 shares authorized, 3,765,851 shares
    issued and outstanding ...........................       4,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,824,149 shares
    issued and outstanding                                   2,000
  Capital in excess of par value .....................  13,324,000
  Common stock subscribed and to be issued ...........     140,000
  Accumulated deficit ................................ (15,490,000)
                                                        ----------
       Total stockholders' deficiency ................               (2,020,000)
                                                                     ----------
                                                                     $   89,000
                                                                     ==========


                                       F-2
                                      -25-

                                   MAGNA-LAB INC.

                              STATEMENTS OF OPERATIONS
                 Years Ended February 28, 1997 and February 29, 1996


                                                        1997            1996
                                                     -----------    -----------
REVENUES
  Sales ..........................................   $   881,000    $   730,000
  Royalties ......................................       250,000
                                                     -----------    -----------
                                                       1,131,000        730,000

COST OF REVENUES .................................       626,000        612,000
                                                     -----------    -----------

GROSS PROFIT .....................................       505,000        118,000
                                                     -----------    -----------

OPERATING EXPENSES:
  General and administrative .....................     1,507,000        971,000
  Selling and marketing ..........................       617,000        611,000
  Research and development .......................     1,017,000      1,127,000
  Provision for restructuring costs ..............     1,489,000
  Provision for doubtful accounts, related party..       256,000
                                                     -----------    -----------
                                                       4,886,000      2,709,000

LOSS FROM OPERATIONS .............................    (4,381,000)    (2,591,000)
                                                     -----------    -----------
OTHER INCOME (EXPENSE):
  Interest expense ...............................       (19,000)      (323,000)
  Interest income ................................        51,000         19,000
                                                     -----------    -----------
                                                          32,000       (304,000)
                                                     -----------    -----------
NET LOSS .........................................   $(4,349,000)   $(2,895,000)
                                                     ===========    ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING .............................     3,751,000      2,710,000
                                                     ===========    ===========

NET LOSS PER SHARE ...............................   $     (1.16)   $     (1.07)
                                                     ===========    ===========



                                       F-3
                                      -26-

                                 MAGNA-LAB INC.

                            STATEMENTS OF CASH FLOWS
               Years Ended February 28, 1997 and February 29, 1996


                                                          1997          1996
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................  $(4,349,000)  $(2,895,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization .................      119,000       102,000
     Imputed interest ..............................                    220,000
     Provision for restructuring costs .............    1,489,000
     Provision for doubtful accounts ...............      256,000
     Other .........................................       25,000         7,000
     Changes in operating assets and liabilities:
       Accounts receivable .........................     (355,000)      (62,000)
       Inventory ...................................     (333,000)      241,000
       Deposits and other current assets ...........      253,000       (34,000)
       Other assets ................................        2,000
       Accounts payable and other current
         liabilities ...............................     (207,000)      216,000
                                                      -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES ..............   (3,100,000)   (2,205,000)
                                                      -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES, purchases
  of property and equipment ........................     (103,000)      (40,000)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock ...................................      100,000     5,781,000
  Conversion of notes and warrants
    (non-cash portion - see Note 6) ................                    167,000
  Proceeds from notes payable ......................       75,000       675,000
  Payments on notes payable ........................                 (1,065,000)
  Debt and equity offering expenses ................                 (1,169,000)
  Principal payments on capital lease obligations ..       (9,000)
                                                      -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      166,000     4,389,000
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .................................   (3,037,000)    2,144,000
CASH AND CASH EQUIVALENTS:
  Beginning of year ................................    3,047,000       903,000
                                                      -----------   -----------
  End of year ......................................  $    10,000   $ 3,047,000
                                                      ===========   ===========


                                       F-4
                                      -27-

                                 MAGNA-LAB INC.

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
               Years Ended February 28, 1997 and February 29, 1996


                                                         Common Stock                                   Common
                                   ---------------------------------------------------    Capital in     Stock
                                           Class A                      Class B             Excess     Subscribed
                                   ------------------------      ---------------------      of Par      and to be      Accumulated
                                     Shares         Amount        Shares        Amount       Value        Issued         Deficit
                                   ---------     ----------      ---------  ----------    ------------    ----------   ------------

BALANCES, February 28, 1995 ..     1,163,922     $    1,000      1,861,078    $  2,000    $  7,312,000    $     --     $ (8,246,000)

DEBT/WARRANT CONVERSION ......       625,000          1,000                                  1,373,000

CONVERT B SHARES TO A ........         7,880                        (7,880)

PUBLIC OFFERING OF STOCK
 AND WARRANTS, net ...........     1,850,000          2,000                                  4,622,000

CONVERSION OF BRIDGE
 NOTES, net ..................        60,000                                                    10,000

SHARES ISSUED TO WARRANT
 HOLDERS .....................        25,000

SHARES ISSUED TO
 CONSULTANT ..................         5,000                                                     7,000

NET LOSS .....................                                                                                           (2,895,000)
                                   ---------     ----------      ---------  ----------    ------------    ----------   ------------
BALANCES, February 29, 1996 ..     3,736,802          4,000      1,853,198       2,000      13,324,000                  (11,141,000)

CONVERT B SHARES TO A ........        29,049                       (29,049)

COMMON STOCK TO BE ISSUED
 IN CONNECTION WITH
 SUBSCRIPTION AGREEMENTS .....                                                                               100,000

COMMON STOCK TO BE ISSUED
 IN SETTLEMENT OF LIABILITY ..                                                                                40,000

NET LOSS .....................                                                                                           (4,349,000)
                                   ---------     ----------      ---------  ----------    ------------    ----------   ------------
BALANCES, February 28, 1997 ..     3,765,851     $    4,000      1,824,149  $    2,000    $ 13,324,000    $  140,000   $(15,490,000)
                                   =========     ==========      =========  ==========    ============    ==========   ============


                                       F-5
                                      -28-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS:

         ACTIVITIES/PRODUCTS - Since commencement of operations on February 10, 1992, Magna-Lab Inc. (the "Company") has developed and had intended to manufacture and market the MAGNA-SL, the first of a planned series of anatomy-specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own, install and operate than present "whole body" MRI systems.

         Since receiving US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration, the Company has sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company has entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has provided for this receivable.

         Prior to February 29, 1996, the Company had reported its activities as a development stage company.

         GOING CONCERN MATTERS - The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant and recurring losses from operations and has a working capital deficiency of $2,038,000 and an accumulated deficit of $15,490,000 at February 28, 1997. In addition, the Company has been unable to generate adequate cash flow from sales and production of its first product and has been unable to complete sufficient financing to continue its originally planned operations. The Company's current liquidity is not adequate to meet its obligations as they come due. A significant likelihood exists that the Company could be forced to seek protection from the bankruptcy court in order to satisfy its creditors if it is unable to complete a new financing.

         In February 1997, the Board of Directors agreed to retain a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, the restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd., a subsidiary of Elscint, Ltd. ("Elscint") (see
         Note 3), and repositioning the Company into a royalty and development company in the near term. The repositioning would involve a significant new development initiative in cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (the "Cardiac MRI Initiative") (see Note 12). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of its lack of funds. The Company has entered into an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement.

                                       F-6
                                      -29-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS (CONTINUED):

         The Plan involves the termination of the majority of the Company's workforce including the entire sales and marketing staff, the production department and portions of the engineering staff. Further, the Plan includes the elimination of the Company's production, development and executive facility, reductions in the need for other assets including leased assets with remaining non-cancelable terms and other measures. The Plan also includes raising new financing in order to support the Cardiac MRI Initiative and the financial resources needed to proceed with the Elscint Proposal. Accordingly, in February 1997, the Company recorded a restructuring charge of approximately $1.5 million for write downs of property and equipment, inventory and deposits made with strategic vendors which are non-refundable, as well as accruals for lease terminations and other costs.

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccessful, in March 1997, the Company informed the majority of its employees, all of whom are owed compensation for services prior and subsequent to February 28, 1997, that they were being indefinitely laid off. While the remaining employees have terminated their full time relationship with the Company, approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. In May 1997, the Company vacated its principal production, development and executive facility. The Company then placed certain inventory and equipment into storage and several key individuals continued the search for new capital. The Company's operations have, therefore, all but ceased. Additionally, various creditors have threatened or initiated legal action to recover amounts due them which the Company is currently unable to satisfy (see Note 12).

         While the Company has ceased virtually all operations, it continues to search for new capital in order to continue its operations pursuant to the Plan. The Company has been in negotiation with an investor group to provide certain limited funding to the Company which is predicated on the Company's ability to reduce its recorded liabilities (through creditor concessions) by a significant amount. The funding could result in the issuance of a number of shares of common stock in excess of the currently outstanding shares. No assurance can be made that the Company will be able to complete any such financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short term money market instruments with maturities of three months or less when purchased.

         RESEARCH AND DEVELOPMENT COSTS - Costs of research and development activities are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory.



                                       F-7
                                      -30-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         INVENTORY - Inventories are stated at the lower of cost or market, generally on the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead (Note 9).

         PROPERTY AND EQUIPMENT - Property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the declining balance method as follows:

                                                                Estimated
                 Asset                                         Useful life
                 -----                                         -----------
            Machinery and equipment .......................     5-7 years
            Purchased software ............................       5 years

         REVENUE RECOGNITION - The Company recognizes revenue when its products are shipped to and accepted or first used by the customer. The Company accrues the cost of the one-year warranty and service it offers to its customers.

         INCOME TAXES - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding, after subtracting certain shares which are forfeitable unless certain events occur from shares outstanding.

         In March 1997, the Financial Accounting Standards Board released Statement No. 128, (SFAS 128), "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997 and, when adopted, will require restatement of prior years' loss per common share.

         Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of loss per common share. Management does not believe that SFAS 128 will have an impact upon historical loss per common share as reported.


                                       F-8
                                      -31-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at February 28, 1997.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less then the carrying amount of the asset. An impairment loss is the difference by which the carrying amount of an asset exceeds its fair value.

         ACCOUNTING FOR STOCK-BASED COMPENSATION - In 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". As permitted by SFAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The differences between the recognition and measurement provisions of SFAS 123 are not significant to the Company's results of operations.

         USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

NOTE 3 - RELATIONSHIP WITH ELSCINT:

         In June 1996, the Company and Elscint entered into a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems in the first two year period (commencing after an agreed upon period of start-up) and a higher number of systems in the first permitted two year renewal period. Thereafter, the agreement was renewable by Elscint in two year sales periods at higher minimum quantities which would be set by the parties in good faith. Elscint had the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Additionally, Elscint and the Company had agreed to cooperate in making certain capital expenditures and in other areas of manufacturing in order to reduce production costs and increase operating margins. The parties also agreed to collaborate in developing new features and improvements to the MAGNA-SL and the Company agreed to provide certain ongoing research and development support. Elscint had a right of first negotiation on certain new products.

                                       F-9
                                      -32-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATIONSHIP WITH ELSCINT, LTD. (CONTINUED):

         The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint informed the Company that it was not satisfied with the Company's completion of the tasks after the new completion date. Subsequently, Elscint presented to the Company the Elscint Proposal (see Note 1) to assume the uncompleted tasks and resulting in a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal requires a development payment of $500,000 plus certain support activities from the Company. The Company agreed to proceed with the Elscint Proposal but has been unable to make any of the required payments to initiate or complete the Proposal. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively to proceed with the Elscint Proposal. Elscint has subsequently indicated to the Company that it still wished to proceed with the Elscint Proposal.

         A third party indicated to the Company that it believes the agreement with Elscint comes within the terms of a Company engagement with that third party and that a fee is due them with respect thereto. The Company disputed this. The agreement with the third party contained provisions for compensation of 6% of certain amounts received and refers to a minimum fee of $250,000 for covered transactions. The Company negotiated with this party concerning this matter and, in light of such negotiations and based upon the advice of counsel, accrued (but still disputed) an amount of fee based on a percentage of the royalties received to date. In December 1996, this third party presented the Company with a demand for immediate payment of the $250,000 minimum fee it asserts is due under its agreement. During August 1997, the parties agreed to settle this matter for the issuance of 125,000 shares of the Company's Class A common stock (Note 7).

                                      F-10
                                      -33-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DEPOSITS:

         In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provided for purchases of consoles and the license of certain technology underlying the consoles. The Company had agreed to purchase initial consoles which, under the amended agreement, would result in an additional payment of $240,000 (substantially all of which had been paid as of February 28, 1997) beyond the $480,000 paid as a deposit, resulting in an unamortized deposit of $320,000 at February 28, 1997. Such remaining deposit would have been amortized over the remaining consoles to be purchased under the amended agreement. However, such remaining deposits have been written off at February 28, 1997 as a result of (a) the Company's inability to proceed with the purchase commitments, and (b) the Company's intention to proceed with the Elscint Proposal which would eliminate this component (Note 9). The Company believes that its prior relationship with this vendor may no longer be available. Further, it is possible that this vendor may assert damages against the Company for the Company's failure to proceed with plans which affect pricing of units delivered (volume discounts for volumes not realized) or for other costs or investments made by this vendor as a result of its relationship with the Company.

NOTE 5 - PROPERTY AND EQUIPMENT:

         Property and equipment at February 28, 1997 consists of the following:

                                          Estimated life                1997
                                          --------------              --------
            Machinery and equipment .....  5 - 7 years                $360,000
            Purchased software ..........      5 years                  49,000
                                                                      --------
                                                                       409,000
            Less accumulated depreciation and amortization .........  (391,000)
                                                                      --------
                                                                      $ 18,000
                                                                      ========

         During the year ended February 28, 1997, the Company wrote down its property and equipment by $400,000 (see Note 9).


                                      F-11
                                      -34-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE:

         In May 1995, the Company repaid $400,000 principal amount of 10% bridge notes (issued in November 1994) at their maturity together with accrued interest of approximately $20,000. The remaining notes payable of $1.25 million at May 31, 1995 consisted of 12% bridge notes due in December 1995 (or the closing of an earlier equity financing), net of amounts allocated to warrants issued together with the notes. In May and July 1995, holders of $1.25 million 12% bridge notes and warrants issued December in 1994 indicated their intention to convert the notes, accrued interest, warrants to purchase 625,000 shares of Class A common stock and an additional approximately $167,000 into 625,000 shares of Class A common stock. Of the notes and warrants, $500,000 and 250,000, respectively, were held by an entity whose Treasurer became a member of the Company's Board of Directors during 1996 and resigned as a Director in December 1996.

         In August 1995, the Company issued $500,000 of notes bearing interest at 10% and payable in August 1997 or upon the earlier offering of equity securities of the Company ("Bridge Notes"). A portion of the Bridge Notes ($10,000, the "convertible portion") was repayable in 60,000 shares of Class A common stock. The Company did not allocate a value to the conversion feature and allocated all of the proceeds of the debt to notes payable. In January 1996, in accordance with the terms of the Bridge Notes, all of the Bridge Note holders exercised their rights to convert the convertible portion into a total of 60,000 shares of Class A common stock and the remaining $490,000 was paid together with approximately $20,000 in accrued interest. Approximately $92,000 of issuance costs were incurred in connection with this Bridge Note financing.

         In November 1995, the Company borrowed $100,000 under a 10% note payable to an individual who is an officer of a corporate shareholder of the Company. Of such amount, $75,000 was repaid and then reborrowed in December 1995 and the entire amount, together with interest of approximately $3,000, was repaid in January 1996.

         In February 1997, the Company issued a $75,000 promissory note payable to a shareholder collateralized by certain accounts receivable and a machine delivered to a related party but not paid for by that related party. The note is payable at prime (8.25% at February 28, 1997) plus 2% per annum and was due March 15, 1997. As of October 9, 1997, approximately $62,000 has been repaid and approximately $13,000 plus interest is in default.

         Total cash interest paid in the years ended February 28, 1997 and February 29, 1996 was $19,000 and $45,000, respectively.

                                      F-12
                                      -35-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY:

         GENERAL - The Company was incorporated on February 22, 1991 in the State of New York and commenced operations on February 10, 1992. All references to share or per share data in the Company's financial statements refer to amounts after a stock split, approved by the Board of Directors on October 29, 1992, of approximately 21,532 shares for one.

         DESCRIPTION OF CLASS A AND CLASS B COMMON STOCK

         The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share, (ii) shares of Class B common stock are convertible into shares of Class A common stock and require conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by agreement with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders.

         CLASS B COMMON STOCK SUBJECT TO FORFEITURE - Of the shares of Class B common stock outstanding, 1,000,000 shares are subject to forfeiture, to be returned to the Company by the holders, if certain conditions are not met. Such conditions remaining include certain minimum amounts of net income prior to February 28, 1998. Such conditions are subject to adjustment upon certain issuances of additional shares of Class A common stock. In the event that the conditions summarized above are met and the subject shares are released from restriction, the Company would be required to recognize a potentially significant charge to compensation expense, and credit to capital in excess of par value, with respect to such shares owned by officers or other employees.

         INITIAL PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - During the first quarter of fiscal 1994, the Company completed its initial public offering of 1,150,000 units of its equity securities (including exercise of the underwriter's over allotment option) yielding gross proceeds of $6.9 million (approximately $5.4 million, net of underwriting discounts and expenses). Each unit consists of one share of Class A common stock, one redeemable Class A warrant (which entitles the holder to purchase one share of Class A common stock initially at $9.00 and includes one redeemable Class B warrant) and one redeemable Class B warrant (which entitles the holder to purchase one share of Class A common stock initially at $13.50 per share). The Class A and Class B warrants are exercisable until March 1998 and are subject to redemption by the Company at $.05 per warrant, upon 30 days' written notice, based upon maintenance of certain closing bid prices of the Class A common stock for a specific period. The warrants are also subject to adjustment under certain conditions (see below).

                                      F-13
                                      -36-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (CONTINUED):

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

         The July and August 1995 issuances of 625,000 shares of Class A Common Stock as well as the conversion feature of the August 1995 Bridge Notes and the January 1996 public offering of Class A common stock result in an adjustment to the number of Class A and Class B warrants and underwriter's unit purchase option as well as to the respective exercise prices. The Company estimates that the approximate number of shares subject to warrants outstanding and approximate warrant exercise prices are as follows (before giving effect to further adjustment in light of the subsequent issuances of 425,000 shares of Class A common stock and the subsequent granting, subject to shareholder approval, of 910,000 options discussed elsewhere in Note 7):

                                                      Units or
                                                    Shares Subject     Unit or
                                                      to Warrants    Share Price
                                                    --------------   -----------
            Class A Warrants ......................    1,267,719       $  8.16
            Class B Warrants ......................    1,267,719       $ 12.25
            Unit Purchase Option (each unit
             consisting of one share of
             Class A Common Stock, one Class
             A warrant and one Class B warrant) ...      109,684       $  6.56

         SECOND PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - In January 1996, the Company completed the public offering of 1,850,000 shares of Class A common stock and 925,000 Class E Warrants sold through an underwriter in units of two shares and one warrant. Each Class E Warrant entitles the holder to purchase one share of Class A common stock at $4.375 per share prior to December 26, 2000. The Class E Warrants are redeemable by the Company at $0.05 per share at any time that the average closing bid price of the Class A common stock is in excess of $5.6875 for twenty consecutive trading days. The offering yielded gross proceeds of $5.8 million (approximately $4.6 million net of offering discounts and expenses). The net proceeds were used to pay down certain indebtedness and to fund working capital and other requirements of the Company's production of its first product, the MAGNA-SL.


                                      F-14
                                      -37-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (CONTINUED):

         STOCK OPTIONS AND WARRANTS - In December 1992, the Company adopted its 1992 Stock Option Plan (the "Plan") which, as amended in 1993 and again in 1995, provides for the granting of incentive stock options (ISO), nonqualified stock options to purchase 1,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Plan shall not be less than 110% of the fair market value of the stock at the date of grant.

         In May 1997, the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was in the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company repriced the outstanding options under the 1992 Stock Option Plan of selected individuals, who were identified by the Company's Board of Directors to have a continuing role in the Company's plan of restructure and having exercise prices above $2.00 per share, with new stock options at an exercise price of $0.25 per share. In aggregate, 750,000 options were repriced. In addition, in recognition of their efforts to advance the plan of restructuring, the Company awarded, subject to shareholders' approval, 910,000 new options at $0.25 per share to certain individuals. 660,000 of such options were granted for a five year term, immediately exercisable, while 250,000 of such options would be exercisable ratably over three years. Stock option activity for the years ended February 28, 1997 and February 29, 1996, giving effect to the May 1997 repricing, is as follows:


                                                  1997                         1996
                                       ---------------------------    ------------------------
                                        Shares                        Shares
                                        Under                         Under
                                        Option           Price        Option         Price
                                       -------       -------------   -------     -------------

            Beginning ..............   983,500       $0.25 - $2.81   746,000     $0.25 - $2.81
            Canceled ...............    41,000               $2.50    27,500             $2.50
            Granted ................     7,500               $0.25   265,000     $0.25 - $2.63
                                       -------       -------------   -------     -------------
            End ....................   950,000       $0.25 - $2.81   983,500     $0.25 - $2.81
                                       =======       =============   =======     =============

         Of the options granted to date, options to purchase 727,500 shares have been granted to officers and/or directors of the Company. Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 950,000 and 800,000 became exercisable at February 28, 1997 and February 29, 1996, respectively.

         The option agreement with one officer obligates the Company to use its best efforts to register the shares underlying the options.

                                      F-15
                                      -38-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (CONTINUED):

         During the year ended February 28, 1995, five year warrants to purchase 825,000 shares of Class A common stock were issued in connection with the private placement of an aggregate amount of $1.65 million principal amount of notes payable issued in November and December 1994 and described in Note 5. Such warrants were valued at approximately $325,000, an estimate of their fair value at the time of issuance (see
         Note 6). In July and August 1995, warrants to purchase 625,000 shares, together with related notes payable, accrued interest and an additional cash payment, were exchanged as described in Note 6. Such warrants were issued with an exercise price of $2.85 per share, a price which was in excess of the market price of the Class A common stock when issued. The remaining warrants to purchase 200,000 shares are subject to adjustment for anti-dilution in certain circumstances and grant the holders certain other rights including those summarized below.

         The agreement with certain holders of warrants to purchase 200,000 shares of Class A common stock permit those holders to obtain warrants to purchase 200,000 additional shares if they chose to invest $600,000 in an offering by the Company of securities and grant such holders certain registration rights. On June 16, 1995, the Company agreed to grant, upon the completion of a public offering, 25,000 shares of stock to such warrant holders in exchange for their agreement, in connection with a proposed public offering, not to sell their shares prior to July 1, 1996.

         The pro forma effect, as if such transactions had occurred at the beginning of fiscal 1996, on Net Loss, Net Loss per Share and Weighted Average Number of Shares Outstanding of: (i) the conversion of $1.25 million principal amount of notes and warrants into 625,000 shares of Class A common stock (discussed in Note 6), (ii) the conversion of the convertible portion of the 1995 Bridge Notes (discussed in Note 6) into 60,000 shares of Class A common stock and (iii) the issuance of 25,000 shares of stock to the Class C warrantholders as described above, is as follows:

                                                     As Reported     Pro Forma
                                                     -----------    -----------

              Net loss ............................. $(2,895,000)   $(2,783,000)
              Weighted average number of shares ....   2,710,000      3,043,000
              Net loss per share ................... $     (1.07)   $     (0.92)





         COMMON STOCK SUBSCRIBED AND TO BE ISSUED - Pursuant to January 1997 subscription agreements, the Company sold 300,000 shares of its Class A common stock in a private placement with accredited investors for $100,000. Such shares will be issued subsequent to February 28, 1997.






                                      F-16
                                      -39-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' DEFICIENCY (CONTINUED):

         In connection with the August 1997 settlement of a dispute with a third party (see Note 3), the Company has agreed to issue 125,000 shares of its Class A common stock. At the date of settlement, such shares were valued at $40,000 (approximately $0.31 per share).

NOTE 8 - SALES AND DISTRIBUTION AGREEMENTS/CUSTOMER DEPOSITS:

         The Company has entered into various sales, distribution and sales representation agreements covering the sale of the MAGNA-SL. Such agreements include an exclusive arrangement for fee-for-service leasing, mobile applications, veterinary uses and certain overseas markets with an entity (Beta Numerics, Inc., (Beta), a privately held company whose shareholders include two directors and beneficial owners of the Company's stock and one former director and still beneficial owner of the Company's stock who resigned as a Director in December
         1996). The terms of the sales contracts called for a deposit upon order and further progress payments upon commencement of manufacturing, shipment to the end user and acceptance or first use of the machine.

NOTE 9 - PROVISION FOR RESTRUCTURING COSTS:

         In connection with its plan to restructure its existing business and reposition itself into a royalty and development company in the near term (see Note 1 - Going Concern Matters), in February 1997, the Company recorded a restructuring charge of $1,489,000 detailed as follows:

             Write down of property and equipment due to the
              elimination of production and facility ..............  $  400,000
             Inventory write-downs relating to discontinuance
              of product line .....................................     532,000
             Write-off of nonrefundable deposits, net .............     332,000
             Provision for early cancellation of leases ...........     184,000
             Other ................................................      41,000
                                                                     ----------
                                                                     $1,489,000
                                                                     ==========
                                      F-17
                                      -40-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES:

         At February 28, 1997, the Company had net operating loss carryforwards of approximately $13.8 million to offset future income subject to tax and approximately $450,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $4.8 million of federal and $1 million of state deferred tax assets at February 28, 1997. Of these amounts, approximately $1 million of federal and $.2 million of state deferred tax assets arose in the year ended February 28, 1997. A valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

         A change in the ownership of a majority of the fair market value of the Company's common stock could possibly delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such a change may have occurred in 1993 at a time when net operating losses (subject to limitation) were less than $2 million. The Company believes that a significant issuance of additional stock after February 1997 could trigger an additional change and new limitation.

         Such carryforwards and credits expire through 2012.

NOTE 11 - OTHER MATTERS:

         INTELLECTUAL PROPERTY RIGHTS - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's financial statements.

         CURRENT LIABILITIES - As of February 28, 1997, included in accrued expenses and other current liabilities are approximately $225,000, $125,000 and $126,000 of accrued restructuring costs (see Note 9), accrued payroll costs and accrued professional fees, respectively.

         OBLIGATIONS UNDER CAPITAL LEASES - During the year ended February 28, 1997, the Company made approximately $83,000 of purchases of property and equipment on a leased basis which did not involve the outlay of cash. At February 28, 1997, the Company was in default of its lease arrangements for non-payment and accordingly, the aggregate unpaid balance of $74,000 has been reflected in current liabilities at February 28, 1997. The collateral for these lease arrangements was returned subsequent to February 28, 1997.

         RELATED PARTY TRANSACTIONS - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees to such firm in the fiscal years ended February 28, 1997 and February 29, 1996 have been recorded at approximately $244,000 and $275,000, respectively, related to financing and general corporate matters. The amount owing to such firm is included in the financial statements at approximately $281,000 at February 28, 1997.


                                      F-18
                                      -41-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

         Since April 1996, the Company leased approximately 16,000 square feet of office, manufacturing and research and development space under a lease which was to expire in April 2003 and provided for minimum annual rent plus the Company's share of certain common expenses and increases in taxes over a base year amount. The lease also called for periodic increases beginning in the third year of the lease.

         As a result of its deteriorating financial condition, in May 1997, the Company vacated the 16,000 square foot premises. Accordingly, the Company entered into a stipulation of judgement with its former landlord calling for payments of past due and future rents of approximately $120,000.

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

         Rent expense related to the facility lease was approximately $141,000 and $120,000 for the years ended February 28, 1997 and February 29, 1996, respectively. The 1996 amount excludes a credit of approximately $60,000 related to the surrender of the related lease.

         The Company and its two key executive officers entered into three year employment agreements starting in February 1992 and which called for certain annual salaries, payments in the event of death or disability and a twenty four month period of non-competition in the event of termination. Such agreements expired on February 28, 1995 and have been extended twice to February 28, 1997. In June 1997, one of the two key executive officers resigned his position with the Company.

         In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payments of $300,000 have not been made by the Company.

         As of February 28, 1997, the Company owed approximately $125,000 in unpaid payroll and related costs. Additionally, unpaid payroll costs continue to mount since February 28, 1997. There is no assurance that any employees will not institute actions against the Company to recover their unpaid payroll.

         The Company has been unable to honor its obligations for warranty and service since approximately March 1997. Additionally, product liability claims relating to the Company's products may be asserted against the Company. If such claims are asserted against the Company, there can be no assurance that the Company will have sufficient resources to defend against any such claim or satisfy any such successful claim. The Company had product liability insurance which was terminated during 1997 for non-payment of insurance premiums.


                                      F-19
                                      -42-

                                   MAGNA-LAB INC.

                            NOTES TO FINANCIAL STATEMENTS

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

         As a result of a period of deferral of payment of obligations due to the lack of cash, the Company is the subject of numerous threatened, and certain actual, legal actions for nonpayment of obligations or for breach of agreements. One vendor initiated litigation over certain contested balances due and certain alleged commitments for services in the future and, in October 1997, that vendor received a judgment against the Company totaling $300,000 largely because of the Company's lack of financial resources to defend itself in this action. Other judgments for lesser amounts have been entered against the Company. Many other vendors and some employees have threatened the Company with litigation to recover amounts due them and a significant number of these parties have retained counsel who have contacted the Company regarding these claims. In many, if not most of these situations, the Company has no defense because it has received and accepted the goods or services but has been unable to pay. While the ultimate liabilities in these matters are not known and the vendors, in some cases, are threatening to seek damages in excess of amounts recorded, the Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the financial statements.

                                      F-20
                                      -43-

ITEM 8: CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS.

                                      NONE

                                 PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT:

     The Company's Directors and executive officers are as follows:

          Name                             Age    Positions with the Company
          ----                             ---    --------------------------
Lawrence A. Minkoff, Ph.D.(1)(2) .......   49    Chairman of the Board of
                                                   Directors, Chief Executive
                                                   Officer and President

Dr. Herbert Moskowitz(1) ...............   55    Director

Irwin M. Rosenthal(2) ..................   69    Director

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

     Dr. Herbert Moskowitz has served as a Director of the Company since February 1992 and as its Treasurer from February 1992 to July 1994. Dr. Moskowitz has been the chairman of the board of Life Medical Sciences, Inc., a publicly traded company engaged in the research, development and commercialization of technologies for use in medical applications from August 1990 to the present, and was its Chief Executive Officer during various periods. From 1986 to June 1990 he served in various capacities, including director, chairman of the board, chief executive officer and president of Advanced Tissue Sciences, Inc., a publicly traded company previously named Marrow-Tech Incorporated, a tissue engineering company engaged in the growth of human organ tissue for potential therapeutic and laboratory applications. Dr. Moskowitz is also president and a director of Magar Inc. ("Magar"), a private investment firm which provides management consulting services to companies in which Magar is a principal investor, and a director of EchoCath, Inc., a publicly traded medical technology company.

     Irwin M. Rosenthal has served as a Director of the Company since February 1992. He has served as a senior partner at Rubin Baum Levin Constant & Friedman since December 1991. From December 1989 to December 1991, he served as a partner at Baer Marks Upham, and from 1983 to December 1989, a senior partner, at Botein Hays & Sklar. Mr. Rosenthal is a director of Life Medical Sciences, Inc., and EchoCath, Inc. and serves as secretary and director of Magar Inc.

     In December 1996, Cynthia R. May resigned as a director and Secretary of the Company.

     In April 1997, Kenneth C. Riscica resigned as Vice President Finance, Treasurer and Assistant Secretary of the Company.

     In May 1997, John D. Haytaian terminated his service as Vice President Sales and Marketing of the Company.

     In June 1997, Joel M. Stutman,Ph. D. resigned as Vice President Operations and a Director of the Company.

     The Company had obtained key-person life insurance coverage (which insurance has lapsed due to non-payment) in the face amount of $1,000,000 for each of Dr. Lawrence A. Minkoff and Dr. Joel M. Stutman naming the Company as beneficiary under such policies. Such policies lapsed in 1997 due to non payment.

ITEM 10: EXECUTIVE COMPENSATION.

     The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended February 28, 1997 (the "Named Executive Officers"). Only those columns which call for information applicable to the Company or the Named Executive Officers for the periods indicated have been included in such tables.

SUMMARY COMPENSATION TABLE

                                  Year            Annual            Long Term
                                 Ended         Compensation        Compensation
                                Feb. 28   ----------------------  --------------
Name & Principal Position        or 29,   Salary ($)   Bonus ($)  Option/SAR (#)
-------------------------       -------  -----------   ---------  --------------
Lawrence A. Minkoff, Ph.D. ...    1997   $102,666(b)       --           --
Chairman of the Board,            1996   $112,000(a)       --        100,000
President and Chief               1995   $112,000(a)       --           --
Executive Officer

Joel M. Stutman, Ph. D. ......    1997   $102,666(b)       --           --
Vice President-Chief              1996   $112,000(a)       --        100,000
Operating Officer                 1995   $112,000(a)       --           --

-------------

(a) Of amounts earned in the fiscal year ended February 28, 1995, approximately $23,333 each for Messrs. Minkoff and Stutman had been deferred due to the cash position of the Company at the time. A portion of such amounts was paid later in 1995 and new amounts were subsequently deferred. In December 1995, such amounts were paid to Messrs. Minkoff and Stutman.

(b) Amounts due Messrs. Minkoff and Stutman since February 1, 1997 have not been paid due to the Company's financial condition.

     See "Report on Repricing of Options" relating to repricing of options granted to Messrs. Minkoff and Stutman in prior fiscal years.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers of the Company.

INDIVIDUAL GRANTS

                                          % of Total       Exercise
                                         Options/SARs         or
                             Options/     Granted to         Base
                               Sars        Employees        Price     Expiration
         Name               Granted(#)   in Fiscal Year   ($/Share)      Date
         ----               ----------   --------------   ---------   ----------

Lawrence A. Minkoff, Ph.D ..    0

Joel M. Stutman, Ph.D. .....    0

-----------------

     Subsequently, during May 1997, Messrs. Minkoff and Stutman were granted (subject to shareholder approval of an increase in the number of shares available to be granted under the 1992 Stock Option Plan (the "Shareholder Approval"), which Shareholder Approval has not yet been obtained) options for 150,000 and 125,000 shares, respectively, at an exercise price of $.25 per share (above the then current market price), expiring in five years. See "Report on Repricing of Options" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 1997 and the value of unexercised options held by them at year-end.

                                                                     Value of
                                                    Number of      Unexercised
                                                   Unexercised    In-the-Money
                             Shares               Options/SARs    Options/SARs
                            Acquired              at F/Y End(#)  at F/Y End ($)
                              on        Value      Exercisable/   Exercisable/
         Name             Exercise(#) Realized($) Unexercisable Unexercisable(1)
         ----             ----------- ----------- ------------- ----------------

Lawrence A. Minkoff, Ph. D.    0           0       100,000/-0-      $-0-/-0-

Joel M. Stutman, Ph. D.        0           0       100,000/-0-      $-0-/-0-

---------------

(1) Based on a closing price of $.53125 per share of Class A Common Stock on February 28, 1997, less the exercise price.

REPORT ON REPRICING OF OPTIONS

     There were no repricing of options during the fiscal year ended February 28, 1997.

     In May 1997, the Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. The Board concluded that such retention was particularly important given the Company's severely strained financial situation and the sacrifices made by the key employees to work without current pay and put forth their own cash to support the Company's Plan. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value. On May 7, 1997, the Board of Directors repriced the outstanding options of selected individuals under the 1992 Stock Option Plan who were identified by the Board to have a continuing role in the Company's Plan of restructure with exercise prices above $2.00 per share with new stock options at an exercise price of $0.25 per share. The bid price for the Class A Common stock on Nasdaq on that date was $0.22. 100,000 options were repriced for each of Messrs. Minkoff & Stutman. In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine and the results of the preliminary work with Mount Sinai School of Medicine, the Board awarded new options (subject to the Shareholder Approval) at $0.25 per share to Dr. Minkoff (150,000), Dr. Stutman (125,000), Mr. Rosenthal (150,000), Dr. Moskowitz
(150,000), Mr. Riscica (75,000) and the consultant for the restructure plan, Mr. Mulvena (250,000). Each of the new options were granted for a five year period of exercise with all options except Mr. Mulvena's being immediately exercisable. Mr. Mulvena's options are exercisable ratably over a three year period.

EMPLOYMENT AGREEMENTS

     On February 28, 1992, the Company entered into three year employment agreements with Dr. Lawrence A. Minkoff, its Chairman of the Board, Chief Executive Officer and President and a principal beneficial shareholder, and Dr. Joel M. Stutman, its Vice President, Chief Operating Officer, Director and a principal shareholder (the "Employment Agreements"). Effective February 28, 1995, the terms of the Employment Agreements were extended to August 9, 1996, and subsequently extended to February 28, 1997. The Employment Agreements provided for an initial salary of $96,000 per annum, which amounts were increased to $112,000 for the fiscal year ended February 28 or 29, 1994, 1995, 1996 and 1997. They each agreed to devote all of their business time, attention and skills to the business of the Company. Each of them was entitled to participate in employee benefit plans. In June 1997, Dr. Stutman resigned his position as Director and Vice President -- Operations.

     Each of them had agreed not to disclose to anyone confidential information of the Company during the term of his employment or thereafter and will not compete with the Company during the term of his employment and for a period of 24 months following termination of his employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae made, conceived or developed by Dr. Lawrence A. Minkoff or Dr. Joel M. Stutman during the term of employment which are related to the business, research and development work or field of operation of the Company shall be the property of the Company.

DIRECTORS' COMPENSATION

     The Company has agreed to pay all outside Directors $500 for each Board or committee meeting attended. Outside Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors. In March and April 1993 Mr. Rosenthal was awarded options to purchase 25,000 shares of Class A Common Stock of the Company at an exercise price of $6.00 per share and expiring in 1998. In February 1995, Mr. Rosenthal and Dr. Moskowitz were awarded options to purchase 75,000 and 100,000 shares, respectively, of Class A Common Stock of the Company at an exercise price of $2.50 per share, and an option held by Mr. Rosenthal to purchase 25,000 shares at $6.00 was cancelled and regranted with an exercise price of $2.50. Each such option expires in February of 2000. In January 1996, Mr. Rosenthal was granted an option to purchase 25,000 shares of Class A Common Stock at $2.63 and expiring in 2001. In May 1997, Messrs. Moskowitz and Rosenthal were each granted (subject to Shareholder Approval) options for 150,000 shares of Class A Common Stock. See "Option/SAR Grants in Last Fiscal Year" regarding these options and for options granted to Drs. Minkoff and Stutman and for options repriced in May of 1997. Accrued but unpaid director fees totaled approximately $10,000 at June 27, 1997.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of October 15, 1997 for (i) each of the Company's directors and the executive officers named in the Summary Compensation Table, (ii) each person known by the Company to own beneficially 5% or more of the outstanding shares of any class of its voting securities and (iii) all directors and executive officers as a group.

                                                                                Percentage of   Percentage
                                           Class       Number of                Total Class A       of
                                             of          Shares       Percent    and Class B      Total
       Name and Address                    Common     Beneficially      of         Common         Voting
    of Beneficial Owner (1)               Stock(2)      Owned(3)      Class(4)     Stock(4)     Power(2)(3)
    -----------------------               --------      --------      --------     --------     -----------

Lawrence A. Minkoff, Ph.D.(5)(6) ......   Class A        100,000        2.6%        10.8%          21.5%
                                          Class B        511,957       29.0%
                                                       ---------
                                                         611,957
                                                       ---------
Minkoff Research Labs, Inc.(6) ........   Class B        511,957       29.0%         9.2%          20.7%

Harry Minkoff (6) .....................   Class B        511,957       29.0%         9.2%          20.7%

Joel M. Stutman, Ph.D. (5) ............   Class A        100,000        2.6%
                                          Class B        398,503       22.6%
                                                       ---------
                                                         498,503                     9.8%          16.9%
                                                       ---------

Dr. Herbert Moskowitz (7)(8)(9) .......   Class A        410,936       10.0%
                                          Class B        572,670       32.4%
                                                       ---------
                                                         983,606                    18.3%          26.5%
                                                       ---------







                                                                                Percentage of   Percentage
                                           Class       Number of                Total Class A       of
                                             of          Shares       Percent    and Class B      Total
       Name and Address                    Common     Beneficially      of         Common         Voting
    of Beneficial Owner (1)               Stock(2)      Owned(3)      Class(4)     Stock(4)     Power(2)(3)
    -----------------------               --------      --------      --------     --------     -----------

Irwin M. Rosenthal (7)(8)(10) .........   Class A        125,000        3.1%
                                          Class B        103,920        5.9%
                                                       ---------
                                                         228,920                     4.0%          5.1%
                                                       ---------

Magar Inc.(7) .........................   Class B        103,920        5.9%         1.9%           4.2%

Martin D. Fife (7)(8) .................   Class B        103,920        5.9%         1.9%           4.2%

Marathon Investments, L.L.C.(11) ......   Class A        272,706        7.1%         4.9%           2.2%

Cynthia R. May(12) ....................   Class A        309,606        8.1%         5.5%           2.5%

Theodore J. Murin (12) ................   Class A        272,706        7.1%         4.9%           2.2%

Fred Kassner(11) ......................   Class A        250,000        6.5%         4.5%           2.0%

All Executive Officers and Directors
 as a Group (3 persons) ...............   Class A        635,936       16.6%
                                          Class B      1,084,627       61.4%
                                                       ---------
                                                       1,720,563                    30.8%          49.1%
                                                       ---------

(see following page for additional notes)

----------------------

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3) Each holder of Class B Common Stock has agreed that approximately 53.3% of his or its shares of Class B Common Stock are subject to transfer to the Company for no consideration upon the failure of certain stock price or earnings levels to be achieved. So long as such shares are subject to such conditions, the holder may vote, but not dispose of, the Class B Common Stock. It is currently anticipated that these shares will be required to be so re-transferred to the Company after March 30, 1998.

(4) Based upon 3,825,142 shares of Class A Common Stock (which does not include an additional 300,000 and 125,000 shares of Class A Common Stock which the Company has agreed to issue in a February 1997 private placement and an October 1997 settlement of a dispute, respectively, but have not yet been issued) and 1,764,858 shares of Class B Common Stock outstanding and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or become exercisable within the next 60 days.

(5) The address for each of Messrs. Minkoff (Lawrence) and Stutman is c/o Magna-Lab Inc., P.O. Box 1313, Brentwood, NY 11717-0689. Amounts for Messrs. Minkoff (Lawrence) and Stutman include currently exercisable options to purchase 100,000 shares of Class A Common Stock. Does not include shares underlying options which are subject to the Shareholder Approval.

(6) Dr. Lawrence A. Minkoff and Harry Minkoff are each officers and directors and principal shareholders of Minkoff Research Labs, Inc. and as such may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Minkoff Research Labs, Inc. Harry Minkoff is the father of Lawrence A. Minkoff. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Minkoff Research Labs, Inc. The address for Minkoff Research Labs, Inc. and for Harry Minkoff is P.O. Box 338, Locust Valley, NY 11560.

(7) Dr. Moskowitz and Messrs. Rosenthal and Fife are each officers and directors and principal stockholders of Magar Inc. As such, these individuals may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Magar Inc. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Magar Inc. The address of these individuals is c/o Magar Inc., 30 Rockefeller Plaza, New York, NY 10112.

(8)  Includes 103,920 shares of Class B Common Stock owned by Magar Inc.

(9) Class A Common Stock beneficially owned includes 150,900 shares of Class A Common Stock(including 2,100 shares of stock held by Dr Moskowitz' wife), approximately 52,345 shares of Class A Common Stock issuable pursuant to Class A Warrants (exercisable at approximately $8.16 per share), approximately 77,691 shares of Class A Common Stock issuable pursuant to Class B Warrants (exercisable at approximately $12.25 per share), 15,000 shares of Class A Common Stock issuable pursuant to Class E Warrants (exercisable at $4.375 per share) and options to acquire an aggregate of 100,000 shares of Class A Common Stock. Class B Common Stock beneficially owned includes 468,750 shares held by Dr. Moskowitz and the shares held by Magar Inc. (see notes 7 and 8). Does not include shares underlying options which are subject to the Shareholder Approval.

(10) Includes currently exercisable options to purchase an aggregate of 125,000 shares of Class A Common Stock. Does not include shares underlying options which are subject to the Shareholder Approval.

(11) The address for Marathon Investments L.L.C. is 13260 Spencer Road, Hemlock, Michigan 48626. The address for Mr. Kassner is c/o Lib/Go Travel, 69 Spring St., Ramsey, New Jersey 07446.

(12) Includes 272,706 shares owned by Marathon Investments, L.L.C. and with respect to which Ms. May & Mr. Murin share investment and voting power. Amounts for Ms. May also include 26,900 shares of Class A Common Stock owned of record by GRQ L.L.C. and 10,000 shares of Class A Common Stock underlying Class E Warrants (exercisable at $4.375 per share) owned of record by GRQ L.L.C. The address for each of Ms. May & Mr. Murin is c/o Marathon Investment, L.L.C. See Note 11

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on review of copies of such reports furnished to the Company, all section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders have been complied with during the last fiscal year.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1994, Dr. Moskowitz and Mr. Rosenthal advanced $90,000 and $10,000, respectively, to the Company for working capital purposes. In November 1994, the Company sold $400,000 principal amount of bridge notes and 200,000 Class C Warrants for $400,000 to five individuals in a private placement. The bridge notes carried interest at 10% and were repaid at their maturity on May 23, 1995. Dr. Moskowitz and Mr. Rosenthal agreed to pledge certain assets in connection with these bridge notes and the amounts advanced by Dr. Moskowitz and Mr. Rosenthal were repaid, in November 1994, out of the proceeds of the notes and warrants. The Class C Warrants grant the holders the right to purchase a total of approximately 212,000 shares of Class A Common Stock at a per share price estimated at $2.70 (subject to adjustment) prior to November 1999 and carry certain registration rights. The warrant holders also have certain rights to participate in a private offering of Company securities and, under certain circumstances in connection therewith, receive additional warrants to purchase 200,000 shares of Class A Common Stock at $2.85 (subject to adjustment). In connection with a public offering of equity securities completed in January 1996, the Company agreed to issue 25,000 shares of Class A Common Stock to the Class C Warrantholders in exchange for their agreement to not sell the shares underlying the Class C Warrants as well as such 25,000 shares before July 1, 1996 and deferral of their registration right relating to the shares underlying the Class C Warrants.

   In December 1994 the Company sold for $1,250,000 a total of $1,250,000 principal amount (including $500,000 to Marathon Investments, L.L.C. and $500,000 to Fred Kassner) of 12% bridge notes payable in December 1995 (or earlier completion of a public or private offering of securities) and five year warrants to purchase a total of 625,000 shares (including 250,000 to Marathon Investments, L.L.C. and 250,000 to Fred Kassner) of Class A Common Stock at $2.85 (subject to adjustment) in a private placement. During July and August 1995, all of the holders of $1,250,000 principal amount of the 12% Notes converted their 12% Notes (together with accrued interest), Class D Warrants to purchase 625,000 shares of Class A Common Stock (at an exercise price of $2.85 per share) and an additional $166,667 in cash (including $100,000 from Marathon Investments, L.L.P. and $66,667 from Fred Kassner) into 625,000 shares of Class A Common Stock. Ms. Cynthia May, who served on the Board of Directors from January to December 1996, is a beneficial owner and officer of Marathon Investments, L.L.C. In November 1995, Ms May loaned to the Company$100,000 under a 10% note which was paid in January 1996. In December 1995, $75,000 of this amount was repaid and the reborrowed. During February 1997, Fred Kassner loaned the Company $75,000 under a Note due March 15, 1997, bearing interest at prime plus 2% and secured by certain amounts receivable form the taxing authorities of the United Kingdom and the machine delivered to a related party (Beta Numerics, Inc.-see following paragraph) in December 1996 but not paid for by that party. $62,000 of the Note has been repaid and $13,000, plus interest, is in default.

     In December 1994, the Company entered into a sales, marketing and distribution agreement with Beta Numerics, Inc. ("Beta"). Beta is a private company, two founders and stockholders of which are Dr. Herbert Moskowitz and Mr. Irwin Rosenthal, each of whom is a director and stockholder of the Company. Further, Marathon Investments, L.L.P. and Fred Kassner also have financial investments in Beta. Under the agreement, Beta was granted the following rights:
(i) an exclusive worldwide right to distribute the Company's MAGNA-SL on a fee-for-service lease basis, (ii) a non-exclusive right to act as an additional leasing source for customers preferring to lease rather purchase the Company's scanners, (iii) an exclusive worldwide right to distribute the MAGNA-SL in the veterinary market, (iv) an exclusive worldwide right to distribute mobile versions of the MAGNA-SL which may be developed in the future and (v) an exclusive right to distribute the MAGNA-SL in certain territories other than the United States. The agreement, which has a term of ten years (subject to renewal by Beta for an additional ten year period), is terminable by the Company if Beta fails to place orders for a minimum of eight scanners in year one, 16 scanners in year two and 24 scanners in each year thereafter. Under the agreement, the purchase price to be paid is to be at a minimum discount of 15% from the then list price. The Company is required to offer Beta any better pricing, or other terms, with respect to the same number of units, offered to any other customer. Beta had agreed to fund up to $350,000 of expenses in connection with the development of a mobile version of the MAGNA-SL, subject to its right to terminate such funding if it determines that such development is not advantageous. Beta had not met its minimum unit commitments under the first year of the agreement. Through May 31, 1996, Beta had paid the Company approximately $1,075,000, representing payment on the first system delivered, deposits on another six additional scanners and advance payments for development of the mobile version. Four of the deposits received from Beta do not represent orders, and under the present relationship with Beta, will not be converted to orders. In February and April 1996, the Company returned an aggregate of $110,000 in deposits to Beta at Beta's request. Beta has asserted that the Company is not servicing Beta's scanners. Under the current circumstances, the continuing viability of the Beta agreement is uncertain. Beta owed the Company $345,000 with respect to a machine shipped in December 1996 and the Company owed Beta $100,000 based on a customer deposit. Both the receivable and payable were written off in connection with the $1.5 million restructuring charge recorded to the fourth quarter ending February 28, 1997.

     The Company sublet approximately 950 square feet of space at former Corporate Headquarters to a company of which Magar Inc. is a principal shareholder and Irwin M. Rosenthal and Dr. Herbert Moskowitz are directors. The sublease provided for a minimum annual rental commitment of approximately $18,000 (excluding allocated real estate taxes, utilities and other costs) through September 1997. During 1995, the sublease was terminated by the Company after collection of a total of approximately $28,000 of rent and related costs.

     Transactions between the Company and its Directors, officers and principal shareholders have been approved by the disinterested directors of the Company and determined to be on terms no less favorable than those available from independent third parties.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits

           See Index to Exhibits on Page E-1.

     (B) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended

     February 28, 1997. However, a report on Form 8-K was filed on June 3, 1997 disclosing (under Item 5) the Company's deteriorated financial condition and the restructuring Plan.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MAGNA-LAB INC.
Dated: October 20, 1997

                                          By: /s/ LAWRENCE A. MINKOFF
                                              ----------------------------------
                                              Lawrence A. Minkoff
                                              President, Chairman of the Board
                                              and Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                        Title                        Date
       ---------                        -----                        ----

/s/ LAWRENCE A. MINKOFF        President, Chairman of the
---------------------------    Board and Chief Executive        October 20, 1997
    Lawrence A. Minkoff        Officer (principal executive
                               officer), Acting Chief
                               Financial Officer (principal
                               financial and accounting
                               officer)


---------------------------    Director                         October 20, 1997
   Herbert Moskowitz


/s/ IRWIN M. ROSENTHAL
---------------------------    Director                         October 20, 1997
    Irwin M. Rosenthal

                                INDEX TO EXHIBITS

Exhibit
  No.                              Description
-------                            -----------

1.1 Form of Underwriting Agreement between the Company and the Representative. (7)

1.2       Form of Representative's Warrant Agreement. (7)

1.3 Form of Merger and Acquisition Agreement between the Company and the Representative. (7)

1.4 Form of Financial Consulting Agreement between the Company and the Representative. (7)

3.1       Restated Certificate of Incorporation of the Company. (1)

3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (3)

3.1(b)    Certificate of Amendment of Restated Certificate of Incorporation (4).

3.2       By-Laws of the Company. (1)

3.2(a)    Amendment to By-Laws of the Company. (3)

4.1 Form of Class E Warrant Agreement among the Company, the Representative and American Stock Transfer and Trust Company. (7)

4.2       Form of Specimen Class A Common Stock Certificate. (3)

4.3       Intentionally omitted

4.4       Intentionally omitted

4.5       Intentionally omitted

4.6       Form of Specimen Class E Warrant Certificate. (7)

5.1       Opinion of Rubin Baum Levin Constant & Friedman re: legality. (7)

10.1      1992 Stock Option Plan of the Company, as amended. (7)

10.2 Form of Stock Restriction Agreement among the Company, Class B Common shareholders of the Company and D. H. Blair Investment Banking Corp. (2)

10.3 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.4 Employment Agreement, dated February 28, 1992, between the Company and Dr. Joel M. Stutman. (1)

10.4(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Joel M. Stutman. (7)

10.5 Employment Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.5(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Lawrence A. Minkoff. (7)

10.6 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 10% notes and Class C Warrants. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320)

10.7 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 12% Notes and Class D Warrants. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).

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

10.9(a) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Kurt Isselbacher. (2)

10.9(b) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Valentin Fuster. (3)

10.9(c) Medical Advisory Board Agreement between the Company and Dr. Thomas Brady. (3)

10.10 Lease dated February 28, 1992 between Grumman Aerospace Corporation and the Company. (1)

10.11 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)

10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)

10.15     Employment Agreement between the Company and Kenneth C. Riscica. (5)

Exhibit
  No.                              Description
-------                            -----------

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

10.28     Lock-up letters from Bridge Note investors. (7)

10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7)

10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7)

10.31 Surrender of Lease agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.(8)

10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)

10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)

10.34 Note Agreement between the Company and Beta Numerics, Inc. dated April 15, 1996.(8)

10.35 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York.

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

(6) Incorporated by reference to Exhibit 11 to the February 28, 1994 Form 10-KSB; current year not required.

(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form SB-2 (Registration Statement No. 33-96272) filed on August 28, 1995 including Amendment No. 1 filed on October 20, 1995 and Amendment No. 2 filed on December 19, 1995.

(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 (File No. 0-21320).