Form 10QSB
period 1997-05-31
MAGNA LAB INC
filed 1998-01-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 31, 1997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                         Commission file number 0-21320

                                 Magna-Lab Inc.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          New York                                   11-3074326
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       P.O.Box 1313, Brentwood. NY 11717
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                          ---------------------------
                          (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No ( X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 9, 1998

Class A Common Stock, $.001 Par Value                           19,322,142
--------------------------------------------------             -----------------

Class B Common Stock, $.001 Par Value                            1,764,858
--------------------------------------------------             -----------------
Class                                                          Shares






    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                 MAGNA-LAB INC.


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                           BALANCE SHEETS                                      1

                           STATEMENTS OF OPERATIONS                            2

                           STATEMENTS OF CASH FLOWS                            3

                           STATEMENT OF STOCKHOLDERS' EQUITY                   4

                           NOTES TO FINANCIAL STATEMENTS                     5-8

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION                                     8-10

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                           11

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                   11

         ITEM 5 - OTHER INFORMATION                                           11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            11












All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        ITEM 1. - FINANCIAL STATEMENTS

                                 MAGNA-LAB INC.

                                 BALANCE SHEETS
                 May 31, 1997 (unaudited) and February 28, 1997

                                                                        May 31,     February 28,
                                                                          1997             1997
                                                                   ------------     ------------

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $          -      $    10,000
  Accounts receivable                                                   61,000           61,000
  Inventory, net of allowance for estimated
      non-realizable value of approximately $532,000                         -                -
  Deposits and other, net of amounts written off                             -                -
                                                                  -------------     ------------
        Total current assets                                            61,000           89,000
                                                                  -------------     ------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization and write offs of approximately $792,000
 and $791,000, respectively                                             17,000           18,000
                                                                  -------------     ------------

OTHER ASSETS                                                                 -                -
                                                                  -------------     ------------

                                                                  $     78,000      $    89,000
                                                                  =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to related party, overdue                         $     75,000      $    75,000
  Accounts payable                                                   1,202,000        1,126,000
  Accrued and other current liabilities                              1,102,000          908,000
                                                                  -------------     ------------
        Total current liabilities                                    2,379,000        2,109,000
                                                                  -------------     ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                       -                -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 4,190,811 and
   3,765,811 shares issued and outstanding, respectively.                4,000            4,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   1,824,189 and 1,824,189 shares outstanding, respectively.             2,000            2,000
  Capital in excess of par value                                    13,465,000       13,324,000
  Accumulated deficit                                              (15,772,000)     (15,490,000)
                                                                  -------------     ------------
        Total stockholders' equity                                  (2,301,000)      (2,020,000)
                                                                  -------------     ------------
                                                                  $     78,000      $    89,000
                                                                  =============     ============


                 See accompanying notes to financial statements


                                 MAGNA-LAB INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)








                                                  Three months ended May 31,
                                                  --------------------------
                                                        1997            1996
                                                  --------------------------

REVENUES                                        $          -     $         -
                                                -------------    ------------

COSTS AND EXPENSES:
  Cost of sales                                            -               -
  Selling and marketing                               39,000         130,000
  General and administrative                         197,000         285,000
  Research and development                            42,000         319,000
                                                -------------    ------------
                                                     278,000         734,000

OTHER INCOME (EXPENSE)
  Interest expense                                    (3,000)         (2,000)
  Interest income                                          -          28,000
                                                -------------    ------------

NET LOSS                                        $   (281,000)    $  (708,000)
                                                =============    ============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                4,890,000       4,590,000
                                                =============    ============

NET LOSS PER SHARE                                    $(0.06)          (0.15)
                                                =============    ============













                 See accompanying notes to financial statements


                                 MAGNA-LAB INC.


                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)




                                                                                Three Months ended May 31,
                                                                                --------------------------
                                                                                    1997             1996
                                                                                --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (281,000)     $  (708,000)
                                                                             ------------     ------------
  Adjustments:
    Depreciation and amortization                                                  1,000           26,000
Effect on cash of changes in operating assets and liabilities:
      Inventory                                                                        -         (241,000)
      Accounts receivable                                                              -           55,000
      Deposits and other                                                               -           (6,000)
      Accounts payable and accrued liabilities                                  (272,000)        (110,000)
      Customer deposits                                                                -          (80,000)
                                                                             ------------     ------------
           Total adjustments                                                    (271,000)        (356,000)
                                                                             ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                            (10,000)      (1,064,000)
                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and software                                                -          (55,000)
                                                                             ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  -          (55,000)
                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Other, net                                                                             -                -
                                                                             ------------     ------------

NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                     -                -
                                                                             ------------     ------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                            (10,000)      (1,119,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                             10,000        3,047,000
                                                                             ------------     ------------
  End of period                                                              $         -      $ 1,928,000
                                                                             ============     ============

                 See accompanying notes to financial statements



                                 MAGNA-LAB INC.


                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the quarter ended May 31, 1997 (unaudited)















                                                                                                    Capital in
                                                       Common Stock                                  Excess
                                          ---------------------------------------------------
                                            Class A                   Class B                        Of Par       Accumulated
                                            Shares        Amount      Shares           Amount        Value (a)      Deficit
                                          -----------------------------------------------------------------------------------

BALANCES, February 28, 1997                3,765,851     $  4,000     1,824,149    $   2,000       $13,464,000   (15,490,000)

CONVERT B SHARES TO A                              -                          -

ISSUE SUBSCRIBED SHARES                      300,000

NET LOSS                                                                                                            (204,000)
                                          -----------------------------------------------------------------------------------
BALANCES, May 31, 1996 (unaudited)         4,065,851     $  4,000     1,824,149    $   2,000       $13,464,000   (15,694,000)
                                          ===========    =========    ==========   ==========      ============  ============














(a) Includes amounts classified as Common stock subscribed at February 28, 1997.




                 See accompanying notes to financial statements

                                        4

                                 MAGNA-LAB INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1  - ACTIVITIES:

         Since commencement of operations on February 10. 1992, Magna-Lab Inc. (the "Company") has developed and intended to manufacture and market the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own install and operate than present "whole body" MRI systems. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations.

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development iniative in Cardiac MRI through a joint collaberation with the Mount Sinai School of Medicine (the "Cardiac MRI Iniative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Iniative but has been unable to fund its obligations under the agreement until January 1998. See Note 10 - Subsequent Events.

         The Plan involves termination, in March 1997, of the majority of the Company's workforce including the entire sales and marketing staff, the production department and portions of the engineering staff. Further, the Plan includes elimination of the Company's production, development and executive facility, reductions in the need for other assets including leased assets with remaining non-cancelable terms, and other measures. The Plan also includes raising new financing in order to support the Cardiac MRI Iniative and the financial resources needed to go forward with the Elscint Proposal. The Company recorded a restructuring charge of approximately $1.5 million to the fourth quarter ending February 28, 1997 for write downs of fixed assets, inventory (see next paragraph) and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. The ultimate amount may differ from this estimate.

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccesssful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1996, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At March 15, 1997, unpaid payroll to terminated and continuing employees totaled approximately $150,000. Of the remainder, only Lawrence A. Minkoff, Ph. D., the Company's Chairman, president and Chief Executive Officer, is in the full time employ of the Company as of January 1, 1998. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approxiately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The Company's operations have, therefore, all but ceased. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See - Note 10 Subsequent Events and Part II, Item 1 - Legal Proceedings).

         As indicated in the attached financial statements, as of May 31, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets , approximately $2.4 million of liabilities and virtually no cash. Further, the Company has incurred a loss of approximately $300,000 for the quarter ended May 31, 1997 and losses have continued since May 31, 1997 as indicated in the accompanying condensed financial statements. These factors, among others, indicate that the

Company is in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations in the fiscal year beginning March 1, 1997. (See Note 10 Subsequent Events egarding, among other things, completion of this financing in December 1997 and January 1998).

         While the Company had ceased virtually all operations during the quarter ended May 31, 1997, it continued to search for new capital in order to continue its operations pursuant to the Plan. In October 1997, the Company reached agreement with an investor group to provide certain limited funding to the Company predicated on the Company's ability to reduce its recorded liabilities (through creditor consessions) by a very material amount. See Note 10 Subsequent Events.

         In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 was made in December 1997.

         The Company is continuing its efforts to (1) raise additional  capital,
(2) enter into a strategic arrangement with others, and (3) move forward with the new product opportunity in cardiac MRI and the Elscint proposal. There is no assurance that any of these efforts will be successful and that the Company will be able to continue even its severely curtailed operations, for which the Company will require additional capital. See Note 10 Subsequent Events.

         There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


NOTE 2  - BASIS OF PRESENTATION:

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

NOTE 3  -  LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting certain (1,000,000) Calss B shares, which are forfeitable at March 31, 1998 unless certain events occur, from shares outstanding in computing net loss per share. Such forfeitable shares would not be deducted in computing net income per share. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of approximately $240,000 (which has been paid) beyond the $480,000 paid as a deposit. The unamortized deposit of approximately $332,000 remaining at May 31, 1997 has been written off to restructuring charges in the statement of operations for the fiscal year ended February 28, 1997.

NOTE 5 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 1997 are as follows:

         Machinery and equipment                              $ 760,000
         Purchased software                                      49,000
                                                              ---------
                                                                809,000
         Less: accumulated depreciation and amortization        392,000
               amounts written off in restructuring charge      400,000
                                                              ---------
                                                              $  17,000

NOTE 6 - NOTES PAYABLE:

In February 1997, the Company issued an interest bearing (10%) note payable to a shareholder on March 15, 1997 for $75,000, secured by certain amounts receivable from the taxing authorities of the United Kingdom and the machine delivered to a related party in December 1996 but not paid for by that party. In June 1997, upon collection of the receivable from the taxing authorities of the United Kingdom, the Company repaid approximately $64,000 of this note and interest payable. The remainder, plus penalty interest remains due.

NOTE 7 - STOCKHOLDERS' EQUITY:

In May 1997, the The Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above the then current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. The Board concluded that such retention was particularly important given the Company's severely strained financial situation and the sacrifices made by the key employees to work without current pay and put forth their own resources to support the Companys Plan. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the then current market value. In May 1997, upon approval of the Board of Directors of the Company, the Company offered the holders of outstanding options under the 1992 Stock Option Plan who were identified by the Board to have a continuing role in the Company's Plan of restructure with exercise prices above $2.00 per share, the opportunity to exchange such options for new stock options at an exercise price of $0.25 per share. The bid price for the Class A Common stock on Nasdaq on that date was $0.22. Any holder accepting this offer was required to give up existing options. In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine, and the early successful results of the work with Mount Sinai School of Medicine, the Board awarded (subject to shareholders approval which has not yet been obtained) new options to purchase an aggregate of 900,000 shares of Class A common stock at $0.25 per share to officers and directors of the Company. Each of the new options were granted for a five year period of exercise with options for 650,000 shares exercisable immediately and options for 250,000 shares exercisable ratably over a three year period.

NOTE 8 - ACCRUED LIABILITIES:

Included in accrued liabilities at May 31, 1997 are approximately $250,000 for accrued payroll.

NOTE 9 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Fees accruing to such firm in the quarter ended May 31, 1996 have been recorded at approximately $75,000 related to financing, strategic and general corporate matters. Amounts owing to such firm are included in the financial statements at approximately $50,000 at May 31, 1996.
                                        7

Restructuring charge recouped in May 1997 quarter - During the quarter ended May 31, 1997, inventories which had been written off to restructuring charge at February 28, 1997 totaling approximately $60,000 were returned to vendors for credit. This amount has been credited to general and administrative costs during the quarter ended May 31, 1997.

Litigation matters - As a result of the Company's distressed financial condition, it is subject to the risk of litigation related to unsettled payables as further discussed in Form 10-KSB for the year ended February 28, 1997.

NOTE 10 SUBSEQUENT EVENTS:

Subsequent to the completion of the quarter ended May 31, 1997, the following events, pursuant to the Plan of restructuring outlined above, have occurred which are material to the Company's financial position and results of operations:

(a) Private placement with accredited investors - Pursuant to a private offering to accredited investors beginning in November 1997, in January 1998 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined above, including the initial funding of the agreement with the Mount Sinai School of Medicine.

(b) Negotiated settlements with creditors - In connection with the January 1998 private placement of securities outlined in (a) above, the Company has offered its trade and other creditors the opportunity to settle the Company's obligation to them for a reduced amount. As of January 1, 1998, certain vendor and employee claims have been agreed to be settled and efforts are still in process to settle remaining amounts in an orderly manner.

(c) Settlement of liabilities to employees - In December 1997, the Company offered to settle claims by non-executive employees of the Company for unpaid payroll and expenses of approximately $133,000, representing the approximate amount recorded by the Company for such liabilities. Over 80% of this amount has been agreed for settlement and efforts are ongoing to settle the remainder. Executive employees of the Company were offered the opportunity to settle the liability for amounts due them for compensation for a reduced amount aggregating approximately $150,000. Approximately 80% of this amount has been agreed to by the executives and efforts are continuing to settle the remainder. 1 (d) Settlement of litigation with a vendor - In October 1997 a judgment for $300,000 was entered against the Company in the action commensed by a vendor to recover amounts alledged to be due from the Company (see Note 12 to finanaial statement at February 28, 1997). In December 1997, the Company and the vendor agreed to settle this judgment for a total of $150,000, substantially less than the amount that had been accrued to the May 31, 1997 condensed balance sheet.

(e) Settlement of judgment in favor or a former landlord - Amounts due to a former landlord, including amounts under a judgment rendered against the Company, have been settled for approximately $150,000.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

In January 1997, the Company ran out of cash and since then, and until completion of a private placement of Class A common stock in December 1997 (See
Note 10 Subesquent  Events) has had no financial  resources  available to it.

AT MAY 31, 1997 - FINANCIAL CONDITION AND GOING CONCERN MATTERS - Reference is made to the Form 10-KSB for a discussion of conditions leading to the Company's financial situation.

         During the quarter ended May 31, 1997, the Company was unsuccessful in its efforts to raise additional capital, the amounts receivable from the related party have not been paid, inventory produced for that party has not gone forward into further production, and, as such, the Company ceased virtually all operations.

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development iniative in Cardiac MRI through a joint collaberation with the Mount Sinai School of Medicine (the "Cardiac MRI Iniative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Iniative but has been unable to fund its obligations under the agreement until January 1998. See Note 10 - Subsequent Events.

         The Plan involves termination, in March 1997, of the majority of the Company's workforce including the entire sales and marketing staff, the production department and portions of the engineering staff. Further, the Plan includes elimination of the Company's production, development and executive facility, reductions in the need for other assets including leased assets with remaining non-cancelable terms, and other measures. The Plan also includes raising new financing in order to support the Cardiac MRI Iniative and the financial resources needed to go forward with the Elscint Proposal. The Company recorded a restructuring charge of approximately $1.5 million to the fourth quarter ending February 28, 1997 for write downs of fixed assets, inventory (see next paragraph) and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. The ultimate amount may differ from this estimate.

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccesssful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1996, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At March 15, 1997, unpaid payroll to terminated and continuing employees totaled approximately $150,000. Of the remainder, only Lawrence A. Minkoff, Ph. D., the Company's Chairman, president and Chief Executive Officer, is in the full time employ of the Company as of January 1, 1998. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The Company's
                                        9
operations have, therefore, all but ceased. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See - Part II, Item 1 - Legal Proceedings and Note 10 Subsequent Events).

         As indicated in the attached financial statements, as of May 31, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets , approximately $2.4 million of liabilities and virtually no cash. Further, the Company has incurred a loss of approximately $300,000 for the quarter ended May 31, 1997 and losses have continued since May 31, 1997 as indicated in the accompanying condensed financial statements. These factors, among others, indicate that the Company is in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations in the fiscal year beginning March 1, 1997.

          While the Company has ceased virtually all operations during the quarter ended May 31, 1997, it continued to search for new capital in order to continue its operations pursuant to the Plan.

         Pursuant to a private placement to accredited investors begun in November 1997, in January 1998 the Company completed the offering of 15,036,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined above, specifically to fund the launch of the Cardiac MRI initiative, to reduce indebtedness and to provide working capital. Based on vendor and executive employee concessions to date and anticipated, the expects that the proceeds of this offering will last it no longer than six months, after which it would require additional capital to pursue the Plan.

         The Company is continuing its efforts to (1) raise additional  capital,
(2) enter into a strategic arrangement with others, and (3) move forward with the new product opportunity in cardiac MRI and the Elscint proposal. The Company will require additional if it is to pursue its plans.

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

         The Company believes, based upon its resources after the January 1998 private placement and anticipated operations, that it does not have the financial resources to fund its operations for more than six months without substantial additional capital or a stretegic business arrangement. This belief is based upon estimates and the Company's belief about its financial requirements, as well as other information contained in this report, are based upon present resources, condititions, developments and anticipated operations. This belief is based upon estimates and assumptions including, among other things, levels of existing liabilities and discussions with creditors, as well as existing and projected operating costs, efficiencies and scheduling. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS -

         Operations in the quarter ended May 31, 1997 resulted in a net loss of approximately $281,000. The majority of the workforce was terminated between March 5 and March 15, 1997, however, six senior managers and executives continued to devote their efforts to the Company's Plan of restructure during the majority of the quarter. Their payroll, which was accrued but not paid during the quarter, is the principal cost in the accompanying Statement of Operations. Net loss also includes the reversal of approximately $60,000 of restructuring charge as a result of the return for credit of inventory which was written off to restructuring charge at February 28, 1997.

         Operations in the quarter ended May 31, 1996 resulted in a net loss of approximately $708,000. The loss results from the absence of shipments in the quarter and the ongoing selling, general, administrative and research/development costs of the Company at that time.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Reference is made to Part I - Item 3 of Form 10-KSB for the year ended February 29, 1996 for discussion of a legal proceeding commenced against the Company, including by Devcom and by the Company's former landlord Heartland Rental Properties Partnership). See paragraphs (d) and (e) of Note 10 - Subsequent Events, above, for disclosure of the settlements of these two legal proceedings. The Company continues to be subject to judgments for lesser amounts and other litigation and/or threatened litigation.

ITEM 2. - CHANGES IN SECURITIES AND USEOF PROCEEDS

See paragraph (a) of Note 10 - Subsequent Events and Part 1. Item 2, Management's Analysis and Discussion of Financial Condition and Results of Operations, for a discussion of a private placement of equity securities (under Rule 506 Regulation D).

ITEM 5. - OTHER INFORMATION

See Note 10 - Subsequent Events, above, for a discussion of significant Company developpments during the October 1998 through January 1998 period.

In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 was made by the Company until January 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit No.

               (11) Statement re: computation of loss per share - A statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

               (27)      Financial Data Schedule

         (b) The Company filed a report on Form 8-K during the quarter ended May 31, 1997 (filed in April 1997)
                  The Form 8-K reported (under Item 5) the following events -
                        - The very significant financial distress of the Company
                        - The private placement of $100,000 of Class A common
                           stock and a $75,000 secured promissory note with a shareholder
                        - The  Company's  Plan of  restructuring together with
                           activities under the Plan
                        - The removal of  the  Company's  securities  from
                          listing  on the NASDAQ  SmallCap  market
                        - The  agreement  with Mount Sinai School of Medicine

                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 MAGNA-LAB INC.
                                                 --------------
                                                 (Registrant)


Date:  January  15,  1997        By:  /s/ Lawrence A. Minkoff
       ------------------             ------------------------------
                                      Lawrence A. Minkoff , Chairman of the
                                      Board of Directors, Chief Executive
                                      Officer and President (Principal Executive
                                      Officer), Acting Treasurer (Principal
                                      Financial and Accounting Officer)