Form 10QSB
period 1997-08-31
MAGNA LAB INC
filed 1998-01-27
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: August 31, 1997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from ____ to ____

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

                       P.O. Box 1313, Brentwood. NY 11717
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                           ---------------------------
                           (Issuer's telephone number)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date -January 22, 1998

Class A Common Stock, $.001 Par Value                               19,325,391
-----------------------------------------------------            ---------------

Class B Common Stock, $.001 Par Value                                1,761,609
-----------------------------------------------------           ----------------
Class                                                                 Shares






    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                 MAGNA-LAB INC.


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                           CONDENSED BALANCE SHEETS                            1

                           CONDENSED STATEMENTS OF OPERATIONS                  2

                           CONDENSED STATEMENTS OF CASH FLOWS                  3

                           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY        4

                           NOTES TO CONDENSED FINANCIAL STATEMENTS         5 - 8

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION                                   9 - 11


PART II - OTHER INFORMATION

         ITEM 1. - LEGAL PROCEEDINGS                                          11

         ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                  11

         ITEM 5. - OTHER INFORMATION                                          11

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                           11








All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        ITEM 1. - FINANCIAL STATEMENTS

                                 MAGNA-LAB INC.

                            CONDENSED BALANCE SHEETS
                August 31, 1997 (unaudited) and February 28, 1997


                                                                     August 31,     February 28,
                                                                          1997             1997
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $          -      $    10,000
  Accounts receivable                                                        -           61,000
  Inventory, net of allowance for estimated
      non-realizable value of approximately $532,000                         -                -
  Deposits and other, net of amounts written off                             -                -
                                                                  -------------     ------------
        Total current assets                                                 -           71,000
                                                                  -------------     ------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization and write offs of approximately $793,000
 and $791,000, respectively                                             16,000           18,000
                                                                  -------------     ------------

OTHER ASSETS                                                                 -                -
                                                                  -------------     ------------
                                                                  $     16,000      $    89,000
                                                                  =============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to related party, overdue                         $     22,000      $    75,000
  Accounts payable                                                   1,277,000        1,126,000
  Accrued and other current liabilities                              1,125,000          908,000
                                                                  -------------     ------------
        Total current liabilities                                    2,424,000        2,109,000
                                                                  -------------     ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                       -                -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 4,253,431 and
   3,765,851 shares issued and outstanding, respectively.                4,000            4,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   1,761,569 and 1,824,149 shares outstanding, respectively.             2,000            2,000
  Capital in excess of par value                                    13,464,000       13,464,000
  Accumulated deficit                                              (15,878,000)     (15,490,000)
                                                                  -------------     ------------
        Total stockholders' equity                                  (2,408,000)      (2,020,000)
                                                                  -------------     ------------
                                                                  $     16,000      $    89,000
                                                                  =============     ============


                 See accompanying notes to financial statements

                                        1



                                 MAGNA-LAB INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)








                                                           Three months ended                    Six months ended
                                                               August 31,                           August 31,
                                                         1997             1996                 1997            1996
                                                   ------------------------------------------------------------------

REVENUES
  Sales                                             $          -     $    400,000          $          -     $    400,000
  Royalties                                                    -          250,000                     -          250,000
                                                    -------------    -------------         -------------    -------------
                                                               -          650,000                     -          650,000

COST OF SALES                                                  -          259,000                     -          259,000
                                                    -------------    -------------         -------------    -------------

GROSS PROFIT                                                   -          391,000                     -          391,000
                                                    -------------    -------------         -------------    -------------

OPERATING EXPENSES:
  General and administative                              104,000          388,000               302,000          673,000
  Selling and marketing                                        -          182,000                39,000          312,000
  Research and development                                     -          244,000                42,000          562,000
                                                    -------------    -------------         -------------    -------------
                                                         104,000          814,000               383,000        1,547,000
                                                    -------------    -------------         -------------    -------------
LOSS FROM OPERATIONS                                    (104,000)        (423,000)             (383,000)      (1,156,000)
                                                    -------------    -------------         -------------    -------------

OTHER INCOME (EXPENSE):
  Interest and financing expense                          (2,000)          (4,000)               (5,000)          (6,000)
  Interest income                                              -           17,000                     -           45,000
                                                    -------------    -------------         -------------    -------------

NET LOSS                                            $   (106,000)    $   (410,000)         $   (388,000)    $ (1,117,000)
                                                    =============    =============         =============    =============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                 4,890,000        4,590,000             4,890,000        4,590,000
                                                    =============    =============         =============    =============

NET LOSS PER SHARE                                  $      (0.02)    $      (0.09)         $      (0.08)    $      (0.24)
                                                    =============    =============         =============    =============







                 See accompanying notes to financial statements



                                 MAGNA-LAB INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                                                  Six months ended August 31,

                                                                                   1997                1996
                                                                            --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $     (388,000)    $   (1,117,000)
                                                                             ---------------    ---------------
  Adjustments:
    Depreciation and amortization                                                     1,000             52,000
    Effect on cash of changes in operating assets and liabilities:
      Inventory                                                                           -           (292,000)
      Accounts Receivable                                                            64,000           (245,000)
      Deposits and other                                                                  -             60,000
      Accounts payable and accrued liabilities                                      377,000           (119,000)
      Customer deposits                                                                   -           (174,000)
                                                                             ---------------    ---------------
           Total adjustments                                                        442,000            718,000

NET CASH GENERATED (USED) IN OPERATING ACTIVITIES                                    54,000         (1,835,000)
                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                                                     -            (97,000)
  All other, net                                                                          -
                                                                             ---------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                     -            (97,000)
                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repay Note payable to shareholder                                                 (64,000)                 -
  Deferred debt and offering costs; other                                                 -             (8,000)
                                                                             ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           (64,000)           200,000
                                                                             ---------------    ---------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                               (10,000)          (777,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                10,000            903,000
                                                                             ---------------    ---------------
  End of period                                                              $            -     $      126,000
                                                                             ===============    ===============







                 See accompanying notes to financial statements

                                        3





                                 MAGNA-LAB INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the six months ended August 31, 1997
                                   (unaudited)







                                                       Common Stock                                Capital in
                                          ---------------------------------------------------        Excess
                                            Class A                   Class B                        Of Par       Accumulated
                                            Shares        Amount      Shares           Amount        Value (a)      Deficit
                                          -----------------------------------------------------------------------------------
BALANCES, February 28, 1997                3,765,851     $  4,000     1,824,149    $  2,000        $13,464,000   $(15,490,000)

CONVERT B TO A SHARES                         62,580            -       (62,580)          -

SHARES DEEMED ISSUED IN PLACEMENT            300,000            -

SHARES DEEMED ISSUED IN DISPUTE              125,000            -

NET LOSS                                                                                                             (388,000)
                                           -----------------------------------------------------------------------------------

BALANCES,
 August 31, 1997 (unaudited)               4,253,431     $  4,000     1,761,569    $  2,000        $13,464,000   $(15,878,000)
                                           ==========    =========    ==========   =========       ============  =============












(a) Includes  amounts  considered  "subscribed" in the Balance Sheet at February
28, 1997.










                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1  - ACTIVITIES:

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

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (the "Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work that is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement until January 1998. See Note 11 - Subsequent Events.

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

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccessful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At August 31, 1997, unpaid payroll to terminated and continuing employees totaled approximately $340,000. At January 15, 1998, only Lawrence A. Minkoff, Ph.D., the Company's Chairman, President and Chief Executive Officer, is in the full time employ of the Company. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the Mount Sinai School of Medicine. The Company's operations have, therefore, been severely curtailed. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See - Note 11 Subsequent Events and Part II, Item 1 - Legal Proceedings).

         As indicated in the attached financial statements, as of August 31, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets, approximately $2.4 million of liabilities and no cash. Further, the Company has incurred a loss of approximately $388,000 for the six months ended August 31, 1997 as indicated in the accompanying condensed financial statements and losses have continued since August 31, 1997. These factors, among others, indicate that the

Company is in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations in the fiscal year beginning March 1, 1997. (See Note 11 Subsequent Events regarding, among other things, completion of certain financing in December 1997 and January 1998).

         While the Company had severely curtailed its operations during the quarter ended May 31, 1997, it continued, in the quarter ended August 31, 1997, to search for new capital in order to continue its operations pursuant to the Plan. In October 1997, the Company reached agreement with an investor group to provide certain limited funding to the Company predicated on the Company's ability to reduce its recorded liabilities (through creditor concessions) by a very material amount. See Note 11 Subsequent Events.

         In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 was made in December 1997 and charged to research and development costs at that time.

         The Company is continuing its efforts to (1) raise additional  capital,
(2) enter into a strategic arrangement with others, and (3) move forward with the new product opportunity in cardiac MRI and the Elscint proposal. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its severely curtailed operations, for which the Company will require additional capital. See Note 11 Subsequent Events.

         There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


NOTE 2  - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1997.

NOTE 3  -  LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting certain (1,000,000) Class B shares, which are forfeitable at March 31, 1998 unless certain events occur, from shares outstanding in computing net loss per share. Such forfeitable shares would not be deducted in computing net income per share. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provides for purchases of consoles and the license of certain technology underlying consoles. The Company has agreed to purchase initial consoles which, as amended, would result in an additional payment of approximately $240,000 (which has been paid) beyond the $480,000 paid as a deposit. The unamortized deposit of approximately $332,000 remaining at February 28, 1997 has been written off to restructuring charges in the statement of operations for the fiscal year ended February 28, 1997.

NOTE 5 - ROYALTY INCOME IN AUGUST 31, 1996 PERIOD AND THIRD PARTY CLAIM - In June 1996, the Company entered into a license and distribution agreement with Elscint as described in greater detail in the Form 10-KSB for the year ended February 28, 1997. Revenues of $250,000 recorded in the quarter and six months ended August 31, 1996 reflect initial, non-refundable royalties under the agreement with Elscint. The Company and Elscint are having discussions about revisions to the agreement as discussed elsewhere herein and in the Form 10-KSB.

As discussed in the Company's Form 10-KSB for the year ended February 28, 1997 a third party had claimed, and the Company disputed, a fee in connection with the Elscint agreement referred to in the preceding paragraph. On August 27, 1997, this dispute was settled by the issuance of 125,000 unregistered shares of Class A common stock to this third party. Such amount had been charged to operations as part of restructuring charges in the fiscal year ended February 28, 1997. No adjustment to the wieghted average shares used to compute loss per share was made for the quarter and six months ended August 31, 1997 since it occurred so close to the end of the quarter that its effect would be insignificant.

NOTE 6 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 1997 are as follows:

         Machinery and equipment                              $760,000
         Purchased software                                     49,000
                                                               809,000
         Less: accumulated depreciation and amortization       392,000
                 amounts written off in restructuring charge   401,000
                                                              ---------
                                                              $ 16,000

NOTE 7 - NOTES PAYABLE:

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

NOTE 8 - STOCKHOLDERS' EQUITY:

In May 1997, the The Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above the then current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. The Board concluded that such retention was particularly important given the Company's severely strained financial situation and the sacrifices made by the key employees to work without current pay and put forth their own resources to support the Company's Plan. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the then current market value. In May 1997, upon approval of the Board of Directors of the Company, the Company offered the holders of outstanding options under the 1992 Stock Option Plan who were identified by the Board to have a continuing role in the Company's Plan of restructure with exercise prices above $2.00 per share, the opportunity to exchange such options for new stock options at an exercise price of $0.25 per share. The bid price for the Class A Common stock on Nasdaq on that date was $0.22. Any holder accepting this offer was required to give up existing options. In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine, and the early successful results of the work with Mount Sinai School of Medicine, the Board awarded (subject to shareholders approval which has not yet been obtained) new options to purchase an aggregate of 900,000 shares of Class A common stock at $0.25 per share to officers and directors of the Company and to the consultant. Each of the new options were granted for a five year period of exercise with options for 650,000 shares exercisable immediately and options for 250,000 shares exercisable ratably over a three year period.

NOTE 9 - ACCRUED LIABILITIES:

Included in accrued liabilities at August 31, 1997 are approximately $340,000 for accrued payroll and approximately $184,000 in accrued restructuring costs. During the quarter and six months ended August 31, 1997, approximately $50,000 of was charged to the restructuring accrual.

NOTE 10 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Amounts owing to such firm are included in the financial statements at approximately $290,000 at August 31, 1997.

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

Vendor claims - The Company has received statements of account with one vendor for amounts (approximately $132,000 plus claimed interest) materially in excess of amounts recorded by the Company (approximately $22,000) for goods received from this vendor. The vendor statements indicate billings of approximately $83,000 in January 1997 and $16,000 in April 1997. The Company does not have a record of being billed for such amounts nor for receipt of such materials. This matter is being investigated for resolution.

NOTE 11 SUBSEQUENT EVENTS:

Subsequent to the completion of the quarter ended August 31, 1997, the following events, pursuant to the Plan of restructuring outlined above, have occurred which are material to the Company's financial position and results of operations:

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

(b) Negotiated settlements with creditors - In connection with the January 1998 private placement of securities outlined in (a) above, the Company has offered its trade and other creditors the opportunity to settle the Company's obligation to them for a reduced amount. As of January 15, 1998, certain vendor and employee claims have been agreed to be settled and efforts are still in process to settle remaining amounts in an orderly manner.

(c) Settlement of liabilities to employees - In December 1997, the Company offered to settle claims by non-executive employees of the Company for unpaid payroll and expenses of approximately $133,000, representing the approximate amount recorded by the Company for such liabilities. Over 90% of this amount has been agreed for settlement and efforts are ongoing to settle the remainder. Executive employees of the Company were offered the opportunity to settle the liability for amounts due them for compensation for a reduced amount aggregating approximately $150,000. Approximately 75% of this amount has been agreed to by the executives and efforts are continuing to settle the remainder.

(d) Settlement of litigation with a vendor - In October 1997 a judgment for $300,000 was entered against the Company in the action commenced by a vendor to recover amounts alleged to be due from the Company (see Note 12 to financial statements at February 28, 1997). In December 1997, the Company and the vendor agreed to settle this judgment for a total of $150,000, substantially less than the amount that had been accrued to the August 31, 1997 condensed balance sheet.

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

 (B) MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -

HISTORY - During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants. During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities. During the year ended February 28, 1997, the Company raised approximately $75,000 in a secured note payable to a shareholder due in March 1997 (which note has been partially repaid but is in default at August 31, 1997 as to approximately $13,000 of principal plus accrued interest and penalty interest) and approximately $100,000 in a private placement with accredited investors of 300,000 shares of the Company's Class A Common Stock.

In January 1997, the Company ran out of cash and since then, and until completion of a private placement of Class A common stock in December 1997 and January 1998 (See Note 11 Subsequent Events) has had no financial resources available to it.

FINANCIAL POSITION AT AUGUST 31, 1997 - FINANCIAL CONDITION AND GOING CONCERN MATTERS - Reference is made to the Form 10-KSB for the year ended February 28, 1997 for a discussion of conditions leading to the Company's financial situation.

         During the six months ended August 31, 1997, the Company was unsuccessful in its efforts to raise additional capital, the amounts receivable from the related party have not been paid, inventory produced for that party has not gone forward into further production, and, as such, the Company ceased virtually all operations.

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (the "Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement until January 1998. See Note 11 - Subsequent Events.

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

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccessful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At August 31, 1997, unpaid payroll to terminated and continuing employees totaled approximately $340,000. At January 15, 1998, only Lawrence A. Minkoff, Ph.D., the Company's Chairman, President and Chief Executive Officer, is in the full time employ of the Company. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The Company's operations have, therefore, been severely curtailed. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See - Part II, Item 1 - Legal Proceedings and
Note 11 Subsequent Events).

         As indicated in the attached financial statements, as of August 31, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets , approximately $2.4 million of liabilities and no cash. Further, the Company has incurred a loss of approximately $388,000 for the six months ended August 31, 1997, as indicated in the accompanying condensed financial statements, and losses have continued since August 31, 1997. These factors, among others, indicate that the Company is in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations in the fiscal year beginning March 1, 1997.

         While the Company has ceased virtually all operations during the quarter ended May 31, 1997, it continued to search for new capital in order to continue its operations pursuant to the Plan.

         Pursuant to a private placement to accredited investors begun in November 1997, in January 1998 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined above, specifically to fund the launch of the Cardiac MRI initiative, to reduce indebtedness and to provide working capital. Based on vendor and executive employee concessions to date and anticipated, the Company expects that the proceeds of this offering will last it no longer than six months, after which it would require additional capital to pursue the Plan.

         The Company is continuing its efforts to (1) raise additional  capital,
(2) enter into a strategic arrangement with others, and (3) move forward with the new product opportunity in cardiac MRI and the Elscint proposal. The Company will require additional capital in addition to that raised in December 1997 and January 1998, if it is to pursue its plans.

         There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

         The Company believes, based upon its resources after the January 1998 private placement and anticipated operations and further anticipated vendor settlements, that it does not have the financial resources to fund its operations for more than six months without substantial additional capital or a strategic business arrangement. This belief, which is based upon estimates and the Company's belief about its financial requirements, as well as other information contained in this report, are based upon present resources, conditions, developments and anticipated operations. This belief is based upon estimates and assumptions including, among other things, levels of existing liabilities and discussions with creditors, as well as existing and projected operating costs, efficiencies and scheduling. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS -

         Operations in the quarter and six months ended August 31, 1997 resulted in a net loss of approximately $106,000 and $388,000, respectively. The majority of the workforce was terminated between March 5 and March 15, 1997, however, six senior managers and executives continued to devote their efforts to the Company's Plan of restructure during the majority of the quarter ended May 31, 1997 and approximately three executives continued to devote their efforts to the Plan during the quarter ended August 31, 1997. Their payroll, which was accrued but not paid during the six months, is the principal cost in the accompanying Statement of Operations for the three and six months ended August 31, 1997. Net loss also includes the reversal of approximately $60,000 of restructuring charge as a result of the return for credit of inventory which was written off to restructuring charge at February 28, 1997.

         Operations in the quarter and six months ended August 31, 1996 resulted in a net loss of approximately $410,000 and $1,117,000, respectively. The loss results from the low level of shipments (one unit in the quarter and six months ended August 31, 1997) and the ongoing selling, general, administrative and research/development costs of the Company at that time, offset partially by initial royalties recorded upon executing the license and distribution agreement with Elscint.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THER SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED





PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Reference is made to Part I - Item 3 of Form 10-KSB for the year ended February 28, 1997 for discussion of a legal proceeding commenced against the Company, including by Devcom and by the Company's former landlord Heartland Rental Properties Partnership). See paragraphs (d) and (e) of Note 11 - Subsequent Events, above, for disclosure of the settlements of these two legal proceedings. The Company continues to be subject to judgments for lesser amounts and other litigation and/or threatened litigation.

ITEM 2. - CHANGES IN SECURITIES AND USEOF PROCEEDS

See paragraph (a) of Note 11 - Subsequent Events and Part 1. Item 2, Management's Analysis and Discussion of Financial Condition and Results of Operations, for a discussion of a private placement of equity securities (under Rule 506 Regulation D).

ITEM 5. - OTHER INFORMATION

See Note 11 - Subsequent Events, above, for a discussion of significant Company developments during the October 1998 through January 1998 period.

In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The initial required payment of $150,000 was made by the Company in January 1998.

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


                                                              MAGNA-LAB INC.
                                                               (Registrant)


Date:  January  26,  1998      By:  /s/ Lawrence A. Minkoff
       ------------------           ---------------------------------
                                    Lawrence A. Minkoff , Chairman of the
                                    Board of Directors, Chief Executive
                                    Officer and President (Principal Executive
                                    Officer), Acting Treasurer (Principal
                                    Financial and Accounting Officer)