Form 10QSB
period 1997-11-30
MAGNA LAB INC
filed 1998-02-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: November 30, 1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date -January 22, 1998

Class A Common Stock, $.001 Par Value                               19,325,391
-----------------------------------------------------            ---------------

Class B Common Stock, $.001 Par Value                                1,761,609
-----------------------------------------------------           ----------------
Class                                                                 Shares






    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                                 MAGNA-LAB INC.


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                           CONDENSED BALANCE SHEETS                         1

                           CONDENSED STATEMENTS OF OPERATIONS               2

                           CONDENSED STATEMENTS OF CASH FLOWS               3

                           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY     4

                           NOTES TO CONDENSED FINANCIAL STATEMENTS        5 - 8

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION                                   9 - 10


PART II - OTHER INFORMATION

         ITEM 1. - LEGAL PROCEEDINGS                                        11

         ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS                11

         ITEM 5. - OTHER INFORMATION                                        11

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                         11






All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        ITEM 1. - FINANCIAL STATEMENTS

                                 MAGNA-LAB INC.

                            CONDENSED BALANCE SHEETS
               November 30, 1997 (unaudited) and February 28, 1997
                                                                    November 30,    February 28,
                                                                           1997            1997
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $           -     $    10,000
  Accounts receivable                                                         -          61,000
  Inventory, net of allowance for estimated
      non-realizable value of approximately $532,000                          -               -
  Deposits and other, net of amounts written off                              -               -
                                                                  --------------    ------------
        Total current assets                                                  -          71,000
                                                                  --------------    ------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization and write offs of approximately $794,000
 and $791,000, respectively                                              15,000          18,000
                                                                  --------------    ------------
OTHER ASSETS                                                                  -               -
                                                                  --------------    ------------

                                                                  $      15,000     $    89,000
                                                                  ==============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to related party, overdue                         $      11,000     $    75,000
  Accounts payable                                                    1,282,000       1,126,000
  Accrued and other current liabilities                               1,235,000         908,000
                                                                  --------------    ------------
        Total current liabilities                                     2,528,000       2,109,000
                                                                  --------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                        -               -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 4,253,431 and
   3,765,851 shares issued and outstanding, respectively.                 4,000           4,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   1,761,569 and 1,824,149 shares outstanding, respectively.              2,000           2,000
  Capital in excess of par value                                     13,464,000      13,464,000
  Accumulated deficit                                               (15,983,000)    (15,490,000)
                                                                  --------------   -------------
        Total stockholders' equity                                   (2,513,000)     (2,020,000)
                                                                  --------------   -------------
                                                                  $      15,000    $     89,000
                                                                  ==============   =============


                 See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)






                                                           Three months ended                   Nine months ended
                                                              November 30,                         November 30,

                                                         1997             1996                 1997            1996
                                                   ----------------------------------------------------------------------

REVENUES
  Sales                                             $          -     $     99,000          $          -      $   499,000
  Royalties                                                    -                -                     -          250,000
                                                    -------------    -------------         -------------     ------------
                                                               -           99,000                     -          749,000

COST OF SALES                                                  -           84,000                     -          343,000
                                                    -------------    -------------         -------------     ------------

GROSS PROFIT                                                   -           15,000                     -          406,000
                                                    -------------    -------------         -------------     ------------

OPERATING EXPENSES:
  General and administative                              105,000          337,000               407,000        1,010,000
  Selling and marketing                                        -          111,000                39,000          423,000
  Research and development                                     -          268,000                42,000          831,000
                                                    -------------    -------------         -------------     ------------
                                                         105,000          716,000               488,000        2,264,000
                                                    -------------    -------------         -------------     ------------
LOSS FROM OPERATIONS                                    (105,000)        (701,000)             (488,000)      (1,858,000)
                                                    -------------    -------------         -------------     ------------

OTHER INCOME (EXPENSE):
  Interest and financing expense                               -           (6,000)               (5,000)        ( 12,000)
  Interest income                                              -            6,000                     -           51,000
                                                    -------------    -------------         -------------     ------------

NET LOSS                                            $   (105,000)    $   (701,000)         $   (493,000)     $(1,819,000)
                                                    =============    =============         =============     ============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                 5,015,000        4,590,000             4,930,000        4,590,000
                                                    =============    =============         =============     ============

NET LOSS PER SHARE                                  $      (0.02)    $      (0.15)         $      (0.10)     $     (0.40)
                                                    =============    =============         =============     ============








                 See accompanying notes to financial statements



                                 MAGNA-LAB INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)


                                                                                  Nine months ended November 30,

                                                                                   1997                1996
                                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $     (493,000)    $   (1,819,000)
                                                                             ---------------    ---------------
  Adjustments:
    Depreciation and amortization                                                     3,000             85,000
    Effect on cash of changes in operating assets and liabilities:
      Inventory                                                                           -           (546,000)
      Accounts Receivable                                                            64,000           (121,000)
      Deposits and other                                                                  -            109,000
      Accounts payable and accrued liabilities                                      480,000            (55,000)
      Customer deposits                                                                   -           (316,000)
                                                                             ---------------    ---------------
           Total adjustments                                                        547,000           (844,000)
                                                                             ---------------    ---------------

NET CASH GENERATED (USED) IN OPERATING ACTIVITIES                                    54,000         (2,663,000)
                                                                             ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment and software                                                     -           (105,000)
  All other, net                                                                          -                  -
                                                                             ---------------    ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                     -           (105,000)
                                                                             ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repay Note payable to shareholder                                                 (64,000)                 -
  Deferred debt and offering costs; other                                                 -            (56,000)
                                                                             ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           (64,000)           (56,000)
                                                                             ---------------    ---------------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                               (10,000)        (2,824,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                10,000          3,047,000
                                                                             ---------------    ---------------
  End of period                                                              $            -     $      223,000
                                                                             ===============    ===============







                 See accompanying notes to financial statements





                                 MAGNA-LAB INC.

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the nine months ended November 30, 1997
                                   (unaudited)






                                                       Common Stock                                Capital in
                                          ---------------------------------------------------        Excess
                                            Class A                   Class B                        Of Par       Accumulated
                                            Shares        Amount      Shares           Amount        Value (a)      Deficit
                                          -----------------------------------------------------------------------------------
BALANCES, February 28, 1997                3,765,851     $  4,000     1,824,149    $  2,000        $ 13,464,000  $ (15,490,000)

CONVERT B TO A SHARES                         62,580            -       (62,580)          -

SHARES DEEMED ISSUED IN PLACEMENT            300,000

SHARES DEEMED ISSUED IN DISPUTE              125,000            -

NET LOSS                                                                                                              (493,000)

BALANCES,
 November 30, 1997 (unaudited)             4,253,431     $  4,000     1,761,569    $  2,000        $ 13,464,000  $ (15,983,000)
                                           ==========    =========    ==========   =========       ============= ==============












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

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (New York City) (the "Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work that is integral to the Plan but the Company has been unable to finalize the proposal because of lack of adequate funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but had been unable to fund its obligations under the agreement until January 1998. See Note 11 - Subsequent Events.

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

         Pursuant to the Plan and after its further attempts to raise substantial additional working capital were unsuccessful, on March 5, 1997, the Company informed 10 of its 20 employees that they were being indefinitely laid off and between March 5 and March 15, 1997, another 4 employees were laid off due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At November 30, 1997, unpaid payroll to terminated and continuing employees totaled approximately $385,000. At February 1, 1998, only Lawrence A. Minkoff, Ph.D., the Company's Chairman, President and Chief Executive Officer, is in the full time employ of the Company. The remaining employees have terminated their full time relationship with the Company and approximately four of them serve or have indicated that they may serve as part time employees or consultants to the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the Mount Sinai School of Medicine. The Company's operations have, therefore, been severely curtailed. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has had no ability to pay (See - Note 11 Subsequent Events and Part II, Item 1 - Legal Proceedings).

         As indicated in the attached financial statements, as of November 30, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets, approximately $2.5 million of liabilities and no cash. Further, the Company has incurred a loss of approximately $493,000 for the nine months ended November 30, 1997 as indicated in the accompanying condensed financial statements and losses have continued since November 30, 1997. These factors, among others, indicate that the Company is in need of very significant additional financing or a strategic business arrangement in order to continue any aspect of its planned operations in the fiscal year beginning March 1, 1997. (See Note 11 Subsequent Events regarding, among other things, completion of certain financing in December 1997 and January 1998).

         While the Company had severely curtailed its operations during the quarter ended May 31, 1997, it continued, in the nine months ended November 30, 1997, to search for new capital in order to continue its operations pursuant to the Plan. In October 1997, the Company reached agreement with an investor group to provide certain limited funding to the Company predicated on the Company's ability to reduce its recorded liabilities (through creditor concessions) by a very material amount. See Note 11 Subsequent Events.

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

NOTE 5 - ROYALTY INCOME IN NINE MONTH 1996 PERIOD AND THIRD PARTY CLAIM - In June 1996, the Company entered into a license and distribution agreement with Elscint as described in the Form 10-KSB for the year ended February 28, 1997. Revenues of $250,000 recorded in the nine months ended November 30, 1996 reflect initial, non-refundable royalties under the agreement with Elscint. The Company and Elscint are having discussions about revisions to the agreement as discussed elsewhere herein and in the Form 10-KSB.

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

NOTE 6 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 1997 are as follows:

         Machinery and equipment                              $760,000
         Purchased software                                     49,000
                                                              ---------
                                                               809,000
         Less: accumulated depreciation and amortization       393,000
               amounts written off in restructuring charge     401,000
                                                              ---------
                                                              $ 15,000
                                                              ---------

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

NOTE 8 - STOCKHOLDERS' EQUITY:

In May 1997, the The Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above the then current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. As a result, certain options were "repriced" as described in the Form's 10-QSB for the quarteres ended May and August 31, 1997 In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine, and the early successful results of the work with Mount Sinai School of Medicine, the Board awarded (subject to shareholders approval which has not yet been obtained) new options to purchase an aggregate of 900,000 shares of Class A common stock at $0.25 per share to officers and directors of the Company and to the consultant as also described in the Forms' 10-QSB for the quarters ended May and August 31, 1997.

Note 9 - ACCRUED LIABILITIES:

Included in accrued liabilities at November 30, 1997 are approximately $385,000 for accrued payroll and approximately $184,000 in accrued restructuring costs. During the nine months ended November 30, 1997, approximately $50,000 was charged to the restructuring accrual.

Note 10 - OTHER

Related party matters - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which provides legal services to the Company. Amounts owing to such firm are included in the financial statements at approximately $290,000 at November 30, 1997.

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

Note 11 SUBSEQUENT EVENTS:

Subsequent to the completion of the quarter ended November 30, 1997, the following events, pursuant to the Plan of restructuring outlined above, have occurred which are material to the Company's financial position and results of operations:

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

(b) Negotiated settlements with creditors - In connection with the January 1998 private placement of securities outlined in (a) above, the Company has offered its trade and other creditors the opportunity to settle the Company's obligation to them for a reduced amount. As of January 31, 1998, certain vendor and employee claims have been agreed to be settled and efforts are still in process to settle remaining amounts in an orderly manner.

(c) Settlement of liabilities to employees - In December 1997, the Company offered to settle claims by non-executive employees of the Company for unpaid payroll and expenses of approximately $133,000, representing the approximate amount recorded by the Company for such liabilities. Over 90% of this amount has been agreed for settlement and efforts are ongoing to settle the remainder. Executive employees of the Company were offered the opportunity to settle the liability for amounts due them for compensation for a reduced amount aggregating approximately $150,000. This amount has been agreed to by the executives.

(d) Settlement of litigation with a vendor - In October 1997 a judgment for $300,000 was entered against the Company in the action commenced by a vendor to recover amounts alleged to be due from the Company (see Note 12 to financial statements at February 28, 1997). In December 1997, the vendor agreed to settle this judgment for a total of $150,000, substantially less than the amount that had been accrued to the November 30, 1997 condensed balance sheet.

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

     (b) MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -

HISTORY - During the fiscal year ended February 28, 1994, the Company realized net proceeds of approximately $5.4 million in connection with the initial public offering of its equity securities. At that time, it was estimated that the proceeds of the public offering would last the Company for approximately one year and that the Company may be dependent upon the receipt of additional financing in order to continue its activities beyond that time. During the fiscal year ended February 28, 1995, the Company raised an aggregate of $1.65 million through the private placement of notes payable in 1995 and warrants. During the fiscal year ended February 29, 1996, the Company raised $500,000 (approximately $410,000 net proceeds) in a bridge loan transaction and approximately $4.6 million in net proceeds from a public offering of equity securities. During the year ended February 28, 1997, the Company raised approximately $75,000 in a secured note payable to a shareholder due in March 1997 (which note has been partially repaid but is in default at November 30, 1997 as to approximately $11,000 of principal plus accrued interest and penalty interest) and approximately $100,000 in a private placement with accredited investors of 300,000 shares of the Company's Class A Common Stock.

In January 1997, the Company ran out of cash and since then, and until completion of a private placement of Class A common stock in December 1997 and January 1998 (See Note 11 Subsequent Events) has had no financial resources available to it.

FINANCIAL POSITION AT NOVEMBER 30, 1997 - Financial Condition and Going Concern Matters - Reference is made to the Form 10-KSB for the year ended February 28, 1997 and to the Forms 10-QSB for the quarters ended May and August 31, 1997 for a discussion of conditions leading to the Company's financial situation.

         In February 1997, the Board of Directors retained a consultant and approved a plan of restructuring of the Company's operations conceived with the assistance of the consultant (the "Plan"). The Plan has, as its objective, restructuring of the Company's existing business by elimination of production, marketing and certain system engineering by strengthening the existing relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Form 10-KSB for the year ended February 28,1997 for a discussion of the relationship with Elscint), and repositioning the Company into a royalty and development company in the near term. The repositioning involves a significant new development initiative in Cardiac MRI through a joint collaboration with the Mount Sinai School of Medicine (New York City) (the "Cardiac MRI Initiative"). The Company has received a proposal from Elscint (the "Elscint Proposal") for certain work which is integral to the Plan but the Company has been unable to finalize the proposal because of lack of funds. The Company has concluded an agreement with the Mount Sinai School of Medicine for the Cardiac MRI Initiative but has been unable to fund its obligations under the agreement until January 1998. See Note 11 Subsequent Events.

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

The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. At November 30, 1997, unpaid payroll to terminated and continuing employees totaled approximately $385,000. At January 31, 1998, only Lawrence A. Minkoff, Ph.D., the Company's Chairman, President and Chief Executive Officer, is in the full time employ of the Company. When the Company vacated its principal production, development and executive facility it agreed to a judgment against it by the landlord for unpaid rent in amounts exceeding $50,000 and for additional rent totaling approximately $70,000 in settlement of the unexpired term of the lease. The Company then placed certain inventory and equipment in storage and several key individuals continued the search for new capital. The Company's operations have, therefore, been severely curtailed. Additionally, virtually all of the Company's creditors have threatened or initiated legal action to recover amounts due them which the Company has no ability to pay (See - Part II, Item 1 - Legal Proceedings and
Note 11 Subsequent Events).

As indicated in the attached financial statements, as of November 30, 1997 Magna-Lab Inc. (the "Company") had no substantial current assets , approximately $2.5 million of liabilities and no cash. Further, the Company has incurred a loss of approximately $493,000 for the nine months ended November 30, 1997, as indicated in the accompanying condensed financial statements, and losses have continued since November 30, 1997. Pursuant to a private placement to accredited investors begun in November 1997, in January 1998 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined above, specifically to fund the launch of the Cardiac MRI initiative, to reduce indebtedness and to provide working capital. Based on vendor and executive employee concessions to date and anticipated, the Company expects that the proceeds of this offering will last it no longer than six months, after which it would require additional capital to pursue the Plan.

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

         The Company believes, based upon its resources after the January 1998 private placement and anticipated operations and further anticipated vendor settlements, that it does not have the financial resources to fund its operations for more than six months without substantial additional capital or a strategic business arrangement. This belief, which is based upon estimates and the Company's belief about its financial requirements, as well as other information contained in this report, and upon present resources, conditions, developments and anticipated operations. This belief is based upon estimates and assumptions including, among other things, levels of existing liabilities and discussions with creditors, as well as existing and projected operating costs, efficiencies and scheduling. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS -

         Operations in the quarter and nine months ended November 30, 1997 resulted in a net loss of approximately $105,000 and $493,000, respectively. The majority of the workforce was terminated between March 5 and March 15, 1997, however, six senior managers and executives continued to devote their efforts to the Company's Plan of restructure during the majority of the quarter ended May 31, 1997 and approximately three executives continued to devote their efforts to the Plan during the quarter ended August 31, 1997. During the quarter ended November 1997 only one executive continued to devote his full time to the Plan and one executive and a consultant devoted part time. Their payroll, which was accrued but not paid during the nine months, is the principal cost in the accompanying Statement of Operations for the three and nine months ended November 30, 1997. Net loss also includes the reversal of approximately $60,000 of restructuring charge in the quarter ended May 31, 1997 as a result of the return for credit of inventory which was written off to restructuring charge at February 28, 1997.

         Operations in the quarter and nine months ended November 30, 1996 resulted in a net loss of approximately $701,000 and $1,819,000, respectively. The loss results from the low level of shipments (one unit and certain components in the nine months ended November 30, 1997) and the ongoing selling, general, administrative and research/development costs of the Company at that time, offset partially by initial royalties recorded upon executing the license and distribution agreement with Elscint.

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

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

See paragraph (a) of Note 11 - Subsequent Events and Part 1. Item 2, Management's Analysis and Discussion of Financial Condition and Results of Operations, for a discussion of a private placement of equity securities (under Rule 506 of Regulation D).

ITEM 5. - OTHER INFORMATION

See Note 11 - Subsequent Events, above, for a discussion of significant Company developments during the October 1997 through January 1998 period.

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


                                 MAGNA-LAB INC.
                              ------------------
                                 (Registrant)


Date:  February  10,  1998      By:   /s/ Lawrence A. Minkoff
                ----                  ---------------------------------
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


























                                       12
`