Form 10KSB
period 1998-02-28
MAGNA LAB INC
filed 1998-06-01
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended Commission file number 0-21320 February 28,
                                      1998.

                                 MAGNA-LAB INC.
                                 --------------
                 (Name of small business issuer in its charter)

New York                                                              11-3074326
--------                                                              ----------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
incorporation or organization)

P.O. Box 780, Syosset, NY
(formerly P.O.Box 1313, Brentwood, N.Y. 11717)                             11791
----------------------------------------------                             -----
(Address of principal executive offices)                              (Zip Code)


Issuer's telephone number   -   (516) 595-2111

Securities registered under Section 12(b) of the Exchange Act:
Title of each class                    Name of each exchange on which registered
      None                                              None
--------------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, $.001 par value per share
                                (Title of Class)

                           Redeemable Class E Warrants
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      NO X
   ----    ----

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)
                ----

The issuer's revenues for its most recent fiscal year ended February 28, 1998:
$ 0  .
------

The aggregate market value on April 30, 1998 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 4,000,000.
                  ------------
As of April 30, 1998, 19,422,142 shares of Class A Common Stock, $.001 par value and 764,858 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one) YES     NO X
                                                             ----   ----

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (A)      HISTORY/BUSINESS DEVELOPMENT

     Magna-Lab Inc. (the "Company") was incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. Prior to February 10, 1992, the activities of Minkoff Research Labs, Inc. (the "Predecessor") can be considered a predecessor to the Company. Minkoff Research Labs, Inc. was formed in October 1989 by Dr. Lawrence A. Minkoff, the Company's President and Chief Scientific Officer, to, among other things, conduct research and development of magnet technologies. In February 1992, the Company was initially funded.

     In October 1992, the Board of Directors approved the split (effective in December 1992) of the Company's shares approximately 21,532 for one. In December 1992, the Company effected a recapitalization pursuant to which all then outstanding shares of Common Stock were reclassified as Class B Common Stock, having 5 votes per share. In April and May of 1993, the Company completed the initial public offering of 1,150,000 units of its equity securities (See Note 8 to Consolidated Financial Statements, Item 7.) yielding net proceeds of approximately $5.4 million. In July and August 1995, $1,250,000 principal amount of Bridge Notes together with warrants to purchase 625,000 shares of Class A Common Stock and an additional $166,667 in cash were converted into 625,000 shares of Class A Common Stock. In January 1996, the Company completed the public offering of 1,850,000 shares of Class A Common Stock and Class E Warrants to purchase 925,000 shares of Class A Common Stock yielding net proceeds of approximately $4.6 million. In February 1997 the Company issued a Note payable in March 1997 to a shareholder for $75,000 bearing interest at prime plus 2% until March 1997 and a penalty rate thereafter. In February 1997, the Company sold 300,000 shares of its Class A Common Stock in a private placement with accredited investors for $100,000. In December 1997, the Company completed the private placement, to accredited investors, of 15,072,000 Class A Common Shares for proceeds of approximately $1,884,000.

     In May 1997, the Company vacated its principal executive office and its address is now P.O. Box 780, Syosset, New York 11791 and its telephone number is
(516) 595-2111. From April 1996 until May 1997, the Company's principal executive office had been 250Z Executive Drive, Edgewood, N.Y. 11767 and its telephone number was (516)-595-2111. Prior thereto, the Company's principal executive office was located at 950 South Oyster Bay Road, Hicksville, New York 11801 and its telephone number was (516) 575-2111.

     Since commencement of operations on February 10, 1992, Magna-Lab Inc. and subsidiary (the "Company") has developed and intended to manufacture and market the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations.

     Since receiving US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration, the Company sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company had entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has written off this receivable. The Company is presently unable to support this product and the passage of time may make it impossible to realize any value from this product.

     CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a royalty and development company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 have included elimination of Company-directed production, marketing, administration and system engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Note 4 to Consolidated Financial Statements, Item 7.) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company has received a proposal from Elscint (the "Elscint Proposal") to support the license element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiation with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent a sufficient enough opportunity for the Company's shareholders.

     In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million to the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories, deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At February 28, 1998, only the Company's President and Chief Scientific Officer, is in the full time employ of the Company.

     When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed.

     In December 1997, the Company's efforts to raise additional financing to advance the Plan and initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal. The December 1997 Financing is believed to be sufficient to fund the Company's operations for approximately six months (from December 1997), assuming success in its Debt Reduction program and discussions with Elscint. Thereafter, or sooner if these assumptions are incorrect, the Company will require significant additional financing to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, negotiations regarding the Elscint Proposal and the success of development activities with MSSM.

     The Company is continuing its efforts to (1) raise additional capital to support the Plan, (2) complete the Elscint Proposal or enter into a strategic arrangement with others, (3) complete the Debt Reduction Program and (4) move forward with the Cardiac MRI Initiative. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company will require additional capital.

     GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements as of February 28, 1998, the Company had negative working capital, approximately $765,000 of liabilities, negative net worth of approximately ($149,000) and a development agenda which requires additional financing. Further, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $15.5 million since inception and has no present revenue. Losses have continued since February 28, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1998.

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

     The Company received US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration ("FDA") through submission of a 510(k) premarket notification. The Company has sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company has entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has provided for this receivable. (See Item 12 - "Certain Relationships and Related Transactions" and Notes to Consolidated Financial Statements, Item 7.).

     In June 1996, the Company and Elscint signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems. Escint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Elscint has a right of first negotiation on certain new products.

     The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint informed the Company that it was not satisfied with the Company's completion of the tasks after the new completion date. Subsequently, Elscint presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks and to initiate a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal requires a development payment of $500,000 plus certain support activities from the Company. The Company has agreed to go forward with Elscint Proposal but has been unable to make any of the required payments to initiate or complete the Elscint Proposal. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively to move forward with the Elscint Proposal. Elscint has subsequently indicated to the Company that it still wished to proceed with the Elscint Proposal. In May 1998, Elscint indicated to the Company that it is unsatisfied with the Company's response to it's proposal.

     A third party has alleged that the terms of a Company engagement with that third party call for a fee to them with respect thereto. During October 1997, the parties agreed to settle this matter for the issuance of 125,000 shares of Class A Common Stock.

     In May 1997, the Company entered into an agreement with Mount Sinai School of Medicine ("MSSM") and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging and requiring payments totaling approximately $1.5 million over three years. The Company has paid MSSM $300,000 during the fiscal year ended February 28, 1998 to advance the Cardiac MRI Initiative.

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

THE COMPANY'S MRI SYSTEM AND PROPOSED SYSTEMS

THE MAGNA-SL

     The Company has developed and, in September 1994, received regulatory clearance from the FDA to begin marketing, its first MRI scanner, the MAGNA-SL. The MAGNA-SL is not currently available for sale due to the Company's curtailment of operations as well as difficulties with vendors and the absence of a technical workforce to build, install and service such systems. When it was available, the MAGNA-SL was to have sold for less than $500,000 and have low installation and operating costs compared to whole body MRI scanners. Four MAGNA-SL scanners have been delivered to and accepted by customers, including three scanners which were shipped to a related party, the third of which remains unpaid. If the Plan is successful, the Company may attempt to enter into relationships with others (besides Elscint) covering the production, sale and distribution of the MAGNA-SL.

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

     The MAGNA-SL was expected initially to have applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry.

OTHER PROPOSED PRODUCTS

     The Company had intended to build on the technology of the MAGNA-SL magnet and system to design and develop other anatomy specific MRI scanners (including potentially a scanner dedicated to MRI mammography and a back and spine scanner, among other ideas) but has no resources with which to pursue such intentions. There is presently no significant development activity related to these potential products.

     The Company is, however, working on two new MRI products which would be disposable ancillary devices to be used with MRI systems. These products, being developed in collaboration with MSSM, are:

         CARDIAC VIEW

     Cardiac View is the first instrument to permit a minimally invasive approach to definitive diagnosis of coronary artery and other heart diseases. Cardiac View operates in conjunction with virtually any magnetic resonance imaging system to generate diagnostic quality images of the gross arterial structure of the heart. The product consists of a transesophageal or nasal/gastric probe to screen for coronary artery disease quickly, inexpensively and without trauma. It is anticipated that this may become the preferred screening device for coronary artery disease.

          ARTERY VIEW

     Artery View is the first instrument to permit the cardiologist to see the composition of atherosclerotic plaque that is the cause of coronary artery disease. ARTERIAL VIEW is an intra-arterial probe that is threaded through a catheter to the site of atherosclerotic blockage. The device facilitates the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. This instrument, if successfully developed, has the potential to revolutionize the treatment of coronary artery disease by permitting the physician to appreciate the morphology of the lesion that is causing the distress.


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

     The Company's plans with respect to the proposed Cardiac View and Artery View products involves selecting suitable contract manufacturing organizations to work with the Company in finalizing design, regulatory and manufacturability standards and then contract the actual manufacture to such parties.

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

MARKETING AND DISTRIBUTION

     Prior to cessation of operations related to the MAGNA-SL in March 1997 the Company was selling and marketing the MAGNA-SL in the United States through a combination of its own sales force and contractual arrangements with others. The principal markets for the MAGNA-SL include private practitioners and institutions initially for applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry. The Company's sales force, which consisted of three persons (including the Vice President of Sales and Marketing, and all of whom were terminated pursuant to the Plan), concentrated primarily on the United States radiology market.

     Prior to cessation of operations related to the MAGNA-SL in March 1997, the Company had entered into several separate distribution and sales representation agreements, none of which provided the expected results for the Company. Each agreement granted certain defined exclusive rights. One of these agreements was with Beta Numerics, Inc. ("Beta"), a private company founded by two directors and beneficial shareholders, and one former director and continuing shareholder, of the Company. Beta has not met the minimum number of scanners to be purchased under the agreement and has not paid for one scanner delivered to it in December 1996. The Company has sold and delivered four MAGNA-SL scanners including three to Beta, one of which remains unpaid. For a more detailed description of the relationship with Beta, see Item 12. "Certain Relationships and Related Transactions."

     In June 1996, the Company and Elscint signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint is required to sell a minimum number of systems. Elscint has the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Elscint has a right of first negotiation on certain new products.

     The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint has informed the Company that it is not satisfied with the completion of the tasks after the revised completion date. Subsequently, Elscint presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks and initiate a major alteration and improvement of certain systems comprising the MAGNA-SL and requiring a development payment of $500,000 and certain support efforts from the Company. The Company has agreed to go forward with Elscint Proposal but has been unable to make any of the required payments to initiate or complete the Elscint Proposal. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively move forward with the Elscint Proposal. Elscint has subsequently indicated to the Company that it still wished to proceed with the Elscint Proposal. In May 1998, Elscint has indicated to the Company that it is not satisfied with the Company's response to the Elscint Proposal.

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

PROPRIETARY RIGHTS

     Dr. Lawrence A. Minkoff, President and Chief Scientific Officer and a Director of the Company, has received one patent relating to the permanent magnet structure of the MAGNA-SL. In December 1992, Dr. Minkoff assigned his rights to the magnet technologies to the Company. Additionally, the Company has filed applications for patent protection internationally, including an application under the Patent Cooperation Treaty ("PCT"), relating to the permanent magnet structure, but has permitted its rights under that PCT application to lapse. The Company has been informed that the PCT application was published, making it unlikely that additional foreign patent protection with respect to the permanent magnet structure can now be obtained. The Company does not believe that failure to obtain such additional patent protection will have a material adverse effect on the Company's business. In March 1995, the Company was issued a U.S. patent concerning a certain proprietary imaging sensing coil assembly. The Company has filed an application for patent protection internationally, including under the PCT, relating to the imaging sensing coil assembly. Further, Dr. Minkoff, on behalf of the Company has applied for provisional and other patent protection (including under the PCT) related to the Company's Cardiac View and Artery View proposed products.

     The Company's policy has been to obtain patents to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     The patent position of any medical device manufacturer, including the Company, is uncertain and may involve complex legal and factual issues. Consequently, the Company does not know whether its applications will result in the issuance of any patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications are maintained in the U.S. in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent application or that it was the first to file a patent application for such inventions. There can be no assurance that any of the Company's patent applications will result in any patents being issued or that, if issued, patents will offer protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Moreover, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company.

     The Company may utilize technologies, patents or other rights which may be held by third parties. Certain technologies utilized by the Company in the MAGNA-SL are covered by patents owned or administered by the British
Technologies Group, PLC. The Company has had discussions with British Technologies Group, PLC. concerning licensing such technology, and although the Company believes that such license would be available to it on terms that are generally available to MRI manufacturers, the Company has been unable to make the required payment to secure such technologies which are integral to the MAGNA-SL.

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

     Dr. Minkoff, two of the Company's former executive officers and several of its former scientists and other former personnel were formerly employed, at various times prior to November 1989, by a company engaged in the development, manufacture and sale of MRI devices. Each of Dr. Minkoff and these former executive officers and senior scientists has informed the Company that he was not subject to any agreement with such company containing a restrictive covenant limiting competitive activities at the termination of employment with that company. However, since the prior employer is a potential competitor of the Company, it may threaten or commence legal action to deter the development of the Company's technology alleging, among other things, that it may have rights to technology developed by the Company through the efforts of such persons. The prior employer also holds patents relating to MRI devices and has instituted successful litigation against certain manufacturers of MRI devices including Hitachi Ltd., General Electric Company and others alleging, among other things, that the manufacture of MRI devices by such companies constitutes patent infringement, violations of the Lanham Act and unfair competition. It has been reported that the prior employer and Hitachi Ltd. have settled their action out of court and that a jury has rendered a verdict in favor of the former employer against General Electric in an amount which has been reported to be reduced by a judge and exceeds $60 million. There can be no assurance that this potential competitor will not commence a new action against the Company. The costs of defending such an action, if brought, could require substantial financial resources. Although no assurance can be given that such claims will not be instituted against the Company, the Company believes, based upon the advice of its patent counsel, that the use of its magnet technologies, at its stage of development in December 1995, in its scanners, will not infringe the patents of such competitor granted through December 1, 1995.

GOVERNMENTAL REGULATION

     The operations of the Company, which have essentially been at least temporarily suspended, are subject to extensive federal and state regulation. MRI devices generally, and any scanners the Company has developed or may develop or its proposed Cardiac View and Artery View proposed products, in particular, are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA"). In the Company's current state, it could not comply with some of the regulations to which it is subject.

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

The Company believes that its proposed Cardiac View would be Class II medical devices subject to the "substantial equivalence" standard and that its proposed Artery View may be a Class II medical device.

B. THIRD PARTY COVERAGE, REIMBURSEMENT AND RELATED HEALTH CARE REGULATIONS.

     The market for MRI scanners and ancillary devices such as Cardiac View and Artey View, including the Company's products and proposed products, is affected significantly by the amount which Medicare, Medicaid or other third party payors, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. The health care industry has changed dramatically during the 1980's and the 1990's in reaction to changes in third party reimbursement systems designed to contain health care costs. In the MRI market, third party reimbursement issues will focus principally on whether MRI diagnostic procedures using the Company's products and proposed products will be covered procedures and, if so, the level of reimbursement that will be available for the MRI procedure.

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

COMPETITION

     The health care industry in general, and the market for diagnostic imaging equipment and ancillary devices in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of MRI scanners and ancillary devices possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint, Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. The Company believes that the principal elements of competition which will affect successful marketing of MRI systems, including any Elscint marketing efforts pursuant to the Proposal, will include price, product performance, service and support capability, financing terms and brand name recognition. The Company is aware of one company, Esaote Biomedica SpA. ("Esaote") engaged in marketing an MRI device for extremity imaging. Their product, the ARTOSCAN, received FDA marketing clearance in October 1993, approximately 11 months prior to the Company's receipt of clearance. The Company believes that the MAGNA-SL had substantial performance advantages over the ARTOSCAN product including: mid-field rather than low-field magnet, greater imaging volume, ability to do weight bearing and fully bent limb scans, greater patient positioning opportunities and superior image quality. However, Esaote has marketed hundreds of its extremity imaging devices. The list price of the ARTOSCAN product is believed to be approximately 25% lower than the Company's list price was for the MAGNA-SL. The Company had planned to compete with the ARTOSCAN product on the basis of image quality, a wider range of imaging opportunities and greater patient comfort, including any Elscint marketing efforts pursuant to the Proposal.

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

     Further, Beta has notified the Company that it is unsatisfied with the performance of the MAGNA-SL at one or more of its owned sites and has threatened product liability exposure to the Company. The Company disputes this in part because of Beta's failure to pay for one machine and keep other commitments to the Company. The Company presently has little ability to respond to assertions of product liability exposure because of its limited financial resources, unsatisfactory vendor relationships and lack of continuing technical personnel, among other factors. In the event of an uninsured or inadequately insured product liability claim, the Company's business and financial condition could further be materially adversely affected.

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

HUMAN RESOURCES

     At May 15, 1998, the Company has one full time executive, research and development employee, one part time administrative employee and two consultants providing general business development/management and financial services. The Company's current development work is being done in collaboration with physicians and scientists at the Cardiac Institute of the Mount Sinai School of Medicine (New York) under the Company's collaboration with MSSM.

     During March 1997, the Company indefinitely furloughed 14 of its 20 employees due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. All but one of the remaining employees terminated their service to the Company during 1997 and approximately two of them have served or have indicated that they may serve as consultants to the Company.

ITEM 2:  DESCRIPTION OF PROPERTY

     The Company presently conducts its research operations at the Cardiac Institute at the Mount Sinai School of Medicine (New York) and in a laboratory in the personal home of its executive, research and development employee. Certain corporate and other records, inventory and equipment have been secured in storage facilities which the Company rents on a month-to-month basis for approximately $3,000 per month.

     From April 26, 1996 until May 1997 the Company leased approximately 16,000 square feet of office, manufacturing and research and development space in Edgewood, New York. The existing lease was due to expire in May 2003 but was terminated pursuant to a stipulation and judgment entered in the District Court of the County of Suffolk (New York), Fifth District Central Islip Part, on April 3, 1997 calling for payment of approximately $120,000. Pursuant to the Company's Debt Reduction Plan, the Company negotiated a settlement of the stipulation and judgment in favor of this landlord in exchange for the payment by the Company of $100,000 (which has been paid). Prior to April 26, 1996, the Company leased approximately 10,000 square feet of office, manufacturing and research and development space in Hicksville, New York under a lease which was to expire in September 1997. Under a "Surrender of Lease Agreement", the Company and the landlord agreed to the early termination of the lease and the forgiveness of certain amounts payable under the lease which were overdue.

ITEM 3: LEGAL PROCEEDINGS

     As a result of a period of deferral of payment of obligations due to the lack of cash, the Company has been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations (see below) or for breach of agreements (including possible exposure with respect to the Elscint agreement, and others). One vendor, Devcom, initiated litigation in the United States District Court for the Eastern District of New York over certain contested balances due and certain alleged commitments for services in the future and, on October 7, 1997, the vendor received a judgment against the Company in the amount of $300,000. Settlement of this judgment was made in January 1998 in exchange for the payment by the Company of $150,000 and the agreement to a satisfaction of judgment by the creditor. The Company has entered into a stipulation of judgment with its former landlord (Heartland Rental Properties Partnership) ultimately resulting in payment of approximately $100,000 to settle this matter (see "Item 2 - "Description of Property"). Other judgments, for lesser amounts have been entered against the Company and remain unsettled. The Company has settled the claims of many of its vendors through payments of reduced amounts in exchange for releases of liability. This process is ongoing and certain vendors have threatened the Company with litigation to recover amounts due them.

     The Company has been unsuccessful to date in its efforts to restructure the Elscint agreement in a manner which is satisfactory to the Company. As such, the Company is exposed to possible litigation from Elscint for its failure to perform under the Elscint agreement. Elscint paid the Company a non-refundable advance payment in June 1996 of $250,000 in connection with the Elscint agreement, as well as certain other subsequent payments, and would likely claim these payments and additional damages. The Company is unable to estimate an amount of possible loss exposure for this potential claim or for any offsets or recoveries it may have as a result of any counterclaims which it may have against Elscint. The Company and Elscint have continued their discussion on this matter and have not reached a resolution.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended February 28, 1998.

                                                   PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      MARKET INFORMATION

         The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years and through April 15, 1998. The source for the high and low bid information for periods through April 10, 1997 is Nasdaq and for periods subsequent to that date is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                          FISCAL YEAR ENDING FEBRUARY 28,
                                              1999                    1998                     1997
                                              ----                    ----                     ----
                                         HIGH        LOW        HIGH        LOW        HIGH         LOW
CLASS A COMMON STOCK:

First Quarter ended  May 31,             5/16        1/4        31/32       3/16          4           3
Second Quarter ended  August 31,                               1 1/32        1/4      4 1/4        13/4
Third Quarter ended  November 30,                                 3/8        1/4     2 1/16         7/8
Fourth Quarter ended  February 28,                                3/8        1/4      1 1/4         1/2

     The Company's Class A Warrants, Class B Warrants and IPO Units (each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant) are not listed because the Class A Warrants and Class B Warrants expired according to their terms on March 30, 1998 and the related IPO units were separated into their components. The Company's Class E warrants are not listed because their trading value subsequent to the quarter ended May 31, 1997 has been nominal. See Note 7 to "Consolidated Financial Statements" for a discussion of the terms of the Warrants and Units discussed above.
--------------

     There is no established public trading market for the Company's Class B Common Stock.

     On April 30, 1998, the closing bid price for the Class A Common Stock was approximately $0.25.

     RECENT SALES OF UNREGISTERED SECURITIES AND RELATED MATTERS - During February 1997, the Company sold 300,000 shares of Class A Common Stock in a private placement (pursuant to Section 4 (2) under the Securities Act of 1933) to two accredited investors for $100,000 in cash. There were no selling commissions or discounts.

     In August 1997, the Company issued 125,000 shares of Class A Common Stock to an investment bank to settle a claim against the Company for an alleged fee due to that firm in connection with the 1996 Elscint agreement (see Note 4 to Consolidated Financial Statements). There were no selling commissions or discounts.

     In January 1998, the Company completed the private placement, beginning in October 1997, of 15,072,000 shares of Class A Common Stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined above, including the Debt Reduction Program and the initial funding of the agreement with the Mount Sinai School of Medicine. The Company claims exemption from registration of this placement under Rule 506 of Regulation D. There were no selling commissions or discounts.

         (B)      APPROXIMATE NUMBER OF EQUITY STOCK HOLDERS

     Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of April 30, 1998 are approximately as follows:

Title of Class                                          Number of Record Holders

Class A Common Stock                                              172
Class B Common Stock                                               53
Class E Warrants                                                    9
     The Company believes that the number of beneficial holders of the Company's Common Stock as of April 30, 1998 is in excess of 300.

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

         (B)      MANAGEMENT'S ANALYSIS AND DISCUSSION OR PLAN OF OPERATIONS -

BACKGROUND/HISTORY - Since commencement of operations on February 10, 1992, Magna-Lab Inc. and subsidiary (the "Company") has developed and intended to manufacture and market the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations.

     Since receiving US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration, the Company sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company had entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has written off this receivable. The Company is presently unable to support this product and the passage of time may make it impossible to realize any value from this product.

     See Note 8 to Consolidated Financial Statements (Item 7.) for a discussion of financings completed since the Company's inception including a private placement of 15,072,000 shares of class A common stock in the fiscal year ended February 28, 1998.

     CURRENT ACTIVITIES AND PLAN OF OPERATION - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a royalty and development company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 have included elimination of Company-directed production, marketing, administration and system engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Note 4 to Consolidated Financial Statements) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company has received a proposal from Elscint (the "Elscint Proposal") to support the license element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiation with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent a sufficient enough opportunity for the Company's shareholders.

     In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million to the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories, deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At February 28, 1998, only the Company's President and Chief Scientific Officer, is in the full time employ of the Company. The Company utilizes consultants in the management of the affairs of the Company, including its Chairman and Chief Executive Officer.

     When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed.

     In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal. The December 1997 Financing is believed to be sufficient to fund the Company's operations for approximately six months, assuming success in its Debt Reduction program and discussions with Elscint. Thereafter, or sooner if these assumptions are incorrect, the Company will require significant additional financing to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, negotiations regarding the Elscint Proposal and the development activities with MSSM.

     The Company is continuing its efforts to (1) raise additional capital, (2) complete the Elscint Proposal or enter into a strategic arrangement with others,
(3) complete the Debt Reduction Program and (4) move forward with the Cardiac MRI Initiative. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company will require additional capital.

     The Company believes, based upon its resources at February 28, 1998 and anticipated operations, that it has the financial resources to fund its operations for approximately four months without substantial additional capital or a strategic business arrangement.

     GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of February 28, 1998, the Company had negative working capital, approximately $765,000 of liabilities, negative net worth of approximately ($149,000) and a development agenda which requires additional financing. Further, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $15.5 million since inception and has no present revenue. Losses have continued since February 28, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1998. The Company believes that its cash resources at February 28, 1998 are sufficient to fund its operations for approximately four months, after which it will be required to raise additional capital to continue its planned operations.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

     The Company's belief about its financing plans and prospects, Elscint Proposal and arrangements with Mount Sinai School of Medicine, as well as other information contained in this report (including its prospects for surviving as a going concern over the next twelve months) are based upon present conditions and anticipated developments. This belief is further based upon estimates and assumptions including, among other things, completion of additional financing necessary to fund the planned activities, timely and successful completion of development milestones, competitive and intellectual property factors, cooperation of creditors and others with the Debt Reduction Program, and successful efforts to conclude an arrangement with Elscint or others, among other matters. In the event that the Company's estimates and assumptions prove materially incorrect, the Company does not presently have the financial resources to fund planned operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS -

     Operations for the fiscal year ended February 28, 1998 utilized approximately $1,200,000 of cash in order to settle liabilities under the Debt Reduction Program and commence activities under the agreement with MSSM.
Payments to MSSM totaled approximately $300,000 in the fiscal year ended February 28, 1998. Net loss of approximately ($13,000) reflects costs of approximately $1 million reduced by gains of approximately $1 million related to the settlement of liabilities at amounts less than their recorded balances. Reference is made to Note 12 to Consolidated Financial Statements (Item 7.)

     Revenues and loss from operations for the year ended February 28, 1997 reflect several factors including (i) shipment of two MAGNA-SL's to a related party, Beta (one of which did not generate cash because it had been paid for with customer deposits during the prior fiscal year and the other of which remains unpaid) (ii) shipment of components of approximately $99,000 to Elscint in order to accommodate the stage of their activities to produce and sell the MAGNA-SL prior to the Company's failure to complete certain critical development tasks to Elscint's satisfaction, (iii) receipt and recognition of $250,000 in non-refundable advance royalties from Elscint and (iv) a charge of approximately $1.5 million of restructuring costs in connection with the Plan.

ITEM 7.  FINANCIAL STATEMENTS



                                                MAGNA-LAB INC.


                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET

         CONSOLIDATED STATEMENTS OF OPERATIONS

         CONSOLIDATED STATEMENTS OF CASH FLOWS

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Magna-Lab Inc.


We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 1998, and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended February 28, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 1998, and the results of their operations and their cash flows for the years ended February 28, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant and recurring losses from operations and has an accumulated deficit and negative working capital at February 28, 1998. In addition, the Company has been unable to generate adequate cash flow from sales and production to support its first product and has instead commenced a new development activity which requires significant capital resources. While the Company has been able to raise some financing to initiate the new development activity, it has been unable to complete sufficient financing to assure that it can continue its planned operations in the coming fiscal year. Furthermore, the Company has various liabilities and contingent liabilities as a result of its attempt to develop its first product. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/ Rothstein, Kass & Company, P.C.




Roseland, New Jersey
May 23, 1998



                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1998




                                     ASSETS


CURRENT ASSETS:
Cash and cash equivalents                                                                   $      599,000
Accounts receivable, net of allowance for doubtful accounts of $356,000                                  0
                                                                                            --------------
     Total current assets                                                                          599,000

PROPERTY AND EQUIPMENT, net and all other                                                           17,000
                                                                                            --------------

                                                                                            $      616,000
                                                                                            ==============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES:
  Accounts payable                                                                         $       254,000
  Accrued expenses and other current liabilities                                                   511,000
                                                                                            --------------
       Total current liabilities                                                                   765,000


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued
  Common  stock,  Class  A,  par  value  $.001  per  share,   40,000,000  shares
   authorized, 19,322,142 shares issued
   and outstanding                                                                                  19,000
  Common stock, Class B, par value $.001 per share,
   3,750,000  shares  authorized,  1,875,000  shares  issued and 764,858  shares outstanding (after forfeiture and cancellation of
    1,000,000 shares effective February 28, 1998)                                                    1,000
  Capital in excess of par value                                                                15,334,000
  Accumulated deficit                                                                          (15,503,000)
                                                                                            --------------
       Total stockholders' deficiency                                                             (149,000)


                                                                                                 $ 616,000
                                                                                            ==============

SEE ACCOMPANYING NOTES.



                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                                                                                     1998              1997
                                                                                           --------------   ---------------

REVENUES
  Sales                                                                                    $            0   $       881,000
  Royalty                                                                                               0           250,000
                                                                                           --------------   ---------------
                                                                                                        0         1,131,000

COST OF REVENUES                                                                                        0           626,000
                                                                                           --------------   ---------------

GROSS PROFIT                                                                                            0           505,000
                                                                                           --------------   ---------------

OPERATING EXPENSES:
  General and administrative                                                                      579,000         1,507,000
  Selling and marketing                                                                            40,000           617,000
  Research and development                                                                        417,000         1,017,000
  Provision for restructuring costs                                                                     0         1,489,000
  Provision for doubtful accounts, related party                                                        0           256,000
                                                                                           --------------   ---------------
                                                                                                1,036,000         4,886,000

LOSS FROM OPERATIONS                                                                           (1,036,000)       (4,381,000)
                                                                                           --------------   ---------------

OTHER INCOME (EXPENSE):
  Gain from disposition of liabilities                                                          1,027,000
  Interest and other expense                                                                       (4,000)          (19,000)
  Interest income                                                                                       0            51,000
                                                                                           --------------   ---------------
                                                                                                1,023,000            32,000
                                                                                           --------------   ---------------

NET (LOSS)                                                                                 $      (13,000)  $    (4,349,000)
                                                                                           ===============  ===============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                             7,496,000         4,590,000
                                                                                           ==============   ===============

NET LOSS PER SHARE, basic and diluted                                                      $        (0.00)  $         (0.95)      .
                                                                                           ==============   ================




SEE ACCOMPANYING NOTES.



                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED FEBRUARY 28, 1998 AND 1997

                                                                                                     1998              1997
                                                                                           --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                                               $      (13,000)      $(4,349,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                                   1,000           119,000
    Provision for restructuring costs                                                                   0         1,489,000
    Provision for doubtful accounts                                                                     0           256,000
    Gain from disposition of liabilities                                                       (1,027,000)                0
    Other                                                                                               0            25,000
    Changes in operating assets and liabilities:
     Accounts receivable                                                                           61,000          (355,000)
     Inventories                                                                                        0          (333,000)
     Deposits and other current and other assets                                                        0           255,000
     Accounts payable and other current liabilities                                              (255,000)         (207,000)
                                                                                           ---------------  ----------------

NET CASH USED IN OPERATING ACTIVITIES                                                          (1,233,000)       (3,100,000)
                                                                                           ---------------  ---------------

NET CASH USED IN INVESTING ACTIVITIES, purchases
 of property and equipment                                                                              0          (103,000)
                                                                                           --------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock                                                                                1,884,000           100,000
  Proceeds from notes payable                                                                           0            75,000
  Payments on notes payable                                                                       (62,000)                0
  Principal payments on capital lease obligations                                                       0            (9,000)
                                                                                           --------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       1,822,000           166,000
                                                                                           --------------   ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              589,000        (3,037,000)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                                10,000         3,047,000
                                                                                           --------------   ---------------
  End of year                                                                              $      599,000   $        10,000
                                                                                           ==============   ===============




SEE ACCOMPANYING NOTES.



                          MAGNA-LAB INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED FEBRUARY 28, 1998 AND 1997


                                                                                                            Common
                                                                                         Capital in         Stock
                                                       Common Stock                        Excess         Subscribed
                                              Class A                   Class B            of Par         and to be    Accumulated
                                        Shares        Amount      Shares       Amount       Value           Issued       Deficit
                                      ---------------------------------------------------------------------------------------------

BALANCES, February 29, 1996             3,736,802    $ 4,000     1,853,198    $ 2,000   $ 13,324,000             -   $ (11,141,000)

CONVERT B SHARES TO A                      29,049          -      (29,049)          -              -             -               -

COMMON STOCK TO BE ISSUED
 IN CONNECTION WITH
 SUBSCRIPTION AGREEMENTS                        -          -            -           -              -       100,000               -

COMMON STOCK TO BE ISSUED
 IN SETTLEMENT OF LIABILITY                     -          -            -           -              -        40,000               -

NET LOSS                                        -          -            -           -              -             -      (4,349,000)
                                      ---------------------------------------------------------------------------------------------

BALANCES, February 28, 1997             3,765,851      4,000    1,824,149       2,000     13,324,000       140,000     (15,490,000)

ISSUANCE OF SUBSCRIBED
SHARES                                    425,000          -            -           -        140,000      (140,000)              -

CONVERT B SHARES TO A                      59,291          -      (59,291)          -              -             -               -

PRIVATE PLACEMENT OF
COMMON STOCK                           15,072,000     15,000            -           -      1,869,000             -               -

SHARES FORFEITED BY
FOUNDERS                                        -          -   (1,000,000)     (1,000)         1,000             -               -

NET LOSS                                        -          -            -           -              -             -         (13,000)
                                      ---------------------------------------------------------------------------------------------

BALANCES, February 28, 1998            19,322,142   $ 19,000      764,858     $ 1,000   $ 15,334,000             -    $(15,503,000)
                                      =============================================================================================



SEE ACCOMPANYING NOTES.

                          MAGNA-LAB INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS; GOING CONCERN CONSIDERATION:

BACKGROUND/HISTORY - Since commencement of operations on February 10, 1992, Magna-Lab Inc. and Subsidiary (the "Company") has developed and intended to manufacture and market the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products which are smaller and cost less to own, install and operate than present "whole body" MRI systems. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations.

Since receiving US marketing clearance for the MAGNA-SL in September 1994 from the Food and Drug Administration, the Company sold and delivered four MAGNA-SL scanners. Three such sales were made to a related party with which the Company had entered into a sales, marketing and distribution agreement. The third scanner delivered to this related party has not been paid for by such related party and the Company has recorded a 100% valuation allowance for this receivable. The Company is presently unable to support this product and the passage of time may make it impossible to realize any value from this product.

CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a royalty and development company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 have included elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see
Note 4) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company has received a proposal from Elscint (the "Elscint Proposal") to support the license element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiations with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent an adequate opportunity for the Company's shareholders.

In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At February 28, 1998, only the Company's President and Chief Scientific Officer, is in the full time employ of the Company.

When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed.

In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program" - See
Note 13). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal. The December 1997 Financing is believed to be sufficient to fund the Company's operations for approximately six months, assuming success in its Debt Reduction Program and discussions with Elscint. Thereafter, or sooner if these assumptions are incorrect, the Company will require significant additional financing to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, negotiations regarding the Elscint Proposal and the development activities with MSSM.

The Company is continuing its efforts to: (1) raise additional capital, (2) complete the Elscint Proposal or enter into a strategic arrangement with others,
(3) complete the Debt Reduction Program and (4) move forward with the Cardiac MRI Initiative. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company will require additional capital.

GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of February 28, 1998, the Company had negative working capital, approximately $765,000 of liabilities, negative net worth of approximately ($149,000) and a development agenda which requires additional financing. Further, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $15.5 million since inception and has no present revenue. Losses have continued since February 28, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1998. The Company believes that its cash resources at February 28, 1998 are sufficient to fund its operations for approximately four months, after which it will be required to raise additional capital to continue its planned operations.

There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - In December 1997, the Company formed Cardiac MRI, Inc. as a wholly-owned subsidiary of the Company. The February 1998 consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

The February 1997 financial statements included herein are referred to as consolidated financial statements.

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

RESEARCH AND DEVELOPMENT COSTS - Costs of research and development activities are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory.

INVENTORIES - Inventories are stated at the lower of cost or market, generally on the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead (NOTE 10).

PROPERTY AND EQUIPMENT - Property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the declining balance method as follows:

                                                              Estimated
    Asset                                                    Useful life
    -----                                                    -----------
    Machinery and equipment                                    5-7 years
    Purchased software                                           5 years

REVENUE RECOGNITION - The Company recognized revenue when its products were shipped to and accepted or first used by the customer. The Company accrued the cost of the one-year warranty and service it offered to its customers. License revenue was recorded in the fiscal year ended February 28, 1997 for a non-refundable advance royalty received from Elscint. See, however, Notes 4 and 12.

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

NET (LOSS) PER SHARE - Net (loss) per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding, after, with respect to losses, subtracting certain shares which are forfeitable (and have been forfeited) unless certain events occur, from shares outstanding.

During the year ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15. SFAS 128 did not have an impact upon the reported net loss per share for the fiscal year ended February 28, 1998 or 1997.

Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net (loss) per common share.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 1998.

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

NOTE 3 -  RELATIONSHIP  WITH THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 have been made to MSSM during the fiscal year ended February 28, 1998. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above. At February 28, 1998, one month was accrued.

NOTE 4 - RELATIONSHIP WITH ELSCINT:

In June 1996, the Company and Elscint entered into an agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories, principally Europe, the Peoples Republic of China, parts of the Middle East and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems as defined therein, or to cure, as defined therein, shortfalls. Additionally, Elscint and the Company agreed to cooperate in various other matters. The Company agreed to provide certain ongoing research and development support which is no longer practical given the Company's resources. Elscint was granted a right of first negotiation on certain new products.

The  Company  was   obligated  to  complete   certain   development   tasks  and
enhancements, which, if not completed by November 1996, could result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties and has reserved all of its rights including to complete the tasks itself at the Company's expense or to terminate the agreement and seek damages from the Company. Elscint has presented to the Company the Elscint Proposal (SEE
NOTE 1) to assume the uncompleted tasks and make a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal requires a development payment of $500,000 plus certain support activities from the Company. The Company initially agreed to proceed with the Elscint Proposal but has been unsatisfied with certain aspects of Elscint's expressed plans and has had difficulties in making the required payments to initiate or complete the Proposal. The Company is still in discussions with Elscint regarding the Elscint Proposal but there can be no assurance that this proposal will go forward.

A third party indicated to the Company that it believes the agreement with Elscint comes within the terms of a Company engagement with that third party and that a fee is due them with respect thereto. During August 1997, the Company agreed with this third party to settle this matter for the issuance of 125,000 shares of the Company's Class A common stock.

NOTE 5 - DEPOSITS:

In August 1993, the Company made a $480,000 non-refundable deposit payment pursuant to an agreement with an unaffiliated European supplier of MRI components (consoles). Such agreement, as amended in July 1994, provided for purchases of consoles and the license of certain technology underlying the consoles. Such consoles would no longer be required under the Elscint proposal. As a result of the Plan of restructuring described in Note 1, the unamortized deposit of approximately $320,000 at February 28, 1997 was written off to restructuring charge. The Company believes that its prior relationship with this vendor may no longer be available. Further, it is possible that this vendor may assert damages against the Company for the Company's failure to proceed with plans which affect pricing of units delivered (volume discounts for volumes not realized) or for other costs or investments made by this vendor as a result of its relationship with the Company.

NOTE 6 - PROPERTY AND EQUIPMENT:

Property and equipment at February 28, 1998 consists of the following:






                                                                         1998
                                                                         ----
    Machinery and equipment                                           $ 360,000
    Purchased software                                                   49,000
                                                                       ---------
                                                                        409,000
    Less accumulated depreciation and amortization and write-downs     (392,000)
                                                                       ---------
                                                                      $  17,000
                                                                      ==========

          During the year ended February 28, 1997, the Company wrote down its property and equipment by approximately $400,000 in connection with the restructuring.


NOTE 7 - NOTES PAYABLE:

In February 1997, the Company issued a $75,000 promissory note payable to a shareholder, collateralized by certain accounts receivable and a MAGNA-SL system delivered to a related party but not paid for by that related party. The note is payable at prime (8.5% at February 28, 1998) plus 2% per annum and was due March 15, 1997. As of February 28, 1998, approximately $62,000 has been repaid and approximately $13,000 plus interest is in default.

Total cash interest paid in the year ended February 28, 1997 was approximately $19,000.

NOTE 8 - STOCKHOLDERS' DEFICIENCY:

GENERAL - The Company was incorporated on February 22, 1991 in the State of New York and commenced operations on February 10, 1992. All references to share or per share data in the Company's consolidated financial statements refer to amounts after a stock split, approved by the Board of Directors on October 29, 1992, of approximately 21,532 shares for one.

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

CLASS B COMMON STOCK FORFEITED IN FEBRUARY 1998 - Of the shares of Class B common stock outstanding, 1,000,000 shares were subject to forfeiture prior to February 28, 1998 and to be returned to the Company by the holders if certain conditions were not met by that date. Such conditions were not met and such shares are to be returned to the Company. Such shares are considered cancelled in the February 28, 1998 consolidated financial statements.

INITIAL PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - During the first quarter of fiscal 1994, the Company completed its initial public offering of 1,150,000 units of its equity securities (including exercise of the underwriter's over allotment option) yielding gross proceeds of $6.9 million (approximately $5.4 million, net of underwriting discounts and expenses). Each unit consisted of one share of Class A common stock, one redeemable Class A warrant (which entitled the holder to purchase one share of Class A common stock initially at $9.00 and included one redeemable Class B warrant) and one redeemable Class B warrant (which entitled the holder to purchase one share of Class A common stock initially at $13.50 per share). The Class A and Class B warrants were exercisable until March 1998 and were subject to redemption by the Company at $0.05 per warrant, upon 30 days' written notice, based upon maintenance of certain closing bid prices of the Class A common stock for a specific period. The warrants were also subject to adjustment under certain conditions including by virtue of various financings completed from July 1995 through December 1997. On March 30, 1998, such warrants expired according to their terms.

In connection with the initial public offering, the Company sold an option permitting the underwriter to purchase 100,000 units at an exercise price of $7.20 per unit, subject to adjustment upon certain issuances of additional securities including by virtue of various financings completed from July 1995 through December 1997. The units underlying the underwriter's option are identical to the units described above except that the Class A and Class B warrants contained therein are not subject to redemption by the Company. On March 30, 1998, such option expired according to its terms.

1995 PRIVATE PLACEMENT - During the year ended February 28, 1995, the Company made a private placement of an aggregate amount of $1.65 million principal amount of notes payable issued in November and December 1994 and five year warrants to purchase 825,000 shares of Class A common stock. Approximately $400,000 of such notes were repaid and the remaining $1,250,000 face amount of notes, together with accrued interest, warrants to purchase 625,000 shares of common stock and an additional cash payment were converted into 625,000 shares of common stock of the Company. The remaining warrants to purchase 200,000 shares are subject to adjustment for anti-dilution in certain circumstances and grant the holders certain other rights including those summarized below.

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

SECOND PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - In January 1996, the Company completed the public offering of 1,850,000 shares of Class A common stock and 925,000 Class E Warrants sold through an underwriter in units of two shares and one warrant. Each Class E Warrant entitles the holder to purchase one share of Class A common stock at $4.375 per share prior to December 26, 2000. The Class E Warrants are redeemable by the Company at $0.05 per share at any time that the average closing bid price of the Class A common stock is in excess of $5.6875 for twenty consecutive trading days. The offering yielded gross proceeds of $5.8 million (approximately $4.6 million net of offering discounts and expenses). The net proceeds were used to pay down certain indebtedness and to fund working capital and other requirements of the Company's production and sale of its first product, the MAGNA-SL.

1998 PRIVATE PLACEMENT OF COMMON STOCK - Pursuant to a private offering of securities beginning in October 1997, in December 1997 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined in Notes 1 and 3, including the initial funding of the agreement with the Mount Sinai School of Medicine.

STOCK OPTIONS AND WARRANTS - In December 1992, the Company adopted its 1992 Stock Option Plan (the "Plan") which, as amended in 1993 and 1995, provides for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 1,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

In May 1997, the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was in the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company repriced the outstanding options under the 1992 Stock Option Plan of selected individuals, who were identified by the Company's Board of Directors to have a continuing role in the Company's plan of restructure and having exercise prices above $2.00 per share, with new stock options at an exercise price of $0.25 per share. In aggregate, 750,000 options were repriced. In addition, in recognition of their efforts to advance the plan of restructuring, the Company awarded, subject to shareholders' approval, 910,000 new options at $0.25 per share to certain individuals. 660,000 of such options were granted for a five-year term, immediately exercisable, while 250,000 of such options would be exercisable ratably over three years. The Company may be required to record a compensation charge in the future for stock option awards which are subject to stockholder approval. Such charge would be required if the fair market value of the underlying common stock at the date of shareholder approval is in excess of the exercise price of the options. Stock option activity for the years ended February 28, 1998 and 1997 (giving retroactive effect to the May 1997 repricing to the beginning of the February 28, 1997 period presented) is as follows:

                                                          1998                         1997
                                                ------------------------      -------------------------
                                                  Shares                        Shares
                                                   Under                         Under
                                                  Option       Price            Option        Price
                                                ------------------------      -------------------------

         Beginning                                950,000  $0.25 - $2.81        983,500   $0.25 - $2.81
         Canceled                                (672,500) $0.25 - $2.81         41,000   $2.50
         Granted                                  910,000  $0.25                  7,500   $0.25
                                                -------------------------------------------------------

         End                                    1,187,500  $0.25                950,000   $0.25 - $2.81
                                                =======================================================

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 938,000 and 950,000 were exercisable at February 28, 1998 and 1997, respectively.

PRO-FORMA INFORMATION - The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined on the fair value at the date of grant of awards in the year ended February 28, 1998 consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have increased to the pro-forma amounts indicated below:

Net loss, as reported                                              $(   13,000)
Net loss, pro-forma                                                $(   65,000)
Loss per common share, basic and diluted, as reported              $(     0.00)
Loss per common share, basis and diluted, pro-forma                $(     0.01)

Because the SFAS 123 method of accounting has not been applied to options granted prior to March 1, 1997, the resulting pro-forma compensation cost may not be representative of that to be expected in the future. The pro-forma expense for fiscal 1997 was not significant.

The fair value of each option grant under SFAS 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 6%; no dividend yield; option lives of five years and expected volatility of 150%.

COMMON STOCK SUBSCRIBED AND TO BE ISSUED - Pursuant to the January 1997 subscription agreements, the Company sold 300,000 shares of its Class A common stock in a private placement with accredited investors for $100,000. Such shares were issued in the fiscal year ended February 28, 1998.

In connection with the August 1997 settlement of a dispute with a third party (SEE NOTE 3), the Company has agreed to issue 125,000 shares of its Class A common stock. At the date of settlement, such shares were valued at $40,000 (approximately $0.31 per share).

NOTE 9 - DISTRIBUTION AGREEMENTS/RELATED PARTY RECEIVABLE WRITTEN OFF:

The Company entered into various distribution and sales representation agreements covering the sale of the MAGNA-SL, all of which are inoperative or inactive at February 28, 1998. Such agreements included an exclusive arrangement for fee-for-service leasing, mobile applications, veterinary uses and certain overseas markets with an entity (Beta Numerics, Inc., "Beta"), a privately held company whose shareholders included two directors and beneficial owners of the Company's stock and one former director and still beneficial owner of the Company's stock who resigned as a Director in December 1996. In the fiscal year ended February 28, 1997, the Company established a valuation allowance for 100% of a receivable from Beta, net of deposits (approximately $256,000) due to non-payment.

NOTE 10 - PROVISION FOR RESTRUCTURING COSTS:

In connection with its plan to restructure its existing business and reposition itself into a royalty and development company in the near term (SEE NOTE 1), in February 1997, the Company recorded a restructuring charge of $1,489,000 detailed as follows:

           Write down of property and equipment due to the
            elimination of production and facility              $       400,000
           Inventory write-downs relating to discontinuance
            of product line                                             532,000
           Write-off of nonrefundable deposits, net                     332,000
           Provision for early cancellation of leases                   184,000
           Other                                                         41,000
                                                                ---------------

                                                                $     1,489,000
                                                                ===============

During  the  fiscal  year  ended  February  28,  1998,   the  Company   utilized
approximately $85,000 of a restructuring accrual primarily for lease termination costs.

At February 28, 1998, approximately $150,000 of the restructuring reserve remains on the consolidated financial statements of the Company.

NOTE 11 - INCOME TAXES:

At February 28, 1998, the Company had net operating loss carryforwards of approximately $13.8 million to offset future income subject to tax and approximately $480,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $4.8 million of federal and $1 million of state deferred tax assets at February 28, 1998. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

A change in the ownership of a majority of the fair market value of the Company's common stock could possibly delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such a change may have occurred in 1993 at a time when net operating losses (subject to limitation) were less than $2 million. The Company believes that other issuances of stock, including a significant issuance of common stock in December 1997 also triggered an additional change and new limitation.

Such carryforwards and credits expire through 2013.

NOTE 12 - OTHER MATTERS:

INTELLECTUAL PROPERTY RIGHTS - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements.

OBLIGATIONS UNDER CAPITAL LEASES - During the year ended February 28, 1997, the Company made approximately $83,000 of purchases of property and equipment on a leased basis which did not involve the outlay of cash. At February 28, 1997, the Company was in default of its lease arrangements for non-payment and accordingly, the aggregate unpaid balance of $74,000 has been reflected in current liabilities at February 28, 1997. The collateral for each of these lease arrangements was returned subsequent to February 28, 1997 as part of efforts to settle these leases. Certain lease obligations have been settled and others are still being discussed with the lessors.

RELATED PARTY TRANSACTIONS - A director of the Company, who is also a principal owner of a company which owns stock in the Company, is a partner in a law firm which has provided legal services to the Company. Fees paid to such firm in the fiscal years ended February 28, 1998 and 1997 were approximately $100,000 and $125,000, respectively, net of significant amounts written off by that firm.

RENT EXPENSE - Rent expense related to the facility lease that has been terminated was approximately $57,000 (a portion of which was charged to the restructuring accrual) and $141,000 for the years ended February 28, 1998 and 1997, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - By November 30, 1997, the Company had recorded liabilities of approximately $2,528,000 (unaudited), no cash and no other assets which were realizable in the near-term. After a period of seeking new investment into the Company to advance the Plan, new investors were identified. The new investors indicated their willingness to invest in the Company's Plan if certain conditions were met including the reduction of recorded liabilities by a very material amount. In approximately October, 1997, with the assistance of reorganization counsel retained for this purpose, the Company commenced the Debt Reduction Program. Under the Debt Reduction Program, the Company commenced a program of contacting its creditors, informing them of the Company's dire financial condition, advising such creditors of the Debt Reduction Program agreed to with the potential new investors and the Company's willingness to settle liabilities for a reduced amount.

In December 1997, the Company offered to settle claims by non-executive employees of the Company for unpaid payroll and expenses of an aggregate of approximately $133,000, representing the approximate amount recorded by the Company for such liabilities. Executive employees of the Company were offered the opportunity to settle the liability for amounts due them for compensation for a reduced amount aggregating approximately $150,000. Virtually all of the former, and in the case of the Company's President and Chief Scientific Officer, ongoing employees have agreed to such arrangements and have signed releases of liability for amounts due them .

The Company has had several judgments entered against it for liabilities. The largest of these judgments consist of: (1) an October 1997 judgment for $300,000 entered against the Company in an action commenced by a vendor to recover amounts alleged to be due from the Company and (2) a May 1997 judgment in favor of a former landlord for approximately $120,000. Prior to December 31, 1997, the vendor in (1) above agreed to settle the $300,000 judgment for $150,000 and the former landlord in (2) above agreed to settle the $120,000 judgment for $100,000. Both settlements are materially less than the amount that had been accrued.

The Company has offered its trade and other creditors the opportunity to settle the Company's obligations to them for a reduced amount. As of February 28, 1998, certain vendor claims have been agreed to be settled for reduced amounts and efforts are still in process to settle remaining amounts in an orderly manner.

In total, approximately $1,600,000 of liabilities at November 30, 1997 has been either paid or agreed to be reduced. The difference between recorded payables and accruals and amounts paid for settlement has been included in other income in the consolidated financial statements. In additional, approximately $490,000 of recorded liabilities has been evaluated by the Company and written-off as items which will not require a payment from the Company. Such amount has similarly been included in other income in the consolidated financial statements.

The Company has received statements of account from one vendor for amounts (approximately $132,000 plus claimed interest) materially in excess of amounts recorded by the Company (approximately $22,000) for amounts alleged to be due from this vendor. The vendor statements indicate billings of approximately $83,000 in January 1997 and $16,000 in April 1997 for components fabricated which were not received by the Company. The Company does not have a record of being billed for such amounts nor for receipt of such fabricated components. This matter is being investigated for resolution.

The Company's Debt Reduction Program is ongoing and the Company is the subject of several threatened, and certain actual, legal actions for nonpayment of obligations. Various creditors have threatened the Company with litigation to recover amounts due them and some of these parties have retained counsel who have contacted the Company regarding these claims. While the Company has had success in reducing its liabilities and negotiating with its creditors and others in accordance with the Plan and the Debt Reduction Plan, the ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the consolidated financial statements.

WARRANTY, SERVICE, PRODUCT LIABILITY - The Company has been unable to honor its obligations for warranty and service for the MAGNA-SL since approximately March 1997. Additionally, product liability claims relating to the MAGNA-SL may be asserted against the Company. If such claims are asserted against the Company, there can be no assurance that the Company will have sufficient resources to defend against any such claim or satisfy any such successful claim. The Company had product liability insurance which was terminated during 1997 for non-payment of insurance premiums. In the event of an uninsured or inadequately insured product liability claim, the Company's business and financial condition could further be materially adversely affected.

AGREEMENT WITH ELSCINT - Elscint has informed the Company on several occasions, including in May 1998, that it believes the Company to be in default of its obligations under the June 1996 agreement with Elscint described in Note 4. Elscint may assert damages against the Company. The Company has not recorded any liability to its consolidated financial statements for this contingency because it is unable to determine what, if any, liability it could have to Elscint after any defenses and counterclaims which it may make against Elscint. The Company's intention is, and it continues to work toward, a negotiated settlement of the business issues (including the "Elscint Proposal" described in Note 1) with Elscint.

ITEM 8: CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS.

                                      NONE

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT:

         The Company's Directors and executive officers are as follows:

         Name                      Age           Positions with the Company
---------------------------------------- ---------------------------------------
Daniel M. Mulvena (2)              50       Chairman of the Board, Chief
                                            Executive Officer and Acting Chief
                                            Financial Officer
Lawrence A. Minkoff, Ph.D.         49       President and Chief Scientific
                                            Officer
Joel Kantor (1)                    41       Director
Michael J. Rosenberg (2)           70       Director
Irwin M. Rosenthal, esq. (1)(2)    69       Director
Louis E. Teichholz, M.D.   (1)     56       Director
----------
(1)      Member of the Compensation Committee
(2)      Member of the Audit Committee

     DANIEL M. MULVENA has been the Company's Chairman and Chief Executive Officer since March 1998 and a consultant to the Company since February 1997. Mr. Mulvena devotes such time as is necessary to the business and affairs of the Company. Mr. Mulvena is Co-Chairman of the Board of EcoCath, Inc., a publicly traded medical technology company and serves as a consultant to and/or on the Boards of several privately-held and publicly-held medical technology companies including publicly-held companies Thoratec Laboratories, Inc. and Zoll Medical Corporation. Mr. Mulvena is the principal owner of Commodore Associates, a private firm providing consulting services to medical technology companies.

     Mr. Mulvena has served the Mansfield Division of Boston Scientific Corporation, a publicly traded corporation which manufactures and sells minimally invasive medical products ("BSC"), from 1992 through 1995 including as Vice-President and General Manager and ultimately as Group Vice-President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of BSC. From 1989 through 1991, Mr. Mulvena was Chairman, President and Chief Executive Officer of, and from 1991 through 1992 was a consultant to, Lithox Systems, Inc., a developer and manufacturer of medical devices. From 1980 to 1989, Mr. Mulvena served in various executive capacities with Bard Implants and Bard Cardiosurgery, all divisions of C.R. Bard, Inc. C.R. Bard, Inc. is a leading worldwide manufacturer of medical devices. Mr. Mulvena has served as Co-Chairman of the Board of Directors of Life Medical Sciences, a publicly traded corporation engaged in the research and development of technologies for use in medical applications.

     LAWRENCE A. MINKOFF, PH.D., the Company's President and Chief Scientific Officer is a co-founder of the Company and has served as Chairman of the Board, President and Chief Executive Officer from inception in February 1991 until March 1998. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc., a predecessor of the Company. Dr. Minkoff continues as President of Minkoff Research Labs, Inc. The Predecessor is a principal shareholder of the Company and prior to the formation of the Company conducted the development activities relating to certain of the Company's current technology. From October 1989 to February 1992, Dr. Minkoff was engaged in the development of MRI technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of nuclear magnetic resonance for scanning the human body. Dr. Minkoff served as a member of its Board of Directors from January 1985 to February 1989.

      JOEL S. KANTOR, has served as a Director of the Company since March 1998. Mr. Kantor is the Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company which provides different forms of financing to small businesses, including, through its subsidiaries, equity financing to start-up and early stage businesses, bridge financing and institutional financing.

     Mr. Kantor serves on the Boards of several public companies including Encore Medical Corporation (NMS), Greystone Medical Group, Inc. (OTC Bulletin Board), I-Flow Corporation (Nasdaq), and Paragon Health Network, Inc. (NYSE).

     MICHAEL J. ROSENBERG, has been a Director of the Company since March 1998. Since 1996, Mr. Rosenberg has been an independent consultant. From 1960 - 1996 Mr. Rosenberg was Executive Vice President of Rosenthal & Rosenthal Inc. Mr. Rosenberg serves on the Board of several public companies including DVL Inc. and Deotexis.

     IRWIN M. ROSENTHAL, ESQ., has served as a Director of the Company since February 1992. He has served as a senior partner at Rubin Baum Levin Constant & Friedman since December 1991. From December 1989 to December 1991, he served as a partner at Baer Marks Upham, and from 1983 to December 1989, as a senior partner at Botein Hays & Sklar. Mr. Rosenthal is a director of Life Medical Sciences, Inc., and EchoCath, Inc. and serves as secretary and director of Magar Inc., a principal shareholder of the Company.

     LOUIS E. TEICHHOLTZ, M.D., has served as a Director of the Company since March 1998. Dr. Teichholz practices medicine with a specialty in cardiology at the Hackensack Medical Center in Hackensack, New Jersey.

ITEM 10: EXECUTIVE COMPENSATION.

     The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended February 28, 1998 (the "Named Executive Officers"). Only those columns which call for information applicable to the Company or the Named Executive Officers for the periods indicated have been included in such tables.

SUMMARY COMPENSATION TABLE
                                                                                                LONG TERM
                                             YEAR          ANNUAL                              COMPENSATION
                                             ENDED      COMPENSATION                             OPTION/
NAME & PRINCIPAL POSITION                   FEB. 28      SALARY ($)          BONUS ($)           SAR (#)
-------------------------                   -------      ----------          ---------           -------

Daniel Mulvena, Chairman of the Board,       1998        $ 42,000                   -            250,000
Chief Executive Officer
Lawrence A. Minkoff, Ph.D., President        1998        $ 93,334(a)                -            150,000
and Chief Scientific Officer                 1997        $112,000                   -                  -
                                             1996        $112,000                   -            100,000
-------------

(a) Net of approximately $18,666 due to Dr. Minkoff for services rendered and forgiven by him under the Debt Reduction Program.

See "Report on Repricing of Options" regarding options granted to Dr. Minkoff in prior fiscal years.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers of the Company.

INDIVIDUAL GRANTS
                                                            % OF TOTAL
                                                            OPTIONS/SARS
                                           OPTIONS/          GRANTED TO     EXERCISE OR
                                             SARS           EMPLOYEES IN     BASE PRICE
NAME                                      GRANTED(#)        FISCAL YEAR      ($/SHARE)      EXPIRATION DATE
----                                     -----------        -----------      ---------      ---------------

Daniel M. Mulvena                        250,000 (a)           27%             $0.25        May 2003 (1/3),
                                                                                            May 2004 (1/3),
                                                                                            May 2005 (1/3)
Lawrence A. Minkoff, Ph. D.              150,000 (a)           17%             $0.25           May 2002
-----------------

(a) A portion of which are subject to shareholder approval. See "Report on Repricing of Options" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 1998 and the value of unexercised options held by them at the fiscal year-ended February 28, 1998.

                                                                        NUMBER OF              VALUE OF UNEXERCISED
                                                                        UNEXERCISED            IN-THE MONEY
                                                                        OPTIONS/SARS AT        OPTIONS/SARS
                                       SHARES                           F/Y END (#)            AT F/Y END ($)
                                       ACQUIRED ON     VALUE            EXERCISABLE/           EXERCISABLE/
NAME                                   EXERCISE(#)     REALIZED($)      UNEXERCISABLE          UNEXERCISABLE(1)
----                                   -----------     -----------      -------------          ----------------

Daniel M. Mulvena                            0              0            -0-/250,000             $-0-/$15,000
Lawrence A. Minkoff, Ph. D.                  0              0            250,000/-0-             $15,000/$-0-
---------------
(1)  Based  on a  closing  price of $.31  per  share of Class A Common  Stock on
     February 28, 1998, less the exercise price.

REPORT ON REPRICING OF OPTIONS

     In May 1997, the Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. The Board concluded that such retention was particularly important given the Company's severely strained financial situation and the sacrifices made by the key directors and employees to work without current pay and put forth their own cash, and other personal sacrifices, to support the Company's Plan. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value. On May 7, 1997, the Board of Directors repriced the outstanding options of selected individuals under the 1992 Stock Option Plan who were identified by the Board to have a continuing role in the Company's Plan of restructure with exercise prices above $2.00 per share with new stock options at an exercise price of $0.25 per share. The bid price for the Class A Common stock on Nasdaq on that date was $0.22. 100,000 options were repriced for each of Messrs. Minkoff & Stutman. In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine and the results of the preliminary work with Mount Sinai School of Medicine, the Board awarded new options (subject to the Shareholder Approval) at $0.25 per share to Dr. Minkoff (150,000), Dr. Stutman (Chief Operating Officer of the Company until June 1997) (125,000), Mr. Rosenthal (150,000), Dr. Moskowitz (150,000), Mr. Kenneth C. Riscica (Chief
Financial Officer of the Company until April 1997 and a consultant to the Company thereafter) (75,000) and the consultant for the restructure plan, Mr. Mulvena (250,000). Each of the new options were granted for a five year period of exercise with all options except Mr. Mulvena's being immediately exercisable. Mr. Mulvena's options are exercisable ratably over a three-year period commencing in May 1997.

EMPLOYMENT AGREEMENTS

     There are no employment agreements with any of the Company's employees. Dr. Minkoff continues to receive compensation at the rate of compensation indicated in his prior contract which expired on February 28, 1997 as described below.

     On February 28, 1992, the Company entered into three year employment agreements, as extended to February 28, 1997, with Dr. Lawrence A. Minkoff, then its Chairman of the Board, Chief Executive Officer and President, and Dr. Joel
M. Stutman, then its Vice President, Chief Operating Officer (the "Employment Agreements"). The Employment Agreements provided for salary of $112,000 per annum, for the fiscal years ended February 1994, 1995, 1996 and 1997. In June 1997, Dr. Stutman resigned his position as Director and Vice President - Operations. Each Drs. Minkoff and Stutman had agreed not to disclose to anyone confidential information of the Company during the term of his employment or thereafter and will not compete with the Company for a period of 24 months following termination of his employment. All work, research and results thereof, including, without limitation, inventions, processes or formulae made, conceived or developed by Dr. Minkoff or Dr. Stutman during the term of employment which are related to the business, research and development work or field of operation of the Company shall be the property of the Company. DIRECTORS' COMPENSATION The Company does not presently pay cash compensation to its outside Directors for attendance at Board or committee meetings. Outside Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors. In 1993 Mr. Rosenthal was awarded options to purchase 25,000 shares of Class A Common Stock of the Company at an exercise price of $6.00 per share and expiring in 1998. In February 1995, Mr. Rosenthal and Dr. Moskowitz were awarded options to purchase 75,000 and 100,000 shares, respectively, of Class A Common Stock of the Company at an exercise price of $2.50 per share, and an option held by Mr. Rosenthal to purchase 25,000 shares at $6.00 was cancelled and regranted with an exercise price of $2.50. Each such option expires in February of 2000. In January 1996, Mr. Rosenthal was granted an option to purchase 25,000 shares of Class A Common Stock at $2.63 and expiring in 2001. In May 1997, as discussed further in Report on Repricing of Options, above, the options granted to Messrs. Rosenthal and Moskowitz were regranted at an exercise price of $0.25 per share and with a five year term. Additionally, at that time Messrs. Moskowitz and Rosenthal were each granted (subject to Shareholder Approval) options for an additional 150,000 shares
(each) of Class A Common Stock. See "Option/SAR Grants in Last Fiscal Year" regarding these options and for options granted to Drs. Minkoff and Stutman and for options repriced in May of 1997.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of April 30, 1998 for (i) each of the Company's directors and the executive officers named in the Summary Compensation Table, (ii) each person known by the Company to own beneficially 5% or more of the outstanding shares of any class of its voting securities and (iii) all directors and executive officers as a group.

                                                                                     PERCENTAGE
                                                         NUMBER OF                     OF TOTAL
                                          CLASS OF       SHARES         PERCENT      CLASS A AND     PERCENTAGE OF
NAME AND ADDRESS                          COMMON         BENEFICIALLY     OF           CLASS B       TOTAL VOTING
OF BENEFICIAL OWNER (1)                   STOCK (2)      OWNED(3)       CLASS(4)   COMMON STOCK(4)   POWER (2)(4)
-----------------------                   ---------      --------       --------    ------------     ------------

Daniel M. Mulvena  (5)                    Class A          83,333         0.4%          0.4%             0.4%
Lawrence A. Minkoff, Ph.D. (6)(7)         Class A         250,000         2.6%
                                          Class B         238,915        31.2%
                                                          -------
                                                          488,915                       2.4%             6.2%
                                                          -------
Irwin M. Rosenthal (8)(9)(11)             Class A         650,000         3.2%
                                          Class B          48,496         6.3%
                                                           ------
                                                          698,496                       3.5%             3.8%
                                                          -------
Robert M. Rubin (13)                      Class A       2,400,000        12.3%         11.9%            10.3%
Abbe/Berman "Group" (14)                  Class A       2,000,000        10.3%          9.9%             8.6%
Coleman Abbe (14)                         Class A         500,000         2.5%          2.5%             2.2%
Richard Abbe (14)                         Class A         500,000         2.5%          2.5%             2.2%
Leo Abbe (14)                             Class A         500,000         2.5%          2.5%             2.2%
Jeffrey Berman (14)                       Class A         500,000         2.5%          2.5%             2.2%
Eileen Kaplan (15)                        Class A       1,000,000         5.1%          4.9%             4.3%
Lawrence Kaplan and Helaine Kaplan (15)   Class A       1,000,000         5.1%          4.9%             4.3%
Fred Kassner (15)                         Class A       1,050,000         5.4%          5.2%             4.5%
Cynthia R. May(12)                        Class A       1,109,606         5.7%          5.4%             4.7%
Theodore J. Murin (12)                    Class A       1,072,706         5.5%          5.3%             4.6%
Dr. Herbert Moskowitz (8)(9)(11)          Class A         560,936         2.8%
                                          Class B         267,265        34.9%
                                                          -------
                                                          828,201                       4.1%             8.1%
                                                          -------
Minkoff Research Labs, Inc. (7)           Class B         238,915        31.2%          1.1%             5.1%
Harry Minkoff (7)                         Class B         238,915        31.2%          1.1%             5.1%
Dr. Teichholtz (15)                       Class A         200,000         1.0%          1.0%             0.9%
Joel M. Stutman, Ph.D. (5)                Class B         185,969        24.3%          9.8%             4.0%
Magar Inc.(8)                             Class B          48,496         6.3%          0.2%             1.0%
Martin D. Fife (8)(9)                     Class B          48,496         6.3%          0.2%             1.0%
All Executive Officers and Directors as   Class A       1,183,333         5.8%
a Group (4 persons)                       Class B         287,411        37.5%
                                                          -------
                                                        1,470,744                       7.0%             6.1%
                                                        ---------
(see following page for notes)
----------------------

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Beneficial ownership of Class B Common Stock reflects the forfeiture of an aggregate of 1,000,000 shares on February 28, 1998 upon the failure of certain criteria to be achieved.
(4) Based upon 19,422,142 shares of Class A Common Stock and 764,858 shares of Class B Common Stock outstanding (after subtracting 1,000,000 shares forfeited by the holders on February 28, 1998) and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or become exercisable within the next 60 days.
(5) The address for Mr. Mulvena is c/o Magna-Lab Inc., P.O. Box 780, Syosset, NY 11791. Includes options which have become exercisable in May 1998.
(6) The address for Dr. Minkoff is c/o Magna-Lab Inc., P.O. Box 780, Syosset, NY 11791. Includes currently exercisable options to purchase 250,000 shares of Class A Common Stock, including shares underlying options which are subject to shareholder approval. Reflects the forfeiture of 273,042 shares of Class B common stock on February 28, 1998.
(7) Dr. Lawrence A. Minkoff and Harry Minkoff are each officers and directors and principal shareholders of Minkoff Research Labs, Inc. and as such may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Minkoff Research Labs, Inc. Harry Minkoff is the father of Lawrence A. Minkoff. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Minkoff Research Labs, Inc. Reflects the forfeiture of 273,042 shares of Class B common stock on February 28, 1998.The address for Minkoff Research Labs, Inc. and for Harry Minkoff is P.O. Box 338, Locust Valley, NY 11560.
(8) Dr. Moskowitz and Messrs. Rosenthal and Fife are each officers and directors and principal stockholders of Magar Inc. As such, these individuals may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Magar Inc. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Magar Inc. The address of these individuals is c/o Magar Inc., 30 Rockefeller Plaza, New York, NY 10112.
(9) Includes 48,496 shares (after forfeiture of 55,424 shares on February 28, 1998) of Class B Common Stock owned by Magar Inc.
(10) Class A Common Stock beneficially owned includes 150,900 shares of Class A Common Stock(including 2,100 shares of stock held by Dr Moskowitz' wife), approximately 52,345 shares of Class A Common Stock issuable pursuant to Class A Warrants (exercisable at approximately $8.16 per share), approximately 77,691 shares of Class A Common Stock issuable pursuant to Class B Warrants (exercisable at approximately $12.25 per share), 15,000 shares of Class A Common Stock issuable pursuant to Class E Warrants (exercisable at $4.375 per share) and options to acquire an aggregate of 100,000 shares of Class A Common Stock. Class B Common Stock beneficially owned includes 468,750 shares held by Dr.Moskowitz and the shares held by Magar Inc. (see notes 7 and 8).
(11) Includes currently exercisable options to purchase an aggregate of 250,000 shares of Class A Common Stock.
(12) Includes 272,706 shares owned by Marathon Investments, L.L.C. and with respect to which Ms. May & Mr. Murin share investment and voting power. Amounts for Ms. May also include 826,900 shares of Class A Common Stock owned of record by GRQ L.L.C. and 10,000 shares of Class A Common Stock underlying Class E Warrants (exercisable at $4.375 per share) owned of record by GRQ L.L.C. The address for each of Ms. May & Mr. Murin is c/o Marathon Investment, L.L.C. is 13260 Spencer Road, Hemlock, Michigan 48626.
(13) The address for Mr. Rubin is c/o Lawrence A. Minkoff, P.O. Box 780, Syosset, NY 11791.
(14) The address for each of Messrs. Coleman Abbe, Richard Abbe, Leo Abbe and Jeffrey Berman is c/o Hampshire Securities Corp., 640 Fifth Avenue, New York, NY 10016. Such reporting persons may be deemed to be part of a "group" and such reporting persons disclaim any such "group" membership. The "Abbe Group" reflects such amounts as though such reporting persons were a member of a "group" (which they disclaim).
(15) The address for these individuals is c/o Magna-Lab Inc., P.O.Box 780, Syosset, NY 11791.

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

     In December 1994 the Company sold for $1,250,000 a total of $1,250,000 principal amount (including $500,000 to Marathon Investments, L.L.C. and $500,000 to Fred Kassner) of 12% bridge notes payable in December 1995 (or upon the earlier completion of a public or private offering of securities) and five year warrants to purchase a total of 625,000 shares (including 250,000 to Marathon Investments, L.L.C. and 250,000 to Fred Kassner) of Class A Common Stock at $2.85 (subject to adjustment) in a private placement. During July and August 1995, all of the holders of $1,250,000 principal amount of the 12% Notes converted their 12% Notes (together with accrued interest), Class D Warrants to purchase 625,000 shares of Class A Common Stock (at an exercise price of $2.85 per share) and an additional $166,667 in cash (including $100,000 from Marathon Investments, L.L.P. and $66,667 from Fred Kassner) into 625,000 shares of Class A Common Stock. Ms. Cynthia May, who served on the Board of Directors from January to December 1996, is a beneficial owner and officer of Marathon Investments, L.L.C. In November 1995, Ms. May loaned to the Company $100,000 under a 10% note which was paid in January 1996. During December 1995, $75,000 of this amount was repaid and then reborrowed. During February 1997, Fred
Kassner loaned the Company $75,000 under a Note due March 15, 1997, bearing interest at prime plus 2% and secured by certain amounts receivable form the taxing authorities of the United Kingdom and the machine delivered to a related party (Beta Numerics, Inc.-see following paragraph) in December 1996 but not paid for by that party. $62,000 of the Note has been repaid and $13,000, plus interest, is in default.

     In December 1994, the Company entered into a sales, marketing and distribution agreement with Beta Numerics, Inc. ("Beta"). Beta is a private company, two founders and stockholders of which are Dr. Herbert Moskowitz and Mr. Irwin Rosenthal, each of whom was at the time a director and stockholder of the Company. Further, the Company believes that Marathon Investments, L.L.P. and Fred Kassner also have financial investments in Beta. Under the agreement, Beta was granted the following rights: (i) an exclusive worldwide right to distribute the Company's MAGNA-SL on a fee-for-service lease basis, (ii) a non-exclusive right to act as an additional leasing source for customers preferring to lease rather purchase the Company's scanners, (iii) an exclusive worldwide right to distribute the MAGNA-SL in the veterinary market, (iv) an exclusive worldwide right to distribute mobile versions of the MAGNA-SL which may be developed in the future and (v) an exclusive right to distribute the MAGNA-SL in certain territories other than the United States. The agreement, which had a term of ten years (subject to renewal by Beta for an additional ten year period), is terminable by the Company if Beta fails to place orders for a minimum of eight scanners in year one, 16 scanners in year two and 24 scanners in each year thereafter. Beta has not placed such required orders. Under the agreement, the purchase price to be paid was to be at a minimum discount of 15% from the then list price. The Company was required to offer Beta any better pricing, or other terms, with respect to the same number of units, offered to any other customer. Beta had agreed to fund up to $350,000 of expenses in connection with the development of a mobile version of the MAGNA-SL, subject to its right to terminate such funding if it determines that such development is not advantageous. Beta had not met its minimum unit commitments under the agreement. Through May 31, 1996, Beta had paid the Company approximately $1,075,000, representing payment on the first system delivered, deposits on another six additional scanners and advance payments for development of the mobile version. Four of the deposits received from Beta do not represent orders, and under the present relationship with Beta, will not be converted to orders. In February and April 1996, the Company returned an aggregate of $110,000 in deposits to Beta at Beta's request. Beta has asserted that the Company is not servicing Beta's scanners. Under the current circumstances, the continuing viability of the Beta agreement is unlikely. Beta owed the Company approximately $345,000 with respect to a machine shipped in December 1996 and the Company owed Beta $100,000 based on a customer deposit. Both the receivable and payable were written off in connection with the $1.5 million restructuring charge recorded to the fourth quarter ending February 28, 1997.

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

         Exhibit No.

               (27)      Financial Data Schedule

         (B)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 1998.

                                                    SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGNA-LAB INC.
Dated: May 28, 1998
                                            By: /s/Daniel M. Mulvena
                                            Daniel Mulvena
                                            Chairman of the Board and
                                            Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                Title                    Date
    ---------                                -----                    ----

/s/Daniel M. Mulvena                 Chairman of the Board
    Daniel M. Mulvena                and Chief Executive
                                     Officer (principal executive
                                     and financial officer)         May 28, 1998


/s/Lawrence A. Minkoff
   Lawrence A. Minkoff, Ph.D.        President and Chief            May 28, 1998
                                     Scientific Officer

/s/Joel Kantor
    Joel Kantor                      Director                       May 28, 1998


/s/Michael J. Rosenberg
    Michael J. Rosenberg             Director                       May 28, 1998


/s/Irwin M. Rosenthal
   Irwin M. Rosenthal                Director                       May 28, 1998


/s/Louis E. Teichholz
    Louis E Teichholz, M.D.          Director                       May 28, 1998

                                INDEX TO EXHIBITS
EXHIBIT
    NO.                             DESCRIPTION

 1.1 Form of Underwriting Agreement between the Company and the Representative. (7)
 1.2     Form of Representative's Warrant Agreement. (7)
 1.3 Form of Merger and Acquisition Agreement between the Company and the Representative. (7)
 1.4 Form of Financial Consulting Agreement between the Company and the Representative. (7)
 3.1     Restated Certificate of Incorporation of  the Company. (1)
 3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (3)
 3.1(b)  Certificate of Amendment of Restated Certificate of Incorporation (4).
 3.2     By-Laws of the Company. (1)
 3.2(a)  Amendment to By-Laws of the Company. (3)
 4.1 Form of Class E Warrant Agreement among the Company, the Representative and American Stock Transfer and Trust Company. (7)
 4.2     Form of Specimen Class A Common Stock Certificate. (3)
 4.3     Intentionally omitted
 4.4     Intentionally omitted
 4.5     Intentionally omitted
 4.6     Form of Specimen Class E Warrant Certificate. (7)
 5.1     Opinion of Rubin Baum Levin Constant & Friedman re: legality. (7)
10.1     1992 Stock Option Plan of the Company, as amended. (7)
10.2 Form of Stock Restriction Agreement among the Company, Class B Common shareholders of the Company and D.H. Blair Investment Banking Corp. (2)
10.3 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.4 Employment Agreement, dated February 28, 1992, between the Company and Dr. Joel M. Stutman. (1)
10.4(a) Letter Agreement dated February 28, 1995 between the Company and Dr. Joel M. Stutman. (7)
10.5 Employment Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.5(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Lawrence A. Minkoff. (7)
10.6 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 10% notes and Class C Warrants. Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320)
10.7 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 12% Notes and Class D Warrants. Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.8 Sales, Marketing and Distribution Agreement between Beta Numerics Inc. and Magna-Lab Inc. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.9(a) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Kurt Isselbacher. (2)
10.9(b) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Valentin Fuster. (3)
10.9(c) Medical Advisory Board Agreement between the Company and Dr. Thomas Brady. (3)
10.10 Lease dated February 28, 1992 between Grumman Aerospace Corporation and the Company. (1)
10.11 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company . (1)
10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)
10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)
10.15    Employment Agreement between the Company and Kenneth C. Riscica. (5)
10.16 Form of Consulting Agreement between the Company and D.H. Blair Investment Banking Corp.(3)
10.18 Agreement between Magna-Lab Inc. and Surrey Medical Imaging Systems Limited dated August 23, 1993. Incorporated by reference to Exhibit
         10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 File No. 0-211320)
10.19 Letter Amendment dated December 8, 1993 to Agreement with Surrey Medical Imaging Systems Limited.Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 (File No. 0-21320)
10.19(a) Letter of amendment dated July 11, 1994 to agreement with Surrey
         Medical Imaging Systems Limited.  Incorporated  by reference to exhibit
         10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1994. (File Number 0-21320)
10.20 Foreign Distributorship Agreement and Coordination Foreign Distributor Agreement between Magna-Lab Inc. and Apic-Medarax dated January 22, 1994. (5)
10.20(a) Letter amendment dated September 1, 1994 to Foreign Distributor
         Agreement dated January 22, 1994. Incorporated by reference to Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994. (7)
10.20(b) Letter amendment dated October 20, 1995 to Foreign Distributor
         Agreement dated January 22, 1994. (7)
10.21 Form of stock option agreement between the Company and each non executive option holder. (5)
10.22 Medical Advisory Board Agreement, dated January 19, 1994, between the Company and Dr. William Abbott. (5)
10.23 Form of Underwriting Agreement, dated March 30, 1993, between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index.
10.24 Form of Unit Purchase Option, dated April 6, 1993 between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to
         Exhibit 1.2 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index
10.25 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. and American Stock Transfer and Trust Company.(3)
10.26 Placement Agent Agreement, dated as of June 20, 1995, among the Company, the Representative and, for purposes of certain sections, Dreyer & Traub, L.L.P. (7)
10.27 Form of Subscription Agreement, dated as of August 4, 1995, between the Company and Bridge Note investors. (7)
10.28    Lock-up letters from Bridge Note investors. (7)
10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7)
10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7)
10.31 Surrender of Lease agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.(8)
10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.34 Note Agreement between the Company and Beta Numerics, Inc. dated April 15, 1996.(8)
10.35 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (9)
11       Statement re computation of per share earnings.  (6)
27       Financial Data Schedule.
----------------------------------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").
(2) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1, filed on March 3, 1993, to the S-1.
(3) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 2, filed on March 25, 1993, to the S-1.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994 (File No. 0-21320).
(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994 (File No. 0-21320).
(6)      Current year not required.

(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form SB-2 (Registration Statement No. 33-96272) filed on August 28, 1995 including Amendment No. 1 filed on October 20, 1995 and Amendment No. 2 filed on December 19, 1995.
(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 (File No. 0-21320).
(9) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.