Form 10QSB
period 1998-05-31
MAGNA LAB INC
filed 1998-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 31, 1998
                                                  ------------

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

                       P. O. Box 780, Syosset, N.Y. 11791
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                           ---------------------------
                           (Issuer's telephone number)

      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes ( )  No ( X)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 1998

  Class A Common Stock, $.001 Par Value                           19,422,142
  -------------------------------------                           ----------

  Class B Common Stock, $.001 Par Value                              764,858
  -------------------------------------                           ----------
                Class                                               Shares






     Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                          MAGNA-LAB INC. and Subsidiary


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

       ITEM 1. - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS                                1

                   CONSOLDATED STATEMENTS OF OPERATIONS                       2

                   CONSOLDATED STATEMENTS OF CASH FLOWS                       3

                   CONSOLDATED STATEMENT OF STOCKHOLDERS' EQUITY              4

                   NOTES TO CONSOLDATED FINANCIAL STATEMENTS                5-8

       ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                   OF OPERATION                                             9-11

PART II - OTHER INFORMATION

       ITEM 1 -  LEGAL PROCEEDINGS                                            11


























All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        ITEM 1. - FINANCIAL STATEMENTS

                          MAGNA-LAB INC. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS
                 May 31, 1998 (unaudited) and February 28, 1998


                                                                                        May 31,       February 28,
                                                                                          1998               1998
                                                                                        -------       ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $      248,000      $     599,000
  Accounts receivable, net of allowance for doubtful accounts of  $356,000                   -                  -
  Inventory, net of allowance for estimated
    non-realizable value of approximately $532,000                                           -                  -
                                                                                ---------------     --------------
Total current assets                                                                   248,000            599,000
                                                                                ---------------     --------------

PROPERTY AND EQUIPMENT, less accumulated depreciation
 and amortization and write-offs of approximately $792,000                              17,000             17,000
                                                                                ---------------     --------------

OTHER ASSETS                                                                                 -                  -
                                                                                ---------------     --------------

                                                                                $      265,000      $     616,000
                                                                                ===============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $      194,000      $     254,000
  Accrued and other current liabilities                                                490,000            511,000
                                                                                ---------------     --------------
        Total current liabilities                                                      684,000            765,000
                                                                                ---------------     --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                                       -                  -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 19,422,142 and
   19,322,142 shares issued and outstanding, respectively.                              19,000             19,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   764,858 shares outstanding (after forfeiture and cancellation of
   1,000,000 shares effective February 28, 1998).                                        1,000              1,000
  Capital in excess of par value                                                    15,354,000         15,334,000
  Accumulated deficit                                                              (15,793,000)       (15,503,000)
                                                                                ---------------     --------------
     Total stockholders' equity                                                       (419,000)          (149,000)
                                                                                ---------------     --------------
                                                                                $      265,000      $     616,000
                                                                                ===============     ==============


                 See accompanying notes to financial statements


                          MAGNA-LAB INC. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                        Three months ended May 31,

                                                                                         1998                1997
                                                                                --------------     ---------------
REVENUES                                                                        $           -      $            -
                                                                                --------------     ---------------

COSTS AND EXPENSES:
  Selling and marketing                                                                     -              39,000
  General and administrative                                                           81,000             197,000
  Research and development                                                            222,000              42,000
                                                                                --------------     ---------------
                                                                                      303,000             278,000
                                                                                --------------     ---------------

OTHER INCOME (EXPENSE)
  Other income                                                                         10,000                   -
  Interest expense                                                                          -              (3,000)
  Interest income                                                                       3,000                   -
                                                                                --------------     ---------------
                                                                                       13,000              (3,000)
                                                                                --------------     ---------------

NET LOSS                                                                        $    (290,000)     $     (281,000)
                                                                                ==============     ===============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                19,422,000           4,890,000
                                                                                ==============     ===============

NET LOSS PER SHARE                                                              $       (0.02)     $        (0.06)












                 See accompanying notes to financial statements


                          MAGNA-LAB INC. and Subsidiary


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                        Three Months ended May 31,
                                                                                           1998               1997
                                                                                ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $     (290,000)    $     (281,000)
                                                                                ---------------    ---------------
  Adjustments:
    Depreciation and amortization                                                            -              1,000
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                           (61,000)           270,000
                                                                                ---------------    ---------------
       Total adjustments                                                               (61,000)           271,000
                                                                                ---------------    ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (351,000)           (10,000)
                                                                                ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                       -                  -
                                                                                ---------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                        -                  -
                                                                                ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  None                                                                                       -                  -
                                                                                ---------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          -                  -
                                                                                ---------------    ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                 (351,000)           (10,000)
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                                   599,000             10,000
                                                                                ---------------    ---------------
 End of period                                                                  $      248,000     $            -
                                                                                ===============    ===============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  Common stock issued to settle account payable                                 $       20,000     $            -
                                                                                ===============    ===============




See accompanying notes to financial statements


                          MAGNA-LAB INC. and Subsidiary


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 For the quarter ended May 31, 1998 (unaudited)
















                                                              Common Stock
                                          -------------------------------------------------      Capital in
                                                 Class A                     Class B               Excess
                                          ----------------------        -------------------        Of Par       Accumulated
                                          Shares          Amount        Shares       Amount       Value (a)        Deficit
                                        -------------------------------------------------------------------------------------
BALANCES, February 28, 1998             19,322,142   $    19,000       764,858   $    1,000      $15,334,000    $(15,503,000)

CONVERT B SHARES TO A                            -             -             -            -                -               -

SHARES ISSUED TO SETTLE LIABILITY          100,000             -             -            -           20,000               -

NET LOSS                                         -             -             -            -                -        (290,000)
                                       --------------------------------------------------------------------------------------

BALANCES, May 31, 1998 (unaudited)      19,422,142   $    19,000       764,858   $    1,000      $15,354,000    $(15,793,000)
                                        ===========  ============      ========  ===========     ============   =============















See accompanying notes to financial statements

                                 MAGNA-LAB INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1998.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS; GOING CONCERN CONSIDERATION:

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

CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a development and royalty company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 included elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - See Note 5) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company has received a proposal from Elscint (the "Elscint Proposal") to support the license element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiations with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent an adequate opportunity for the Company's shareholders.

In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At May 31, 1998, only the Company's President and Chief Scientific Officer is in the full time employ of the Company.

When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed.

In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program" - See
Note 9). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal. The December 1997 Financing is believed to be sufficient to fund the Company's operations until approximately July 1998, assuming success in its Debt Reduction Program and discussions with Elscint. Thereafter, or sooner if these assumptions are incorrect, the Company will require significant additional financing to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, negotiations regarding the Elscint Proposal and the development activities with MSSM.

Activities during the quarter ended May 31, 1998 included advancement of the Cardiac Initiative through collaborative research with MSSM, discussion with Elscint and business planning/capital raising activities.

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

GOING CONCERN CONSIDERATION - As indicated in the accompanying unaudited consolidated financial statements, as of May 31, 1998, the Company had negative working capital, approximately $684,000 of liabilities, negative net worth of approximately ($419,000) and a development agenda which requires additional financing. Further, as indicated in the accompanying unaudited consolidated financial statements, the Company has incurred a cumulative loss of approximately $15.8 million since inception and has no present revenue. Losses have continued since May 31, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan. The Company believes that its cash resources at May 31, 1998 are sufficient to fund its operations until approximately July 1998, after which it will be required to raise additional capital to continue its planned operations.

There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting certain
(1,000,000) Class B shares, which were forfeited at March 31, 1998 because certain performance objectives were not met, from shares outstanding in computing net loss per share. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - RELATIONSHIP  WITH  THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

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

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above. For the quarter ended May 31, 1998, $150,000 was charged to research and development expense for this arrangement.

NOTE 5 - RELATIONSHIP WITH ELSCINT:

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

The  Company  was   obligated  to  complete   certain   development   tasks  and
enhancements, which, if not completed by November 1996, could result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties and has reserved all of its rights including to complete the tasks itself at the Company's expense or to terminate the agreement and seek damages from the Company. Elscint has presented to the Company the Elscint Proposal (See
Note 2) to assume the uncompleted tasks and make a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal requires a development payment of $500,000 plus certain support activities from the Company. The Company initially agreed to proceed with the Elscint Proposal but has been unsatisfied with certain aspects of Elscint's expressed plans and has had difficulties in making the required payments to initiate or complete the Proposal. The Company is still in discussions with Elscint regarding the Elscint Proposal but there can be no assurance that this proposal will go forward (See
Note 9).


NOTE 6 - PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 1998 are as follows:

         Machinery and equipment                              $760,000
         Purchased software                                     49,000
                                                              --------
                                                               809,000
         Less: accumulated depreciation and amortization       392,000
               amounts written off in restructuring charge     400,000
                                                              --------
                                                              $ 17,000
                                                              --------


NOTE 7 - ACCRUED LIABILITIES:

Included in accrued liabilities at May 31, 1998 are approximately $150,000 for accrued restructuring costs.

NOTE 8 - OTHER

Restructuring charge recouped in May 1997 quarter - During the quarter ended May 31, 1997, inventories which had been written off to restructuring charge at February 28, 1997 totaling approximately $60,000 were returned to vendors for credit. This amount has been credited to general and administrative costs during the quarter ended May 31, 1997.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

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

The Company has offered its trade and other creditors the opportunity to settle the Company's obligations to them for a reduced amount. As of May 31, 1998, certain vendor claims have been agreed to be settled for reduced amounts and efforts are still in process to settle remaining amounts in an orderly manner.

In total, approximately $1,650,000 of liabilities at November 30, 1997 has been either paid or agreed to be reduced. The difference between recorded payables and accruals and amounts paid for settlement has been included in other income in the consolidated financial statements.

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

The Company's Debt Reduction Program is ongoing and the Company is the subject of several threatened, and certain actual, legal actions for nonpayment of obligations. While several large legal actions have been settled, various other creditors have threatened the Company with litigation to recover amounts due them and some of these parties have retained counsel who have contacted the Company regarding these claims. While the Company has had success in reducing its liabilities and negotiating with its creditors and others in accordance with the Plan and the Debt Reduction Plan, the ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the consolidated financial statements.

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

AGREEMENT WITH ELSCINT - Elscint has informed the Company on several occasions, including in May 1998, that it believes the Company to be in default of its obligations under the June 1996 agreement with Elscint described in Note 5. Elscint may assert damages against the Company. The Company has not recorded any liability to its consolidated financial statements for this contingency because it is unable to determine what, if any, liability it could have to Elscint after any defenses and counterclaims which it may make against Elscint. The Company's intention is, and it continues to work toward, a negotiated settlement of the business issues (including the "Elscint Proposal" described in Note 2) with Elscint.

AGREEMENT WITH ACT MEDICAL, INC. - In May 1998, the Company entered into an agreement with ACT Medical, Inc. ("ACT") under which it is contemplated that ACT will provide the Company with design review, pre-production prototypes, regulatory compliance services, production prototypes and ultimately production of the first product under the Cardiac Initiative. The Company made a payment to ACT of $12,000 in May 1998 to initiate the relationship. This relationship will involve costs of several hundred thousand dollars and will be dependent upon the Company's ability to obtain additional capital.

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

     See Note 8 to Consolidated Financial Statements (Item 7.) included in the Company's Form 10-KSB for the year ended February 28, 1998 for a discussion of financings completed since the Company's inception including a private placement of 15,072,000 shares of class A common stock in the fiscal year ended February 28, 1998.

     CURRENT ACTIVITIES AND PLAN OF OPERATION - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a development and royalty company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 included elimination of Company-directed production, marketing, administration and system engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see
Note 5 to Consolidated Financial Statements) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company has received a proposal from Elscint (the "Elscint Proposal") to support the license element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiation with Elscint, including the Company's lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent a sufficient enough opportunity for the Company's shareholders.

     In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million to the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories, deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At February 28, 1998, only the Company's President and Chief Scientific Officer is in the full time employ of the Company. The Company utilizes consultants in the management of the affairs of the Company, including its Chairman and Chief Executive Officer.

     When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed.

     In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal. The December 1997 Financing is believed to be sufficient to fund the Company's operations through approximately July 1998, assuming success in its Debt Reduction program and discussions with Elscint. Thereafter, or sooner if these assumptions are incorrect, the Company will require significant additional financing to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, negotiations regarding the Elscint Proposal and the development activities with MSSM.

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

     The Company does not have the financial resources to complete the next twelve months. The Company believes, based upon its resources at May 31, 1998 and anticipated operations, that it has the financial resources to fund its operations through approximately July 1998 without substantial additional capital or a strategic business arrangement.

     GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of May 31, 1998, the Company had negative working capital, approximately $685,000 of liabilities, negative net worth of approximately ($419,000) and a development agenda which requires additional financing. Further, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $15.8 million since inception and has no present revenue. Losses have continued since May 31, 1998. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1998. The Company believes that its cash resources at May 31, 1998 are sufficient to fund its operations through approximately July 1998, after which it will be required to raise additional capital to continue its planned operations.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

     The Company's belief about its financing plans and prospects, Elscint Proposal and arrangements with Mount Sinai School of Medicine, ACT Medical, Inc., as well as other information contained in this report (including its prospects for surviving as a going concern) are based upon present conditions and anticipated developments. This belief is further based upon estimates and assumptions including, among other things, completion of additional financing necessary to fund the planned activities, timely and successful completion of development milestones, competitive and intellectual property factors, cooperation of creditors and others with the Debt Reduction Program, and successful efforts to conclude an arrangement with Elscint or others, among other matters. In the event that the Company's estimates and assumptions prove materially incorrect, the Company does not presently have the financial resources to fund planned operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.

RESULTS OF OPERATIONS -

     Operations in the quarter ended May 31, 1998 resulted in a net loss of approximately $290,000. The loss results principally from the Cardiac Initiative development activities in collaboration with the Mount Sinai School of Medicine. Cost of the MSSM portion of the collaboration were approximately $150,000 of the net loss for the quarter. In May 1998, the Company initiated a design review/regulatory/contract manufacturing relationship with a third party and paid $12,000 to initiate that relationship. General and administrative expenses consisted of executive, administrative and business development consultants as well as certain occupancy, storage and professional costs.

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



PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

Reference is made to Part I - Item 3 of Form 10-KSB for the year ended February 28, 1998 for discussion of legal proceedings commenced or threatened against the Company (including by Devcom, by the Company's former landlord Heartland Rental Properties Partnership and by Elscint) as well as for discussion of the settlements of the DevCom and Heartland Rental Properties Partnership legal proceedings. The Company continues to be subject to judgments for lesser amounts and other litigation and/or threatened litigation.

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

          (b) The Company did not file reports on Form 8-K during the quarter ended May 31, 1998.

                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 MAGNA-LAB INC.
                                 --------------
                                  (Registrant)


Date:  July  15,  1998            By:   /s/ Daniel M. Mulvena
            ------                      -------------------------------
                                        Daniel M. Mulvena , Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer  (Principal Executive Officer),
                                        Acting Treasurer (Principal Financial
                                        and Accounting Officer)