Form 10QSB
period 1998-08-31
MAGNA LAB INC
filed 1998-10-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: August 31, 1998
                                                 ---------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                For the transition period from         to
                                               -------    -------

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

                           P.O. 780, Syosset, NY 11791
                    ----------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 9, 1998

   Class A Common Stock, $.001 Par Value                     19,422,142
 -----------------------------------------------------     ---------------

   Class B Common Stock, $.001 Par Value                        764,858
 -----------------------------------------------------     ---------------
                 Class                                         Shares





    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS                        1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS              2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS              3

                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY    4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     5 - 9

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION                                   9 - 11


PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                           11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            11























All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

    ITEM 1. - FINANCIAL STATEMENTS


                          MAGNA-LAB INC. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                August 31, 1998 (unaudited) and February 28, 1998

                                                                                    August 31,        February 28,
                                                                                         1998                1998
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $     109,000       $     599,000
  Accounts receivable, net of allowance for doubtful accounts of $356,000                   -                   -
  Inventory, net of allowance for estimated
      non-realizable value of approximately $532,000                                        -                   -
  Deposits and other, net of amounts written off                                            -                   -
                                                                                --------------      --------------
        Total current assets                                                          109,000             599,000
                                                                                --------------      --------------

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization
 and write-offs of approximately $793,000 and $791,000, respectively                   16,000              17,000
                                                                                --------------      --------------

OTHER ASSETS                                                                                -                   -
                                                                                --------------      --------------

                                                                                $     125,000       $      616,000
                                                                                ==============      ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $     261,000       $      254,000
  Accrued and other current liabilities                                               569,000              511,000
                                                                                --------------      ---------------
        Total current liabilities                                                     830,000              765,000
                                                                                --------------      ---------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                                      -                    -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 19,422,142 and
   19,322,142 shares issued and outstanding, respectively.                             19,000               19,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   764,858 and 764,858 shares outstanding, respectively.                                1,000                1,000
  Capital in excess of par value                                                   15,354,000           15,334,000
  Accumulated deficit                                                             (16,079,000)         (15,503,000)
                                                                                --------------      ---------------
        Total stockholders' equity                                                   (705,000)            (149,000)
                                                                                --------------      ---------------
                                                                                $     125,000       $      616,000
                                                                                ==============      ===============


                 See accompanying notes to financial statements

                                        1






                          MAGNA-LAB INC. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)









                                                            Three months ended                Six months ended
                                                                August 31,                        August 31,

                                                         1998            1997               1998             1997
                                                       --------------------------------------------------------------------

REVENUES

COSTS AND EXPENSES:
  General and administrative                       $   72,000      $  104,000         $  158,000       $  302,000
  Selling and marketing                                     -               -                  -           39,000
  Research and development                            207,000               -            422,000           42,000
                                                   -----------     -----------        -----------      -----------
                                                      279,000         104,000            580,000          383,000
                                                   -----------     -----------        -----------      -----------

OTHER INCOME (EXPENSE):
  Other income                                              -               -                  -                -
  Interest and financing expense                            -          (2,000)                 -           (5,000)
  Interest income                                       1,000               -              4,000                -
                                                   -----------     -----------        -----------      -----------

NET LOSS                                           $ (278,000)     $ (106,000)        $ (576,000)      $ (388,000)
                                                   ===========     ===========        ===========      ===========



WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                             20,187,000       4,890,000         20,187,000        4,890,000
                                                   ===========     ===========        ===========      ===========

NET LOSS PER SHARE                                 $    (0.01)     $    (0.02)        $    (0.03)      $    (0.08)
                                                   ===========     ===========        ===========      ===========








                 See accompanying notes to financial statements


                          MAGNA-LAB INC. and Subsidiary


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                         Six Months ended August 31,
                                                                                          1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $     (576,000)     $     (388,000)
                                                                                ---------------     ---------------
  Adjustments:
    Depreciation and amortization                                                            -               1,000
  Effect on cash of changes in operating assets and liabilities:
    Accounts receivable                                                                      -              64,000
    Accounts payable and accrued liabilities                                            86,000             377,000
                                                                                ---------------     ---------------
           Total adjustments                                                            86,000             442,000
                                                                                ---------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (490,000)             54,000
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                                     -                   -
                                                                                ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                        -                   -
                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repay note to related party                                                              -             (64,000)
                                                                                ---------------     ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          -             (64,000)
                                                                                ---------------     ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                 (490,000)            (10,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                  599,000              10,000
                                                                                ---------------     ---------------
  End of period                                                                 $      109,000      $            -
                                                                                ===============     ===============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                               $       20,000      $            -
                                                                                ===============     ===============




                 See accompanying notes to financial statements



                          MAGNA-LAB INC. and Subsidiary


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the six months ended August 31, 1998 (unaudited)















                                                               Common Stock
                                            -------------------------------------------------       Capital in
                                                    Class A                     Class B                 Excess
                                            ----------------------        -------------------           Of Par    Accumulated
                                              Shares        Amount        Shares       Amount        Value (a)        Deficit
                                        -------------------------------------------------------------------------------------

BALANCES, February 28, 1998               19,322,142      $ 19,000       764,858    $   1,000      $15,334,000    (15,503,000)

CONVERT B SHARES TO A                              -             -             -            -                -              -

SHARES ISSUED TO SETTLE LIABILITY            100,000             -             -            -           20,000              -

NET LOSS                                           -             -             -            -                -       (576,000)
                                          ------------------------------------------------------------------------------------

BALANCES, August 31, 1998 (unaudited)     19,422,142     $  19,000       764,858    $   1,000      $15,354,000    (16,079,000)
                                          ===========    ==========      ========   ==========     ============   ============















                 See accompanying notes to financial statements

                          MAGNA-LAB INC. and Subsidiary

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a development and, hopefully under a then existing or other agreement, royalty company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 included elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - See Note 5) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company received a proposal from Elscint (the "Elscint Proposal") to support the license/royalty element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiations with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent an adequate opportunity for the Company's shareholders.

In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At August 31, 1998, only the Company's President and Chief Scientific Officer is in the full time employ of the Company.

When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed at that time.

In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its existing liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 9). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal (such discussions have not resulted in concluding the Elscint Proposal). The December 1997 Financing was believed to be sufficient to fund the Company's operations until approximately July 1998, assuming success in its Debt Reduction Program and discussions with Elscint. The Company has deferred certain payments due to MSSM and others in order to maintain its resources beyond July 1998. The Company now requires significant additional financing in order to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, the success of development activities with MSSM and, to a lesser extent, negotiations regarding the Elscint Proposal.

Activities during the six months ended August 31, 1998 included advancement of the Cardiac Initiative through collaborative research with MSSM, discussion with Elscint, business planning and capital raising activities.

The Company is continuing its efforts to: (1) raise additional capital, (2) move forward with the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) either complete the Elscint Proposal, if possible on acceptable terms, or enter into a strategic arrangement with others, if possible. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company presently requires additional capital.

GOING CONCERN CONSIDERATION AND RISK FACTORS - As indicated in the accompanying unaudited consolidated financial statements, as of August 31, 1998, the Company had negative working capital, approximately $830,000 of liabilities, negative net worth of approximately ($705,000) and a development agenda which requires immediate additional financing in order to continue its efforts. Further, as indicated in the accompanying unaudited consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.1 million since inception and has no present, or projected near-term, revenue. Losses have continued since August 31, 1998. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan. The Company believes that its cash resources at August 31, 1998 are not sufficient to fund its operations in the quarter beginning on September 1, 1998 and that it presently requires additional capital to continue its planned operations. The Company has been in contact with various existing and potential investors and believes, but cannot assure, that it may be successful in raising the additional capital that it needs to continue the operation of the Plan in the short term. The current turmoil in the domestic and global financial markets is a significant "risk factor" in the Company's efforts to attempt to continue its Plan.

Management's plans discussed in the preceding paragraphs are subject to numerous "risk factors" including the availability of capital (which is needed immediately) on acceptable terms and in an uncertain market, the uncertainty of success of developments under the Cardiac MRI Initiative, the uncertainty of continued success of the Debt Reduction Program, the risks and uncertainties of any new technology development program, competitive factors, the limited availability and difficulty in retention of competent scientific and management personnel, uncertainties related to existing or new potentially competing technologies, necessary regulatory approvals for products contemplated by the Cardiac MRI Initiative, uncertainties of intellectual property protection for new technology, difficulties in concluding the Elscint Proposal or other potential license arrangements and other factors associated with the development and potential growth of a business from a new technology. There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


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

NOTE 4 -  RELATIONSHIP  WITH THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during the fiscal year ended February 28, 1998. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above. For the quarter and six months ended August 31, 1998, $150,000 and $300,000, respectively, was charged to research and development expense for this arrangement.

NOTE 5 - RELATIONSHIP WITH ELSCINT:

In June 1996, the Company and Elscint entered into an agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories, principally Europe, the Peoples Republic of China, parts of the Middle East and other territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems as defined therein, or to cure, as defined therein, shortfalls. Additionally, Elscint and the Company agreed to cooperate in various other matters. Importantly, the Company was required to complete certain development tasks and enhancements, which were not completed to Elscint's satisfaction as described below. The Company agreed to provide certain ongoing research and development support which is no longer practical given the Company's resources. Elscint was granted a right of first negotiation on certain new products.

The  Company  was   obligated  to  complete   certain   development   tasks  and
enhancements, which, if not completed by November 1996, could result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties and has reserved all of its rights including to complete the tasks itself at the Company's expense or to terminate the agreement and seek damages from the Company. Elscint has presented to the Company the Elscint Proposal (See
Note 2) to assume the uncompleted tasks and make a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal required a development payment of $500,000 plus certain support activities from the Company. The Company initially agreed to proceed with the Elscint Proposal but has been unsatisfied with certain aspects of Elscint's expressed plans and has had difficulties in making the required payments to initiate or complete the Proposal. The Company has continued to attempt to have discussions with Elscint regarding the Elscint Proposal but there can be no assurance that this proposal will go forward (See Note 9). Further, the Company believes that Elscint has recently divested itself of the business which would have included the MAGNA-SL and that the Elscint Proposal may no longer be available to the Company.


NOTE 6 - PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 1998 are as follows:

         Machinery and equipment                               $760,000
         Purchased software                                      49,000
                                                               ---------
                                                                809,000
         Less: accumulated depreciation and amortization        392,000
               amounts written off in restructuring charge      400,000
                                                               ---------
                                                               $ 17,000
                                                               ---------

NOTE 7 - ACCRUED LIABILITIES:

Included in accrued liabilities at August 31, 1998 are approximately $150,000 for accrued restructuring costs.

NOTE 8 - OTHER

Restructuring charge recouped in May 1997 quarter - During the quarter ended May 31, 1997, inventories which had been written off to restructuring charge at February 28, 1997 totaling approximately $60,000 were returned to vendors for credit. This amount has been credited to general and administrative costs during the quarter ended May 31, 1997.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - By November 30, 1997, the Company had recorded liabilities of approximately $2,528,000 (unaudited), no cash and no other assets which were realizable in the near-term. After a period of seeking new investment into the Company to advance the Plan, new investors were identified. The new investors indicated their willingness to invest in the Company's Plan if certain conditions were met including the reduction of recorded liabilities (through creditor concessions) by a very material amount. In approximately October, 1997, with the assistance of reorganization counsel retained for this purpose, the Company commenced the Debt Reduction Program.

Under the Debt Reduction Program, the Company commenced a program of contacting its creditors, informing them of the Company's dire financial condition, advising such creditors of the Debt Reduction Program agreed to with the potential new investors and the Company's willingness to settle liabilities for a reduced amount. The Company has offered its trade and other creditors the opportunity to settle the Company's obligations to them for a reduced amount. As of August 31, 1998, certain vendor claims have been agreed to be settled for reduced amounts and efforts are still in process to settle remaining amounts in an orderly manner.

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

The Company's Debt Reduction Program is ongoing and the Company has been the subject of several threatened, and certain actual, legal actions for nonpayment of obligations. While the principal legal actions have been settled, various other creditors have threatened the Company with litigation to recover amounts due them. While the Company has had success in reducing its liabilities and negotiating with its creditors and others in accordance with the Plan and the Debt Reduction Plan, the ultimate liabilities in these matters are not known and the vendors (or other parties), in some cases, may seek damages in excess of amounts recorded in the consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the consolidated financial statements.

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

AGREEMENT WITH ELSCINT - Elscint has informed the Company on several occasions, including in May 1998, that it believes the Company to be in default of its obligations under the June 1996 agreement with Elscint described in Note 5. Elscint may assert damages against the Company. The Company has not recorded any liability to its consolidated financial statements for this contingency because it is unable to determine what, if any, liability it could have to Elscint after any defenses and counterclaims which it may make against Elscint. The Company's intention is, and it continues to work toward, a negotiated settlement of the business issues (including the "Elscint Proposal" described in Note 2) with Elscint. However, during the quarter ended August 31, 1998 discussions with Elscint have not resulted in a conclusion and the Company believes that Elscint has recently divested itself of the business which would include the potential business of the MAGNA-SL. Therefore, the Company is not presently in the position to conclude that the possibility of any business arrangement being concluded with Elscint or its potential successors will be possible.

AGREEMENT WITH THIRD PARTY DEVELOPER - In May 1998, the Company entered into an agreement with a third party developer ("Developer") under which it is contemplated that Developer will provide the Company with design review, pre-production prototypes, regulatory compliance services, production prototypes and ultimately production of the first product under the Cardiac MRI Initiative. The Company made payments to Developer of approximately $35,000 in the six months ended August 31, 1998 to initiate the relationship. This relationship will involve costs of several hundred thousand dollars in the first year and will be dependent upon the Company's ability to obtain additional capital.



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

CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into a development and, hopefully under a then existing or other agreement, royalty company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 included elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - See Note 5) which was begun in June 1996. A critical component of the repositioning involves a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company received a proposal from Elscint (the "Elscint Proposal") to support the license/royalty element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiations with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent an adequate opportunity for the Company's shareholders.

In accordance with the Plan, in March 1997, the majority of the Company's workforce including the entire sales and marketing staff, the production and engineering and administrative staff were terminated. Further, the Company, shortly thereafter, vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write downs of fixed assets, inventories and deposits made with strategic vendors which are non-refundable, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge is adequate. At August 31, 1998, only the Company's President and Chief Scientific Officer is in the full time employ of the Company.

When the Company vacated its principal production, development and executive facility, it placed certain inventory and equipment in storage and several key individuals continued the search for new capital and the advancement of the development collaboration with the MSSM. The Company's operations were, therefore, severely curtailed at that time.

In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its existing liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 9). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal (such discussions have not resulted in concluding the Elscint Proposal). The December 1997 Financing was believed to be sufficient to fund the Company's operations until approximately July 1998, assuming success in its Debt Reduction Program and discussions with Elscint. The Company has deferred certain payments due to MSSM and others in order to maintain its resources beyond July 1998. The Company now requires significant additional financing in order to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of the Debt Reduction Program, the success of development activities with MSSM and, to a lesser extent, negotiations regarding the Elscint Proposal.

Activities during the six months ended August 31, 1998 included advancement of the Cardiac Initiative through collaborative research with MSSM, discussion with Elscint, business planning and capital raising activities.

The Company is continuing its efforts to: (1) raise additional capital, (2) move forward with the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) either complete the Elscint Proposal, if possible on acceptable terms, or enter into a strategic arrangement with others, if possible. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company presently requires additional capital.

GOING CONCERN CONSIDERATION, LIQUIDITY AND RISK FACTORS - As indicated in the accompanying unaudited consolidated financial statements, as of August 31, 1998, the Company had negative working capital, approximately $830,000 of liabilities, negative net worth of approximately ($705,000) and a development agenda which requires immediate additional financing in order to continue its efforts.
Further, as indicated in the accompanying unaudited consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.1 million since inception and has no present, or projected near-term, revenue. Losses have continued since August 31, 1998. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan. The Company believes that its cash resources at August 31, 1998 are not sufficient to fund its operations in the quarter beginning on September 1, 1998 and that it presently requires additional capital (virtually immediately) in order to continue its planned operations. The Company's development plans involve planned expenditures with MSSM of approximately $600,000 over the coming twelve months and in excess of $500,000 (potentially very significantly in excess of $500,000) with the Developer. These costs, in addition to the Company's operating costs indicate a short term (one year) financing need of approximately $2.5 million. The Company has been in contact with various existing and potential investors and believes, but cannot assure, that it may be successful in raising the additional capital that it needs to continue the operation of the Plan in the short term. The current turmoil in the domestic and global financial markets is a significant "risk factor" in the Company's efforts to attempt to continue its Plan.

Management's plans discussed in the preceding paragraphs are subject to numerous "risk factors" including the availability of capital (which is needed immediately) on acceptable terms and in an uncertain market, the uncertainty of success of developments under the Cardiac MRI Initiative, the uncertainty of continued success of the Debt Reduction Program, the risks and uncertainties of any new technology development program, competitive factors, the limited availability and difficulty in retention of competent scientific and management personnel, uncertainties related to existing or new potentially competing technologies, necessary regulatory approvals for products contemplated by the

Cardiac MRI Initiative, uncertainties of intellectual property protection for new technology, difficulties in concluding the Elscint Proposal or other potential license arrangements and other factors associated with the development and potential growth of a business from a new technology. There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


RESULTS OF OPERATIONS -

     Operations in the quarter and six months ended August 31, 1998 resulted in a net loss of approximately $278,000 and $576,000, respectively. The loss results principally from the Cardiac MRI Initiative development activities in collaboration with the Mount Sinai School of Medicine. Cost of the MSSM portion of the collaboration were approximately $150,000 and $300,000 of the net loss for the quarter and six months, respectively, ended August 31, 1998. In May 1998, the Company initiated a design review/regulatory/contract manufacturing relationship with a third party. Expenses with such third party have totaled approximately $35,000 in the six months ended August 31, 1998. General and administrative expenses consisted of executive, administrative and business development consultants as well as certain occupancy, storage and professional costs.

     Operations in the quarter and six months ended August 31, 1997 resulted in a net loss of approximately $106,000 and $378,000. The majority of the workforce was terminated between March 5 and March 15, 1997, however, six senior managers and executives continued to devote their efforts to the Company's Plan of restructure during a portion of the six months ended August 31, 1998. Their payroll, which was accrued but not paid during the six months, is the principal cost in the accompanying Statement of Operations. Net loss also includes the reversal in the six months ended August 31, 1997 of approximately $60,000 of restructuring charge as a result of the return for credit of inventory which was written off to restructuring charge at February 28, 1997.

     The Company's belief about its liquidity, financing plans and prospects, Elscint Proposal and arrangements with Mount Sinai School of Medicine, the Developer, as well as other information contained in this report (including its prospects for surviving as a going concern) are based upon present conditions and anticipated developments. This belief is further based upon estimates and assumptions including, among other things, completion of additional financing necessary to fund the planned activities, timely and successful completion of development milestones, competitive and intellectual property factors, cooperation of creditors and others with the Debt Reduction Program, and successful efforts to conclude an arrangement with Elscint or others, among other matters. In the event that the Company's estimates and assumptions prove materially incorrect, the Company does not presently have the financial resources to fund planned operations. The foregoing information constitutes forward-looking statements within the meaning of Section 21E under the Securities Exchange Act of 1934, as amended.



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

         (b) The Company did not file reports on Form 8-K during the quarter ended August 31, 1998.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     MAGNA-LAB INC.
                                                     --------------
                                                     (Registrant)


Date:  October  15,  1998        By:    /s/ Daniel M. Mulvena
               ----                     --------------------------------------
                                        Daniel M. Mulvena , Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer  (Principal Executive Officer),
                                        Acting Treasurer (Principal Financial
                                        and Accounting Officer)