Form 10QSB
period 1998-11-30
MAGNA LAB INC
filed 1999-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended:  November 30, 1998
                                                            -----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 11, 1999

  Class A Common Stock, $.001 Par Value                         20,905,475
-----------------------------------------------------         ---------------

  Class B Common Stock, $.001 Par Value                            764,858
-----------------------------------------------------         ---------------
                Class                                             Shares




    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1.  - FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS                        1

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS              2

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS              3

                  CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY    4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     5 - 9

         ITEM 2.  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                           OF OPERATION                                  10 - 11


PART II - OTHER INFORMATION

         ITEM 2   - CHANGES IN SECURITIES AND USE OF PROCEEDS                 12

         ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K                          12





















All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

               Item 1. - Financial Statements

                          MAGNA-LAB INC. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               November 30, 1998 (unaudited) and February 28, 1998

                                                                                  November 30,    February 28,
                                                                                         1998            1998
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $      13,000   $     599,000
  Accounts receivable, net of allowance for doubtful accounts of $356,000                   -               -
  Inventory, net of allowance for estimated
      non-realizable value of approximately $532,000                                        -               -
  Deposits and other, net of amounts written off                                            -               -
                                                                                --------------  --------------
        Total current assets                                                           13,000         599,000
                                                                                --------------  --------------

PROPERTY AND EQUIPMENT, less accumulated depreciation and amortization
 and write-offs of approximately $794,000 and $791,000, respectively                   15,000          17,000
                                                                                --------------  --------------

OTHER ASSETS (deferred finance costs)                                                  10,000               -
                                                                                --------------  --------------

                                                                                $      38,000   $     616,000
                                                                                ==============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $     231,000   $     254,000
  Accrued and other current liabilities                                               791,000         511,000
                                                                                --------------  --------------
        Total current liabilities                                                   1,022,000         765,000
                                                                                --------------  --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                                      -               -
  Common stock, Class A, par value $.001 per share,
   40,000,000 shares authorized, 19,422,142 and
   19,322,142 shares issued and outstanding, respectively.                             19,000          19,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   764,858 and 764,858 shares outstanding, respectively.                                1,000           1,000
  Capital in excess of par value                                                   15,354,000      15,334,000
  Accumulated deficit                                                             (16,358,000)    (15,503,000)
                                                                                --------------  --------------
        Total stockholders' equity                                                   (984,000)       (149,000)
                                                                                $      38,000   $     616,000
                                                                                ==============  ==============


                 See accompanying notes to financial statements






                          MAGNA-LAB INC. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)






                                                            Three months ended           Nine months ended
                                                               November 30,                 November 30,

                                                          1998            1997          1998            1997
                                                       ------------------------------------------------------
REVENUES

COSTS AND EXPENSES:
  General and administrative                       $    83,000      $  105,000     $  241,000      $  407,000
  Selling and marketing                                      -               -              -          39,000
  Research and development                             197,000               -        619,000          42,000
                                                   ------------     -----------    -----------     -----------
                                                       280,000         105,000        860,000         488,000
                                                   ------------     -----------    -----------     -----------

OTHER INCOME (EXPENSE):
  Other income                                               -               -              -               -
  Interest and financing expense                             -               -              -          (5,000)
  Interest income                                        1,000               -          5,000               -
                                                   ------------     -----------    -----------     -----------


NET LOSS                                           $  (279,000)     $ (105,000)    $ (855,000)     $ (493,000)
                                                   ============     ===========    ===========     ===========



WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                              20,187,000       5,015,000     20,187,000       4,930,000
                                                    ==========       =========     ==========       =========


NET LOSS PER SHARE                                 $     (0.01)    $     (0.02)    $    (0.04)     $    (0.10)
                                                   ============    ============    ==========      ===========











                 See accompanying notes to financial statements

                                        2



                          MAGNA-LAB INC. and Subsidiary


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                     Nine Months ended November 30,
                                                                                          1998                1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $     (855,000)     $     (493,000)
                                                                                ---------------     ---------------
  Adjustments:
    Depreciation and amortization                                                        1,000               3,000
  Effect on cash of changes in operating assets and liabilities:
    Accounts receivable                                                                      -              64,000
    Accounts payable and accrued liabilities                                           278,000             480,000
                                                                                ---------------     ---------------
           Total adjustments                                                           279,000             547,000
                                                                                ---------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (576,000)             54,000
                                                                                ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred finance costs                                                             (10,000)                  -
                                                                                ---------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                        -                   -
                                                                                ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repay note to related party                                                              -             (64,000)
                                                                                ---------------     ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                          -             (64,000)
                                                                                ---------------     ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                 (586,000)            (10,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                  599,000              10,000
                                                                                ---------------     ---------------
  End of period                                                                 $       13,000      $            -
                                                                                ===============     ===============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                               $       20,000      $            -
                                                                                ===============     ===============












                 See accompanying notes to financial statements




                          MAGNA-LAB INC. and Subsidiary


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             For the nine months ended November 30, 1998 (unaudited)










                                                               Common Stock
                                            -------------------------------------------------       Capital in
                                                    Class A                     Class B                 Excess
                                            ----------------------        -------------------           Of Par    Accumulated
                                              Shares        Amount        Shares       Amount        Value (a)        Deficit
                                        -------------------------------------------------------------------------------------

BALANCES, February 28, 1998               19,322,142      $ 19,000       764,858    $   1,000      $15,334,000    (15,503,000)

CONVERT B SHARES TO A                              -             -             -            -                -              -

SHARES ISSUED TO SETTLE LIABILITY            100,000             -             -            -           20,000              -

NET LOSS                                           -             -             -            -                -       (855,000)
                                          ------------------------------------------------------------------------------------

BALANCES, November 30, 1998 (unaudited)   19,422,142     $  19,000       764,858    $   1,000      $15,354,000    (16,358,000)
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

CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") in order to reposition the Company into a development and, hopefully under a then existing or possible future agreement, royalty company in the near-term. The Company's activities under the Plan in the fiscal year ended February 28, 1998 included elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen the relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - See Note 5) which was begun in June 1996. A critical component of the repositioning involved a new development initiative in Cardiac MRI (the "Cardiac MRI Initiative") through a joint collaboration with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster ("MSSM"), as well as raising sufficient financing to pursue the Cardiac MRI Initiative. The Company received a proposal from Elscint (the "Elscint Proposal") to support the license/royalty element of the Plan and has continued to have discussions with Elscint regarding certain work that is integral to the Plan. The Company has, however, been unable to finalize the Elscint Proposal because of various difficulties in its negotiations with Elscint, including a lack of adequate funds and the Company's belief that plans submitted by Elscint did not represent an adequate opportunity for the Company's shareholders. See also Notes 5 and 9 regarding the relationship with Elscint.

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

In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its existing liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 9). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program and (3) continued to have discussions with Elscint with the objective of advancing the Elscint Proposal (such discussions have not resulted in concluding the Elscint Proposal, see Notes 5 and 9). The December 1997 Financing was believed to be sufficient to fund the Company's operations until approximately July 1998, assuming success in its Debt Reduction Program and discussions with Elscint. The Company has deferred certain payments due to MSSM and others in order to maintain its resources beyond July 1998. The Company now requires significant additional financing in order to support the Plan. It is expected that the Company's ability to obtain such additional financing will be dependent upon the success of development activities with MSSM and, to a lesser extent, the success of the Debt Reduction Program and negotiations regarding the Elscint Proposal.

Activities during the nine months ended November 30, 1998 included advancement of the Cardiac Initiative through collaborative research with MSSM, business planning and capital raising activities and discussion with Elscint and others about a possible license relationship for the MAGNA-SL.

The Company is continuing its efforts to: (1) raise additional capital, (2) move forward with the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) either complete the Elscint Proposal, if possible on acceptable terms, or enter into a strategic arrangement with others, if possible. There is no assurance that any of these efforts will be successful or that the Company will be able to continue even its significantly reduced operations, for which the Company presently requires additional capital. Further, the Company's development activities are largely dependent upon the relationship with the MSSM and payments under that relationship are in arrears.

GOING CONCERN CONSIDERATION AND RISK FACTORS - As indicated in the accompanying unaudited condensed consolidated financial statements, as of November 30, 1998 the Company had over $1 million in negative working capital, approximately $1,022,000 of liabilities, negative net worth of approximately ($984,000) and a development agenda which requires immediate additional financing in order to continue its efforts. Further, as indicated in the accompanying unaudited consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.4 million since inception and has no present, or projected near-term, revenue. Losses have continued since November 30, 1998. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan. The Company believes that its cash resources at November 30, 1998 are not sufficient to fund its operations in the quarter beginning on December 1, 1998 and that it presently requires additional capital to continue its planned operations. The Company has been in contact with various existing and potential investors and believes, but cannot assure, that it may be successful in raising the additional capital that it needs to continue the operation of the Plan in the short term. The current turmoil in the domestic and global financial markets is a significant "risk factor" in the Company's efforts to attempt to continue its Plan.

Management's plans discussed in the preceding paragraphs are subject to numerous "risk factors" including the availability of capital (which is needed immediately) on acceptable terms and in an uncertain market, the uncertainty of success of developments under the Cardiac MRI Initiative, the cooperation of MSSM in the present arrearage in payments by the Company, the uncertainty of continued success of the Debt Reduction Program, the risks and uncertainties of any new technology development program, competitive factors, the limited availability and difficulty in retention of competent scientific and management personnel, uncertainties related to existing or new potentially competing technologies, necessary regulatory approvals for products contemplated by the Cardiac MRI Initiative, uncertainties of intellectual property protection for new technology, difficulties in concluding the Elscint Proposal or other potential license arrangements and other factors associated with the development and potential growth of a business from a new technology. There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding after subtracting 1,000,000 Class B shares, which were forfeited at March 31, 1998 because certain performance objectives were not met, from shares outstanding in computing net loss per share. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

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

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above. For the quarter and nine months ended November 30, 1998, $150,000 and $450,000, respectively, was charged to research and development expense for this arrangement. At November 30, 1998, the Company is in arrears by $300,000, approximately $150,000 of which was paid in January 1999.

NOTE 5 - RELATIONSHIP WITH ELSCINT:

In June 1996, the Company and Elscint entered into an agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories. The Company would be paid royalties on each system manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems as defined therein. Additionally, Elscint and the Company agreed to cooperate in various other matters. Importantly, the Company was required to complete certain development tasks and enhancements, which were not completed to Elscint's satisfaction as described below. The Company agreed to provide certain ongoing research and development support which is no longer practical given the Company's resources. Elscint was granted a right of first negotiation on certain new products.

The  Company  was   obligated  to  complete   certain   development   tasks  and
enhancements, which, if not completed by November 1996, could result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties and has reserved all of its rights including to complete the tasks itself at the Company's expense or to terminate the agreement and seek damages from the Company. In 1997, Elscint presented to the Company the Elscint Proposal (See Note 2) to assume the uncompleted tasks and make a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal required a development payment of $500,000 plus certain support activities from the Company. The Company initially agreed to proceed with the Elscint Proposal but has been unsatisfied with certain aspects of Elscint's expressed plans and has not been able to make the required payments to initiate or complete the Proposal. The Company has continued to attempt to have discussions with Elscint regarding the Elscint Proposal but there can be no assurance that this proposal will go forward (See Note 9). Further, the Company believes that Elscint has recently divested itself of the business which would have included the MAGNA-SL and that the Elscint Proposal may no longer be available to the Company.

NOTE 6 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 1998 are as follows:

         Machinery and equipment                               $ 760,000
         Purchased software                                       49,000
                                                               ---------
                                                                 809,000
         Less: accumulated depreciation and amortization         394,000
                 amounts written off in restructuring charge     400,000
                                                               ---------
                                                               $  15,000
                                                               ---------


NOTE 7 - ACCRUED LIABILITIES:

Included in accrued liabilities at November 30, 1998 are approximately $150,000 for accrued restructuring costs and approximately $350,000 related to the MSSM collaboration (Note 4).

NOTE 8 - OTHER

RESTRUCTURING CHARGE RECOUPED IN NINE MONTHS ENDED NOVEMBER 30, 1997 - During the nine months ended November 30, 1997, inventories which had been written off to restructuring charge at February 28, 1997 totaling approximately $60,000 were returned to vendors for credit. This amount has been credited to general and administrative costs during the nine months ended November 30, 1997.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - By November 30, 1997, the Company had recorded liabilities of approximately $2,528,000 (unaudited), no cash and no other assets that were realizable in the near-term. After a period of seeking new investment into the Company to advance the Plan, new investors were identified. The new investors indicated their willingness to invest in the Company's Plan if certain conditions were met including the reduction of recorded liabilities (through creditor concessions) by a very material amount. In approximately October 1997, with the assistance of reorganization counsel retained for this purpose, the Company commenced a "Debt Reduction Program".

Under the Debt Reduction Program, the Company contacted its creditors, informed them of the Company's dire financial condition and advised such creditors of the Debt Reduction Program and the Company's willingness to settle liabilities for a reduced amount. As of November 30, 1998, the majority of vendor claims have been agreed to be settled for reduced amounts and efforts are still in process to settle remaining amounts in an orderly manner.

In total, approximately $1,650,000 of liabilities at November 30, 1997 has been either paid or agreed to be reduced. The difference between recorded payables and accruals and amounts paid for settlement has been included in other income in the consolidated financial statements.

The Company has received statements of account from one vendor for amounts (approximately $132,000 plus claimed interest) materially in excess of amounts recorded by the Company (approximately $22,000) for amounts alleged to be due from this vendor. The vendor statements indicate billings of approximately $83,000 in January 1997 and $16,000 in April 1997 for components fabricated which were not received by the Company. The Company does not have a record of being billed for such amounts nor for receipt of such fabricated components. Company reorganization counsel has attempted to contact this vendor and resolve this matter but the vendor does not respond. This matter is being investigated for resolution.

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

AGREEMENT WITH ELSCINT - Elscint has informed the Company on several occasions, including in May 1998, that it believes the Company to be in default of its obligations under the June 1996 agreement with Elscint described in Note 5. Elscint may assert damages against the Company. The Company has not recorded any liability to its consolidated financial statements for this contingency because it is unable to determine what, if any, liability it could have to Elscint after any defenses and counterclaims which it may make against Elscint. The Company's intention is to reach a negotiated settlement of the business issues (including the "Elscint Proposal" described in Note 2) with Elscint, if possible. However, during the quarter ended November 30, 1998 discussions with Elscint have not resulted in a conclusion and the Company believes that Elscint has recently divested itself of the business which would include the potential business of the MAGNA-SL. Therefore, the Company is not presently in the position to conclude that the possibility of any business arrangement being concluded with Elscint or its potential successors will be possible.

AGREEMENT WITH THIRD PARTY DEVELOPER - In May 1998, the Company entered into an agreement with a third party developer ("Developer") under which it is contemplated that Developer will provide the Company with design review, pre-production prototypes, regulatory compliance services, production prototypes and ultimately production of the first product under the Cardiac MRI Initiative. The Company made payments to Developer of approximately $35,000 in the nine months ended November 30, 1998 to initiate the relationship. This relationship will involve costs of several hundred thousand dollars in the first year and will be dependent upon the Company's ability to obtain additional capital.


NOTE 10 - SUBSEQUENT EVENT - PRIVATE PLACEMENT OF EQUITY SECURITIES

On October 25, 1998, the Company commenced a private placement offering of its class A common stock to accredited investors. The private placement offering calls for a minimum of $800,000 (5,333,333 shares) and a maximum of $1,200,000 (8,000,000 shares). On January 7, 1999, the Company received proceeds of $222,500 (1,483,333 shares) under the private placement offering from nine investors who agreed to waive the minimum necessary for closing. The Company is continuing its efforts to raise additional amounts under this placement. The Company plans to use the proceeds of the offering to fund the collaborative development effort with The Cardiac Institute of the Mount Sinai School of Medicine and for working capital.

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

        (b) Management's Analysis and Discussion or Plan of Operations -

BACKGROUND/HISTORY - The reader is referred to Note 2 to Condensed Consolidated Financial Statements for a discussion of the Company's background and history.

CURRENT ACTIVITIES - The reader is referred to Note 2 to Condensed Consolidated Financial Statements for a discussion of the Company's current activities.

Activities during the nine months ended November 30, 1998 included advancement of the Cardiac Initiative through collaborative research with MSSM, business planning and capital raising activities and discussion with Elscint and potential other licensees of the MAGNA-SL.

The Company is continuing its efforts to: (1) raise additional capital, (2) advance the goals and objectives of the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) either complete the Elscint Proposal, if possible on acceptable terms, or enter into a strategic arrangement with others, if possible. There is no assurance that any of these efforts will be successful or that the Company will be able to continue its operations, for which the Company presently requires additional capital.

GOING CONCERN CONSIDERATION, LIQUIDITY, ARREARAGE ON PRINCIPAL DEVELOPMENT CONTRACT AND RISK FACTORS - In December 1997, the Company's efforts to raise additional financing to initiate the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of common stock (the "December 1997 Financing"). The December 1997 Financing was believed to be sufficient to fund the Company's operations until approximately July 1998, assuming success in its Debt Reduction Program (see Note 9 to Condensed Consolidated Financial Statements) and discussions with Elscint (see Notes 5 and 9 to Condensed Consolidated Financial Statements). The Company has deferred certain payments due to MSSM and others in order to maintain its resources beyond July 1998. The Company now requires significant additional financing in order to support the Plan.

As indicated in the accompanying unaudited condensed consolidated financial statements, as of November 30, 1998 the Company had over $1 million in negative working capital, approximately $1,022,000 of liabilities, negative net worth of approximately ($984,000) and a development agenda which requires immediate additional financing in order to continue its efforts. Further, as indicated in the accompanying unaudited condensed consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.4 million since inception and has no present, or projected near-term, revenue. Losses have continued since November 30, 1998. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan. The Company has virtually no cash resources at November 30, 1998 and, as such, does not have sufficient resources to fund its operations in the quarter beginning on December 1, 1998. The Company requires additional capital (virtually immediately) in order to continue its planned operations. The Company's development plans involve planned expenditures with MSSM of approximately $600,000 over the coming twelve months and in excess of $500,000 (potentially very significantly in excess of $500,000) with the Developer. These costs, in addition to the Company's operating costs indicate a short-term (one year) financing need of approximately $2.5 million. The Company has been in contact with various existing and potential investors and believes, but cannot assure, that it may be successful in raising the additional capital that it needs to continue the operation of the Plan in the short term. The current turmoil in the domestic and global financial markets is a significant "risk factor" in the Company's efforts to attempt to continue its Plan.

On October 25, 1998, the Company commenced a private placement offering of its class A common stock to accredited investors. The private placement offering calls for a minimum of $800,000 (5,333,333 shares) and a maximum of

$1,200,000 (8,000,000 shares). On January 7, 1999, the Company received proceeds of $222,500 (in exchange for 1,483,333 shares) under the private placement offering from nine investors who agreed to waive the minimum necessary for closing. The Company is continuing its efforts to raise additional amounts under this placement. The Company plans to use the proceeds of the offering to fund the collaborative development effort with MSSM and for working capital. The amount raised in January 1999 will permit the Company to make one payment toward the arrearage with MSSM, it will not permit the Company to bring such payments to a current status or to fund operations for any significant amount of time.


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


RESULTS OF OPERATIONS -

Operations in the quarter and nine months ended November 30, 1998 resulted in a net loss of approximately $279,000 and $855,000, respectively. The loss results principally from the Cardiac MRI Initiative development activities in collaboration with the Mount Sinai School of Medicine.

Cost of the MSSM portion of the collaboration were approximately $150,000 and $450,000 of the net loss for the quarter and nine months, respectively, ended November 30, 1998. In May 1998, the Company initiated a design review/regulatory/contract manufacturing relationship with a third party. Expenses with such third party have totaled approximately $35,000 in the nine months ended November 30, 1998. General and administrative expenses consisted of executive, administrative and business development consultants as well as certain occupancy, storage and professional costs.

Operations in the quarter and nine months ended November 30, 1997 resulted in a net loss of approximately $105,000 and $493,000. The majority of the workforce was terminated between March 5 and March 15, 1997, however, six senior managers and executives continued to devote their efforts to the Company's Plan of restructure during a portion of the nine months ended November 30, 1997. Their payroll, which was accrued but not paid during the nine months, is the principal cost in the accompanying Statement of Operations for 1997. Net loss also includes the reversal in the nine months ended November 30, 1997 of approximately $60,000 of restructuring charge as a result of the return for credit of inventory which was written off to restructuring charge at February 28, 1997.


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

PART II - OTHER INFORMATION



ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 25, 1998, the Company commenced a private placement offering of its class A common stock to accredited investors. The private placement offering calls for a minimum of $800,000 (5,333,333 shares) and a maximum of $1,200,000 (8,000,000 shares). On January 7, 1999, the Company received proceeds of $222,500 (1,483,333 shares) under the private placement offering from nine investors who agreed to waive the minimum necessary for closing. The Company is continuing its efforts to raise additional amounts under this placement. The Company plans to use the proceeds of the offering to fund the collaborative development effort with The Cardiac Institute of the Mount Sinai School of Medicine and for working capital.

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

         (b) The Company did not file reports on Form 8-K during the quarter ended November 30, 1998.






                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         MAGNA-LAB INC.
                                                         --------------
                                                         (Registrant)


Date:  January  14,  1999            By: /s/ Daniel M. Mulvena
                ---                      ---------------------------------------
                                         Daniel M. Mulvena , Chairman of the
                                         Board of Directors, Chief Executive
                                         Officer  (Principal Executive Officer),
                                         Acting Treasurer (Principal Financial
                                         and Accounting Officer)