Form 10KSB
period 1999-02-28
MAGNA LAB INC
filed 1999-06-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended Commission file number 0-21320 February 28, 1999.
                                 MAGNA-LAB INC.
                                 --------------
                 (Name of small business issuer in its charter)

               New York                               11-3074326
    ------------------------------           -----------------------------
    (State or otherjurisdiction of           (I.R.S. Employer I.D. Number)
    incorporation or organization)



 P.O. Box 780, Syosset, NY
(formerly P.O.Box 1313, Brentwood, N.Y. 11717)                       11791
----------------------------------------------                     ----------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number   -   (516) 595-2111

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                 Name of each exchange on which registered
       None                                            None
 ---------------------------------------------------------------------------
Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, $.001 par value per share
                 -----------------------------------------------
                                (Title of Class)

                           Redeemable Class E Warrants
                           ---------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   YES X   NO
                                                               ---    ---

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (X)

The issuer's revenues for its most recent fiscal year ended February 28, 1999:
  $0
 ------

The aggregate market value on April 30, 1999 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 2,600,000. As of April 30, 1999, 21,862,350 shares of Class A Common Stock, $.001 par value and 738,317 shares of Class B Common Stock, $.001 par value, were outstanding. Transitional small business disclosure format
(check one) YES    NO X
               ---   ---

                   DOCUMENTS INCORPORATED BY REFERENCE - None

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT AND THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT
                      LIMITED TO, THOSE DISCUSSED BELOW IN
                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (A)      HISTORY/BUSINESS DEVELOPMENT

         Magna-Lab  Inc.  (the  "Company")  was   incorporated  as  a  New  York
corporation on February 22, 1991 and commenced operations on February 10, 1992.

         In October 1992, the Board of Directors approved the split (effective in December 1992) of the Company's shares approximately 21,532 for one. In December 1992, the Company effected a recapitalization pursuant to which all then outstanding shares of Common Stock were reclassified as Class B Common Stock, having 5 votes per share. The Company's activities have been financed principally by the following transactions. In February 1992, the Company was initially funded with approximately $1,000,000 in a private placement to accredited investors. In April and May of 1993, the Company completed the initial public offering of 1,150,000 units of its equity securities yielding net proceeds of approximately $5.4 million. In July and August 1995, $1,250,000 principal amount of Bridge Notes together with warrants to purchase 625,000 shares of Class A Common Stock and an additional $166,667 in cash were converted into 625,000 shares of Class A Common Stock. In January 1996, the Company completed the public offering of 1,850,000 shares of Class A Common Stock and Class E Warrants to purchase 925,000 shares of Class A Common Stock yielding net proceeds of approximately $4.6 million. In December 1997, the Company completed the private placement, to accredited investors, of 15,072,000 class A common stock for proceeds of approximately $1,884,000. In May 1999, the Company completed the private placement, to accredited investors, of 2,213,667 shares of class A common stock for proceeds of approximately $332,050. See Notes to Consolidated Financial Statements, Item 7.

         From commencement of operations on February 10, 1992 until 1997, Magna-Lab Inc. and Subsidiary (the "Company") developed, received U.S. FDA clearance (September 1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company was restructured (as outlined below) and entered into a collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") to advance its development of a new disposable medical device to make cardiac MRI imaging more effective for the diagnosis and as a guide in the treatment of Coronary Artery Disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative is now the Company's principal activity.

         In February 1997, the Company commenced a plan of restructuring (the "Plan") to reposition itself into its current activity in the Cardiac MRI Initiative. Under the Plan, in March 1997, the majority of the Company's workforce were terminated, the Company vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventory and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate. Capital raising and business development activities for the Cardiac MRI Initiative were undertaken by key Directors, Officers and consultants. In May 1997, the Company entered into the collaboration with MSSM to advance the Cardiac MRI Initiative.

         In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program" - See Notes to Consolidated Financial Statements). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL through a business relationship with Elscint or others and (4) raised an additional $332,050 in a private placement of 2,213,667 shares of class A common stock. Efforts to realize value for the MAGNA-SL product have been unsuccessful to date and are ongoing.

         The Company is continuing its efforts to: (1) raise additional capital,
(2) advance its development program under the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) realize value for its investment in the MAGNA-SL. There is no assurance that any of these efforts will be successful or that the Company will be able to continue its operations, for which the Company presently requires additional capital.

         As indicated in the consolidated  financial statements included in Item
7. of this report, at February 28, 1999, the Company had negative working capital of approximately $764,000 and negative net worth of approximately $751,000 and further has a development agenda which requires additional financing. Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.4 million since inception, negative cash flow from operations of approximately $849,000 and has no present revenue. Losses have continued since February 28, 1999. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company believes that its cash resources at February 28, 1999 are not sufficient to fund its operations for any material period of time beyond February 28, 1999 and the Company is attempting to raise additional capital to continue its planned operations.

         There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

         The address of the Company's principal executive office is P.O. Box 780, Syosset, New York 11791 and its telephone number is (516) 595-2111. From April 1996 until May 1997, the Company's principal executive office had been 250Z Executive Drive, Edgewood, N.Y. 11767 and its telephone number was
(516)-595-2111. Prior thereto, the Company's principal executive office was located at 950 South Oyster Bay Road, Hicksville, New York 11801 and its telephone number was (516) 575-2111.

         (B)      BUSINESS OF ISSUER

         GENERAL

         The Company's business activities consist principally of development of disposable diagnostic imaging devices for use in enhancing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and diagnoses of Coronary Artery Disease ("CAD"). These devices are intended to significantly enhance the image of MRI to make MRI essential in the diagnosis and as a guide in the treatment of Coronary Artery Disease.

         The Company also is engaged in attempting to realize value for its investment in the MAGNA-SL product, after discontinuing development, manufacturing and marketing activities associated with this product in 1997. Efforts (which are ongoing) to date have included discussion of the licensing or sale of the MAGNA-SL and no definitive arrangements have resulted.

         The Company believes the market for it's planned Cardiac MRI products is substantial. The Company believes that over 11.2 million Americans have been diagnosed as having Coronary Artery Disease and that approximately 6.0 million people visit U.S. hospitals with CAD complaints annually. The Company believes that approximately 3.0 million of such people are referred for testing, observation, or treatment. Annually, the Company believes that approximately 1.5 million people have a heart attack in the U. S. and approximately 500,000 of these die. This disease is believed to be the leading killer in the U.S. and a significant part of our healthcare cost.

         The company's products under development consist of the following:

         1. Cardiac View is a product to permit a non-invasive approach to definitive diagnosis of coronary artery and other heart diseases. Cardiac View is being designed to operate in conjunction with a magnetic resonance imaging system to generate diagnostic quality images of the gross arterial structure of the heart. The device consists of an MRI micro receiver coil which is introduced to the patient by means of a probe which is inserted down the throat or nasal passages and into the esophagus. Positioning in the esophagus, puts the micro receiver coil directly behind the heart for optimum imaging.

         2. Artery View is a minimally invasive product to permit the cardiologist to see the composition of atherosclerotic plaque that is the cause of Coronary Artery Disease. Arterial View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress.

         The company has frozen the design of the Cardiac View probe pending finalization of animal and human testing and has a working prototype of the Artery View catheter. The devices are being developed in conjunction with the Company's principal investigator, Valentin Fuster, M.D., Ph.D., Chairman of the Cardiac Institute at Mt. Sinai School of Medicine, New York City.

         In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during the fiscal year ended February 28, 1998 and $50,000 was accrued at February 28, 1998. For the fiscal year ended February 28, 1999, $300,000 was paid and $350,000 (reflecting two quarterly payments in arrears) was accrued at February 28, 1999 under the agreement. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

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

         The Company believes that MRI would, except for certain limitations which the Company's products are designed to address, be the preferred diagnostic tool in diagnosing Coronary Artery Disease because of its particular effectiveness on soft tissue and because the additional information which it presents which could definitively diagnose not only the existence, but the type of arterial lesion. MRI is presently not used extensively in diagnosing Coronary Artery Disease. The Company believes that its devices will make MRI more effective for this purpose.

         PRODUCTION AND ASSEMBLY

         The Company believes that there are qualified, established manufacturers of cardiac probes and catheters who can be trained by the Company to manufacture the CARDIAC VIEW and ARTERY VIEW products to the Company's design and specification. Further, the Company believes that this area of manufacturing, because it involves products that are minimally invasive, has very substantial start-up costs and rigorous government regulation. The Company has had contact with other manufacturers who have already made such investments, are already subject to such regulations and would be interested in manufacturing these products for the Company.

         ACT Medical, Inc. ("ACT") Newton Ma., a leading contract developer and manufacturer of medical devices, has been engaged since 1998 to assist the company in the design, validation and the initial production of the company's devices. ACT is one of the leading suppliers of these services to the major companies in the healthcare field. The Company believes that ACT serves or has served industry giants such as Boston Scientific Corp., Medtronic, Inc. and Johnson and Johnson.

         The Company has carefully followed principles of good manufacturing practice in the design, documentation and validation of its devices. The Company has been advised by outside consultants of the documentation that is required to achieve GMP and ISO certification. The Company is working with regulatory consultants to be in compliance with accepted standards.

         MARKETING AND DISTRIBUTION

         Initially, the Company plans to focus its marketing effort on the clinical validation of the use of CARDIAC VIEW. Working with the research scientists and clinical staff at MSSM, the Company will explore the practical application of its technology in carefully controlled studies. Using the experience gained at Mount Sinai, the Company will expand its study base by working with top researchers located around the U.S. and in international markets.

         The Company presently expects to establish its own direct sales force in the United States. The sales force would be made up of experienced sales people from the cardiology field. The key target accounts will be the largest teaching hospitals, larger hospitals in metropolitan areas and active free-standing MRI centers who focus on cardiology. Overseas the company would expect to employ distributors with a proven track record in diagnostic imaging and cardiology. The company would expect to employ a representative in each international market to manage the development of the business. These representatives would be expected to have technical expertise in the product to assist the dealers in clinical and service related issues.

         The Company expects to attend the major and regional conferences at which CARDIAC VIEW and ARTERY VIEW might have a receptive audience including the meetings of the American Heart Association and American College of Cardiology.

PROPRIETARY RIGHTS

         The Company's policy has been to obtain patents to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         The Company has filed three patent applications relative to the proprietary elements of its Cardiac View and Artery View products. Such patent applications relate to the application and design of our system. Efforts to advance such patent applications to the non U.S. markets are in process.

         Dr. Lawrence A. Minkoff, President and Chief Scientific Officer and a Director of the Company, has received one patent relating to the permanent magnet structure of the Company's MAGNA-SL. In December 1992, Dr. Minkoff assigned his rights to the magnet technologies to the Company. Additionally, the Company has filed applications for patent protection internationally, including an application under the Patent Cooperation Treaty ("PCT"), relating to the permanent magnet structure, but has permitted its rights under that PCT application to lapse. The Company has been informed that the PCT application was published, making it unlikely that additional foreign patent protection with respect to the permanent magnet structure can now be obtained. In March 1995, the Company was issued a U.S. patent concerning a certain proprietary imaging sensing coil assembly. The Company has filed an application for patent protection internationally, including under the PCT, relating to the imaging sensing coil assembly.

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

         The Company may utilize technologies, patents or other rights which may be held by third parties. The Company believes that certain technologies utilized in its Cardiac View product may need to be licensed from others and the Company believes that such licenses are generally available on commercial terms. Certain technologies utilized by the Company in the MAGNA-SL are covered by patents owned or administered by the British Technologies Group, PLC. British Technologies Group, PLC. Has offered the Company a license concerning such technology however the Company has been unable to make the required payment to secure such technologies which are integral to the MAGNA-SL.

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

         Dr. Minkoff, and several of the Company's former scientists were formerly employed, at various times prior to November 1989, by a company engaged in the development, manufacture and sale of MRI devices. Each of Dr. Minkoff and these former scientists has informed the Company that he was not subject to any agreement with such company containing a restrictive covenant limiting competitive activities at the termination of employment with that company.

         GOVERNMENTAL REGULATION

         The operations of the Company are subject to extensive federal and state regulation. Non-invasive and minimally-invasive medical devices and MRI devices generally are subject to regulation by the FDA, certain state and federal agencies that regulate the provision of health care, particularly the Health Care Financing Administration ("HCFA"), and the Environmental Protection Agency ("EPA").

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

         The Company believes that the Cardiac View product is a Class II medical device and that the Artery View product may be a Class II medical device. The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed below). The cessation of the Company's MAGNA-SL operations in March 1997 calls into question the continuing status of the Company's ongoing compliance with FDA regulations.

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

         In 1988, the FDA reclassified MRI devices and all substantially equivalent devices of this generic type from Class III to Class II. This encompassed MRI systems from 13 petitioners. The FDA may require the Company or its competitors to file PMAs for new products or technologies if the devices are sufficiently different from the reclassified MRI devices. Such a determination by the FDA would delay the Company's market introduction of products it may in the future (subject to obtaining funding) consider developing, and could have a material adverse effect on the Company's operations, should the Company pursue development of such products. FDA recently announced its intent to impose higher safety standards on premarket clearance of devices that might pose potential risks if they fail. Such a change in policy could have a material adverse effect on the Company, should the Company resume operations and pursue development of such products.

         The costs associated with the filing of applications with the FDA and, if required, of conducting clinical trials can be significant.

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

         The MAGNA-SL is and any future products distributed by the Company pursuant to the above described clearances will be subject to pervasive and continuous regulation by the FDA. Moreover, the FDC Act will also require the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice (GMP) regulations. The Company presently plans to outsource the production of its Cardiac View and Artery View products to qualifies FDA approved manufacturers. Once registered, the Company's facility, if any, will be subject to periodic inspections by the FDA. The Company does not presently have a facility. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. In addition, the Company's products are expected to be subject to technical standards established by the Federal Communications Commission regarding radio frequency emission limits. The export of medical devices is also subject to regulations in certain instances and in certain circumstances to FDA approval as well as to approval by certain countries to which these devices might be exported. In addition, the use of the Company's products may be regulated by various state agencies. There can be no assurance that the
Company's products will be able to comply successfully with any such requirements or regulations. In fact, the Company's MAGNA-SL does not presently comply with the regulatory standards of several countries. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's potential business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure or recall of products, operating restrictions, refusal of government to approve product applications or allow a company to enter into supply contracts and liability for civil and/or criminal penalties.

         The Company believes that its Cardiac View product would be Class II medical devices subject to the "substantial equivilence" standard and that its Artery View product may be a Class II medical device.

B.       THIRD PARTY COVERAGE, REIMBURSEMENT AND RELATED HEALTH CARE REGULATIONS

         The market for MRI scanners and ancillary devices such as Cardiac View and Artery View is affected significantly by the amount which Medicare, Medicaid or other third party payors, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. The health care industry has changed dramatically during the 1980's and the 1990's in reaction to changes in third party reimbursement systems designed to contain health care costs. In the MRI market, third party reimbursement issues will focus principally on whether MRI diagnostic procedures using the Company's products and proposed products will be covered procedures and, if so, the level of reimbursement that will be available for the MRI procedure.

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

         Medicare reimbursement for the technical component (the operating costs) for MRI diagnostic services furnished in the hospital outpatient setting generally is currently calculated on`a formula that is the lesser of the hospital's reasonable costs and a 42/58 blended amount respectively of hospital reasonable costs and the blended amount of reimbursement for the technical component of the service if furnished in a physician's office in the same locality.

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

         Until October 1991, hospitals were generally able to pass their capital costs on to Medicare which reimbursed such costs on a reasonable basis subject to percentage limitations. However, under regulations which became effective October 1, 1991, reimbursement for capital-related costs began to be included in the prospective payment system. In general, under the new system, which has a 10 year phase-in period, hospitals will be reimbursed for capital costs related to services provided to inpatients through an add-on payment made to the hospital based upon the Diagnostic Related Group (DRG) for each such inpatient. While it is unclear what effects the prospective payment systems will have, it may cause hospitals to more closely scrutinize new capital expenditures and it could have an adverse effect on recovery of capital costs for equipment such as the MAGNA-SL however not the Cardiac View and Artery View products. Capital costs for hospital outpatient departments are currently reimbursed by Medicare in an amount equal to 90% of their reasonable capital costs.

         A number of states, through Certificate of Need ("CON") laws, limit the establishment of new facility or service or the purchase of major medical equipment to situations where it has been determined that the need for such facility, service or equipment exists. The market for the MAGNA-SL may be adversely affected by CON regulation to the extent that institutional health care facility purchasers and lessors of the products are subject to CON regulation. While many states exempt non-institutional providers from CON coverage, a number of states have extended CON coverage to physicians' offices or medical groups by restricting the purchase of major medical equipment wherever located.

C.       EPA REGULATION

         The Company, and any research facility which it operates, would also be required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations.

         COMPETITION

         The health care industry in general, and the market for medical devices in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of medical devices possess substantially greater resources than the Company. The Company will experience competiton both from existing technologies and from others who may attempt other approaches to Cardiac Arterial MRI. The competing technologies that physicians utilize to make diagnoses and select treatment options for CAD include:

                       Electrocardiography (ECG)
                  o     Stress Tests
                       X-ray
                       Computed Tomography (CT) Scan
                       Echocardiography
                  o     Cardiac Catheterization
                       Angiography

Most invasive techniques, like cardiac catheterization and angiography, carry a risk of complications, such as stroke, heart attack or death. Additionally, stress tests have a risk of heart attack or death. The above techniques are described below.

         ELECTROCARDIOGRAPHY (ECG) - This procedure measures electrical impulses in the heart - a fast, slow or irregular heart beat can be detected. A physician can analyze the rhythm of the heart that triggers each heartbeat, the nerve conduction pathways of the heart and the rate and rhythm of the heart. These results give clues to the condition of the heart including abnormal blood flow, and heart rhythms. The test gives some information as to the location, or extent of the damage, but little or no information of blockage.

         EXERCISE TOLERANCE TESTING (STRESS TEST) - The test monitors a person's Electrcardiogram (ECG) and blood pressure during exercise. For example, if coronary arteries are partially blocked, the heart may have sufficient blood flow when the person is resting but not during exercise. This test however gives no detail of the location of blockages or the composition of materials creating the blockage.

         X-RAY - Anyone who presents symptoms of coronary disease may be given a chest x-ray from the front and side. X-rays show the shape and size of the heart and abnormalities. The condition of blood vessels is also viewed on x-rays and is helpful identifying an enlargement of the right ventricle of the heart.
This test provides only a gross overview of what may be going on in the heart.

         COMPUTED TOMOGRAPHY (CT) SCAN - Newer CT scans can "freeze' the heart and take a 3-D moving picture. This procedure can assess motion abnormalities. Ultra-fast systems can see calcium deposits, the hard plaque in the vessels which is a material associated with blockages. This technique is unable, however, to get pictures of the "soft" plaque in the vessels which, the Company believes is more likely to break off and cause the more serious and life threatening blockages.

         ECHOCARDIOGRAPHY - This technique uses high frequency ultrasound waves emitted by a recording probe (transducer) and bounced off heart and vessel structures to produce a moving image. A trans-esophageal probe can be is passed down the patient's throat to analyze structures at the back of the heart. The test can test heart wall motion, blood volume of each heart beat, thickening of the sac around the heart and the accumulation of fluid between the pericardium and the heart. The images from this technique cannot detect soft tissue or the chemical composition within the vessels.

         CARDIAC CATHETERIZATION. - In this procedure, a thin catheter is inserted through an artery or vein and advanced into the major vessels and heart chambers. Catheters are for either diagnosis or treatment. The catheter often contains a measuring instrument at its tip. Often these catheters are used to measure blood pressure in the major vessels and heart chambers. Blood samples and biopsies may also be taken through the catheter. A subset of the diagnostic catheterization is angiography discussed next.

         CORONARY ANGIOGRAPHY - A slender catheter is threaded into an artery in the arm or groin toward the heart and into the coronary arteries. A dye is used that is visible on X-ray (fluroscopy). Coronary artery disease is manifested by an irregular or narrowing of the inner wall of the coronary arteries. If coronary artery disease is detected, an angioplasty may be ordered to widen the channel in the artery.


         COMPETITIVE COMPANIES AND RESEARCH - There are currently several companies developing systems or devices that provide the capability for performing cardiac imaging via several technical approaches. The CARDIAC VIEW and ARTERY VIEW devices are distinguished from these by its proprietary design and its validation, which is continuing, through research performed at Mount Sinai School of Medicine in New York. Both devices are breakthroughs in the use of magnetic resonance imaging of the cardiovascular system and, to the Company's knowledge there is little direct competition.

         The company is aware of certain research activities that could be in competition with the products of the company.

         Surgi-Vision is an MRI based start up company developing products in conjunction with the imaging center at Johns Hopkins Medical Center. The Company believes that the focus of their efforts is intravascular catheters to obtain a better image from a variety of bodily structures including the prostate, colon, rectum, lungs, uterine and abdominal areas as well as the heart. The Company does not believe that there products will compete with MLI's CARDIAC VIEW for screening of heart disease but could compete with ARTERY VIEW. The Company believes that the intellectual property of Surgi-Vision is not in conflict of its own patent filings.

         The company is aware of other MRI intravascular developments at Allegheny University and Stanford University. In both cases the work identified uses much larger diameter catheters which will limit the ability to place it in the smallest vessels. Schneider, Division of Boston Scientific Corporation, has a patent on a small diameter guidewire antenna. The status of this development is unknown.

         The company is aware of developments in surface coil improvements for MRI at University of Pennsylvania and University of California at San Diego.

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

         THE DISCONTINUED MAGNA-SL PRODUCT

         The Company has developed and, in September 1994, received regulatory clearance from the FDA to begin marketing, its MAGNA-SL MRI scanner. The MAGNA-SL is not currently available for sale due to the Company's curtailment of MRI system operations in 1997 including disruptions with vendors and the absence of a technical workforce to build, install and service such systems. When it was available, the MAGNA-SL was to have sold for less than $500,000 and have low installation and operating costs compared to whole body MRI scanners. Four MAGNA-SL scanners have been delivered to and accepted by customers, including three scanners which were shipped to a related party, the third of which remains unpaid. The Company's plan to realize value for its investment in the MAGNA-SL has been to restructure its prior licensing arrangement with Elscint (see below) or license or sell the MAGNA-SL to others. To date such efforts (which are ongoing) have not resulted in definitive agreements.

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

         The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed below). The cessation of the Company's operations during 1997 calls into question the current state of the Company's previously received FDA clearance.

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

         In June 1996, the Company and Elscint signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories including Europe, the Peoples Republic of China, parts of the Middle East and Latin America, Australia and other territories. The Company would be paid royalties on systems manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems. Escint had the right to cure shortfalls by, among other things, making payment of approximately 87% of the minimum royalties. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Elscint had a right of first negotiation on certain new products.

         The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties. The parties then negotiated a new completion date for the tasks with Elscint reserving all of its rights including the right to complete the tasks itself at the Company's expense or to terminate the agreement. Elscint informed the Company that it was not satisfied with the Company's completion of the tasks after the new completion date. Subsequently, Elscint presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks and to initiate a major alteration and improvement of certain systems comprising the MAGNA-SL. The Elscint Proposal required a development payment of $500,000 plus certain support activities from the Company. In May 1997, the Company received notification from Elscint that it would reserve the right to terminate its agreement with the Company and seek damages from the Company as a result of the Company's failure to cure the deficiencies identified by Elscint or alternatively to move forward with the Elscint Proposal. In May 1998, Elscint indicated to the Company that it is unsatisfied with the Company's response to it's proposal. The Company has determined not to go forward with Elscint Proposal based upon the inability of the parties to agree on meaningful and binding sales and marketing targets which would justify the $500,000 investment under the Elscint Proposal. The Company believes that Elscint's MRI business was purchased by the General Electric Company in June of 1998. Since this time, the Company has had little further contact with Elscint.

         A third party has alleged that the terms of a Company engagement with that third party call for a fee to them with respect to the June 1996 agreement with Elscint. During October 1997, the parties agreed to settle this matter for the issuance of 125,000 shares of Class A Common Stock.

         OTHER (PREVIOUSLY) PROPOSED PRODUCTS IN MRI SYSTEMS

         The Company had intended to build on the technology of the MAGNA-SL magnet and system to design and develop other anatomy specific MRI scanners (including potentially a scanner dedicated to MRI mammography and a back and spine scanner, among other ideas) but has no resources with which to pursue such intentions. While there is presently no significant development activity related to these potential products, certain design and development work had been done and the Company believes this may have value to a potential licensee or purchaser.

         UNDERWRITERS LABORATORIES INC. OR EQUIVALENT LISTING - MAGNA-SL - The Company's MAGNA-SL is required to be listed by Underwriters Laboratories Inc. ("UL")., which is a not-for-profit independent organization, or by ETL Testing Laboratories, Inc. ("ETL"). The Company's MAGNA-SL is not presently listed by such organizations.

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

         PRODUCTION AND ASSEMBLY - MAGNA-SL - The MAGNA-SL system is comprised of three major subsystems; a magnet subsystem (assembled by the Company), an MRI computer subsystem (purchased from a third party with which the Company has terminated its relationship as a result of the Company's failure to purchase commercially viable quantities, among other matters) and a rack of power and electronic components (purchased from third parties).

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

         The MRI computer subsystem was purchased from a supplier in Europe. In August 1993, the Company established a multi-system purchase relationship with this vendor by making a $480,000 non-refundable deposit payment. Such agreement, as amended in July 1994, provided for purchases of MRI computer subsystems and the license of certain technology underlying the subsystems. The Company had agreed to purchase initial subsystems which, as amended, would result in an additional payment of $240,000 beyond the $480,000 paid as a deposit. Of that additional $240,000, substantially all had been paid at February 28, 1997, leaving an unamortized deposit of approximately $320,000 at February 28, 1997. Such remaining deposits were written off at February 28, 1997 as a result of the
(a) the Company's inability to go forward with purchase commitments, and (b) the Company's intention at the time to move forward with the Elscint Proposal which would eliminate this component. The Company believes that its prior relationship with this vendor is no longer be available. Further, it is possible that this vendor may assert damages against the Company for various matters including volume discounts for volumes not realized or for other costs or investments made by this vendor.

         The power and electronics components necessary for the MAGNA-SL system are generally available from a variety of vendors. The Company had established sources of supply for such components but as a result of non-payment of these vendors, believes that such sources of supply may no longer be available to it.

         It can be assumed that the Company's liquidity problems and its Debt Reduction Program have had a negative effect on relations with vendors associated with the MAGNA-SL.

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

         MARKETING AND DISTRIBUTION - MAGNA-SL - Prior to cessation of operations related to the MAGNA-SL in 1997 the Company was selling and marketing the MAGNA-SL in the United States through a combination of its own sales force and contractual arrangements with others. The principal markets for the MAGNA-SL include private practitioners and institutions initially for applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry. The Company's sales force, which consisted of three persons (including the Vice President of Sales and Marketing, and all of whom were terminated pursuant to the Plan), concentrated primarily on the United States radiology market.

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

         See above regarding a June 1996 agreement with Elscint under which Elscint was to manufacture market and sell the MAGNA-SL for distribution in certain defined non-U.S. territories.

         COMPETITION - MAGNA-SL - The health care industry in general, and the market for diagnostic imaging equipment, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of MRI scanners possess substantially greater resources than the Company. At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging Inc.; Elscint, Ltd.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. The Company believes that the principal elements of competition include price, product performance, service and support capability, financing terms and brand name recognition. The Company is aware of one company, Esaote Biomedica SpA. ("Esaote") engaged in marketing an MRI device for extremity imaging. Their product, the ARTOSCAN, received FDA marketing clearance in October 1993, approximately 11 months prior to the Company's receipt of clearance. The Company believes that the MAGNA-SL had substantial performance advantages over the ARTOSCAN product including: mid-field rather than low-field magnet, greater imaging volume, ability to do weight bearing and fully bent limb scans, greater patient positioning opportunities and superior image quality. However, Esaote has sold hundreds of its extremity imaging devices. The list price of the ARTOSCAN product is believed to be approximately 25% lower than the Company's list price was for the MAGNA-SL. The Company had planned to compete with the ARTOSCAN product on the basis of image quality, a wider range of imaging opportunities and greater patient comfort.

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

         WARRANTY AND SERVICE - MAGNA SL - It is customary in the medical equipment industry to warrant that each scanner will be free from defects in material and workmanship for a period of one year after acceptance of the scanner and provide routine servicing free of charge for the first year. After the first year, servicing is customarily offered to customers on a contract basis or by charges for service calls.

         The Company has been unable, due to lack of financial resources, to honor its obligations for warranty and service since approximately March 1997.

         In the medical device market, the ability to provide comprehensive and timely service can be a key competitive advantage and is important for establishing customer confidence. The Company's inability to service, for an extended period of time, the four scanners placed in service creates a potentially serious obstacle to the Company to reenter this market.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement , which is required immediately, to fund its continued plan of development operations, (ii) pay its debts including significant payments to trade creditors and to its principal medical collaborator, which are presently overdue, (iii) successful completion of development of its planned products, Cardiac View and Artery View, (iv) successful business development and marketing efforts to, assuming completion of the development effort in (iii) above, commercialize any products developed, (v) maintain its relationship with the Cardiac Institute of the Mount Sinai School of Medicine and with its principal medical investigator, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its product developments from infringement by others with patents and other protections, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial and technology markets.

         HUMAN RESOURCES

         At May 15, 1999, the Company has one full time executive, research and development employee, one part time administrative employee and two consultants providing executive, business development, management and financial services. The Company's current development work is being done in collaboration with physicians and scientists at the Cardiac Institute of the Mount Sinai School of Medicine (New York) under the Company's collaboration with MSSM.

         During March 1997, the Company indefinitely furloughed 14 of its 20 employees due to insufficient funds for their payroll. The remaining employees were offered the opportunity to continue with the Company in exchange for deferred compensation pending successful completion of continuing efforts to complete a financing. All but one of the remaining employees terminated their full-time service to the Company during 1997, one serves part-time and executive serves as a consultant to the Company.

ITEM 2:  DESCRIPTION OF PROPERTY

         The Company presently conducts its research operations at the Cardiac Institute at the Mount Sinai School of Medicine (New York) and in a laboratory in the personal home of its Chief Scientific Officer. Certain corporate and other records, inventory and equipment have been secured in storage facilities which the Company rents on a month-to-month basis for approximately $3,000 per month.

         From April 26, 1996 until May 1997 the Company leased approximately 16,000 square feet of office, manufacturing and research and development space in Edgewood, New York. The existing lease was due to expire in May 2003 but was terminated pursuant to a stipulation and judgment entered in the District Court of the County of Suffolk (New York), Fifth District Central Islip Part, on April 3, 1997 calling for payment of approximately $120,000. Pursuant to the Company's Debt Reduction Plan (see Note 8 to Consolidated Financial Statements), the Company negotiated a settlement of the stipulation and judgment in favor of this landlord in exchange for the payment by the Company of $100,000 (which has been paid). Prior to April 26, 1996, the Company leased approximately 10,000 square feet of office, manufacturing and research and development space in Hicksville, New York under a lease which was to expire in September 1997. Under a "Surrender of Lease Agreement", the Company and the landlord agreed to the early termination of the lease and the forgiveness of certain amounts payable under the lease which were overdue.

ITEM 3: LEGAL PROCEEDINGS

         As a result of a period of deferral of payment of obligations due to the lack of cash, the Company has been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations (see below) or for breach of agreements (including possible exposure with respect to the Elscint agreement, and others). One vendor, Devcom, initiated litigation in the United States District Court for the Eastern District of New York and received, on October 7, 1997, a judgment against the Company in the amount of $300,000. Settlement of this judgment was made in January 1998 in exchange for the payment by the Company of $150,000 and the agreement to a satisfaction of judgment by the creditor. The Company has entered into a stipulation of judgment with its former landlord (Heartland Rental Properties Partnership) ultimately resulting in payment of approximately $100,000 to settle this matter (see "Item 2 "Description of Property"). Other judgments, for lesser amounts have been entered against the Company and remain unsettled. The Company has settled the claims of many of its vendors through payments of reduced amounts in exchange for releases of liability. This process is ongoing and certain vendors have threatened the Company with litigation to recover amounts due them.

         The Company has been unsuccessful to date in its efforts to restructure the Elscint agreement in a manner which is satisfactory to the Company. As such, the Company is exposed to possible litigation from Elscint's claim that the Company failed to perform certain required tasks under the Elscint agreement. Elscint paid the Company a non-refundable advance payment in June 1996 of $250,000 in connection with the Elscint agreement, as well as certain other subsequent payments, and would likely claim these payments and additional damages. The Company is unable to estimate an amount of possible loss exposure for this potential claim or for any offsets or recoveries it may have as a result of any counterclaims which it may have against Elscint.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended February 28, 1999.
---------------------------

                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      MARKET INFORMATION

         The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information for periods through April 10, 1997 is the Nasdaq SmallCap Market and for periods subsequent to that date is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                            FISCAL YEAR ENDING FEBRUARY 28,
                                              1999                   1998
                                              ----                   ----
                                         HIGH        LOW        HIGH       LOW
CLASS A COMMON STOCK:
First Quarter ended  May 31,             5/16        1/4       31/32       3/16
Second Quarter ended  August 31,         9/16        1/8       11/32        1/4
Third Quarter ended  November 30         9/32       5/64         3/8        1/4
Fourth Quarter ended  February 28,       7/32       1/16         3/8        1/4

         The Company's Class E warrants are not listed because their trading value subsequent to the quarter ended May 31, 1997 has been nominal. There is no established public trading market for the Company's Class B Common Stock.

         On April 30, 1999, the closing bid price for the Class A Common Stock was approximately $0.12.

         (B)      RECENT SALES OF UNREGISTERED SECURITIES AND RELATED MATTERS -

         DURING THE FISCAL YEAR ENDED FEBRUARY 28, 1999 AND THROUGH MAY 1999 -

         Between January and May 1999, the Company completed the private placement of 2,213,667 shares of Class A Common Stock to a group of accredited investors for gross proceeds of approximately $332,050. The proceeds were to be used to advance the Plan of restructuring outlined in other areas of this report, fund payment under the agreement with the Mount Sinai School of Medicine and for working capital. The Company claims exemption from registration of this placement under Rule 506 of Regulation D. There were no selling commissions or discounts.

         During the fiscal year ended February 28, 1999 the Company issued 100,000 shares of common stock to the American Stock Transfer Company ("AST") in settlement of its unpaid account with AST.

         DURING THE FISCAL YEAR ENDED FEBRUARY 28, 1998 -

         In August 1997, the Company issued 125,000 shares of Class A Common Stock to an investment bank to settle a claim against the Company for an alleged fee due to that firm in connection with the 1996 Elscint agreement (see Notes to Consolidated Financial Statements). There were no selling commissions or discounts.

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

         (B)      APPROXIMATE NUMBER OF EQUITY STOCK HOLDERS

         Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of April 30, 1999 are approximately as follows:

Title of Class                                      Number of Record Holders

Class A Common Stock                                                     213
Class B Common Stock                                                      53
Class E Warrants                                                          36

         The Company believes that the number of beneficial holders of the Company's Common Stock as of April 30, 1999 is in excess of 300.

         (C)       DIVIDENDS

         The Company has never declared or paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS REPORT AND THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT
                      LIMITED TO, THOSE DISCUSSED BELOW IN
                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------


         (B)      MANAGEMENT'S ANALYSIS AND DISCUSSION OR PLAN OF OPERATIONS -

         BACKGROUND/HISTORY - From commencement of operations on February 10, 1992 until 1997, Magna-Lab Inc. and Subsidiary (the "Company") developed, received US FDA clearance (September 1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company was restructured (as outlined below) and entered into a collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") to advance its development of a new disposable medical device to make cardiac MRI imaging more effective for the diagnosis of heart disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative is now the Company's principal activity.

         CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into its current activity in the Cardiac MRI Initiative. Under the Plan, in March 1997, the majority of the Company's workforce were terminated, the Company vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventories and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate. Capital raising and business development activities for the Cardiac MRI Initiative were undertaken by key Directors, Officers and consultants. In May 1997, the Company entered into the collaboration with MSSM to advance the Cardiac MRI Initiative.

         In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program" - See Notes to Consolidated Financial Statements). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL through a business relationship with Elscint or others and (4) raised an additional $332,050 in a private placement of 2,213,667 shares of class A common stock. Efforts to realize value for the MAGNA-SL product have been unsuccessful to date and are ongoing.

The Company is continuing its efforts to: (1) raise additional capital, (2) advance its development program under the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) realize value for its investment in the MAGNA-SL. There is no assurance that any of these efforts will be successful or that the Company will be able to continue its operations, for which the Company presently requires additional capital.

The Company is continuing its efforts to: (1) raise additional capital, (2) advance its development program under the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) realize value for its investment in the MAGNA-SL. There is no assurance that any of these efforts will be successful or that the Company will be able to continue its operations, for which the Company presently requires additional capital.

         LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATION

As indicated in the accompanying consolidated financial statements, as of February 28, 1999, the Company had negative working capital of approximately $764,000 and negative net worth of approximately $751,000 and further has a development agenda which requires additional financing. Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.4 million since inception, negative cash flow from operations of approximately $849,000 and has no present revenue. Losses have continued since February 28, 1999. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company believes that its cash resources at February 28, 1999 are not sufficient to fund its operations for any material period of time beyond February 28, 1999 and the Company is attempting to raise additional capital to continue its planned operations.

There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

         RESULTS OF OPERATIONS -

         Operations for the fiscal year ended February 28, 1999 utilized approximately $849,000 of cash principally in connection with activities under The Cardiac MRI Initiative and the related agreement with MSSM. Payments to MSSM totaled approximately $300,000 in the fiscal year ended February 28, 1999 and at February 28, 1999 are approximately $300,000 in arrears. Net loss of approximately $919,000 reflects costs of approximately $1.2 million reduced by gains of approximately $0.28 million related to the settlement of liabilities at amounts less than their recorded balances and related evaluations of payables and accruals. Reference is made to Note 8 to Consolidated Financial Statements (Item 7.)

         Operations for the fiscal year ended February 28, 1998 utilized approximately $1,200,000 of cash in order to settle liabilities under the Debt Reduction Program and commence activities under the agreement with MSSM.
Payments  to MSSM  totaled  approximately  $300,000  in the  fiscal  year  ended
February 28, 1998. Net loss of approximately $13,000 reflects costs of approximately $1 million reduced by gains of approximately $1 million related to the settlement of liabilities at amounts less than their recorded balances and related evaluations of payables and accruals.

         THE YEAR 2000 ISSUE

         The Year 2000 issue refers to the fact that many computers and applications have been programmed with two digit date fields for the year. As such, as the century date change occurs, date sensitive systems may not be able to recognize the year 2000 or distinguish it from the year 1900, for example. This inability to recognize or properly interpret the year 2000 could result in incorrect or interrupted processing of financial and operational data. The effect that this could have on information, systems and operations is not measurable but could be significant.

         The Company uses computers in accounting and general administration and in various technical applications. The software that the Company currently uses includes versions which are several years old and may, or may not, have year 2000 issues. The Company plans, during 1999, to update its general accounting and administration software to the latest versions available. The software used for technical functions is generally more current and believed to be year 2000 compliant. The Company believes that its collaborator, MSSM and its outsourced developer, Act Medical, Inc. are taking the steps necessary to be year 2000 compliant. The Company's MAGNA-SL uses computer systems which generally are not time or date sensitive and the Company believes are generally year 2000 compliant. There can be no assurance that the Company will have no disruption as a result of the year 2000 issue, however, management believes that such issues would not be significant.


                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S FUTURE OPERATING RESULTS ARE DEPENDENT UPON MANY FACTORS INCLUDING, BUT NOT LIMITED TO THE COMPANY'S ABILITY TO: (I) OBTAIN SUFFICIENT CAPITAL OR A STRATEGIC BUSINESS ARRANGEMENT , WHICH IS REQUIRED IMMEDIATELY, TO FUND ITS CONTINUED PLAN OF DEVELOPMENT OPERATIONS, (II) PAY ITS DEBTS INCLUDING SIGNIFICANT PAYMENTS TO TRADE CREDITORS AND TO ITS PRINCIPAL MEDICAL COLLABORATOR, WHICH ARE PRESENTLY OVERDUE, (III) SUCCESSFUL COMPLETION OF DEVELOPMENT OF ITS PLANNED PRODUCTS, CARDIAC VIEW AND ARTERY VIEW, (IV) SUCCESSFUL BUSINESS DEVELOPMENT AND MARKETING EFFORTS TO, ASSUMING COMPLETION OF THE DEVELOPMENT EFFORT IN (III) ABOVE, COMMERCIALIZE ANY PRODUCTS DEVELOPED, (V) MAINTAIN ITS RELATIONSHIP WITH THE CARDIAC INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE AND WITH ITS PRINCIPAL MEDICAL INVESTIGATOR, (VI) DEVELOP PRODUCTS WHICH DO NOT INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, (VII) PROTECT ITS PRODUCT DEVELOPMENTS FROM INFRINGEMENT BY OTHERS WITH PATENTS AND OTHER PROTECTIONS, AS WELL AS (I) COMPETITIVE FACTORS AND DEVELOPMENTS BEYOND THE COMPANY'S CONTROL AND (II) GENERAL ECONOMIC CONDITIONS AND CONDITIONS IN THE
                       FINANCIAL AND TECHNOLOGY MARKETS.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



                          MAGNA-LAB INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                                  24

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                           25

         CONSOLIDATED STATEMENTS OF OPERATIONS                                26

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                27

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                  28

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        29-36

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Stockholders
Magna-Lab Inc.


We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 1999, and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended February 28, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 1999, and the results of their operations and their cash flows for the years ended February 28, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant and recurring losses from operations and has an accumulated deficit and negative working capital at February 28, 1999. In addition, the Company has been unable to generate adequate cash flow from sales and production to support its first product and has instead commenced a new development activity which requires significant capital resources. The Company has been unable to complete sufficient financing to assure that it can continue its planned operations in the coming fiscal year. Furthermore, the Company has various liabilities and contingent liabilities as a result of its attempt to develop its first product. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/ Rothstein, Kass & Company, P.C.




Roseland, New Jersey
June 8, 1999



                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                FEBRUARY 28, 1999


                                     ASSETS

  CURRENT ASSETS:
    Cash and cash equivalents                                                               $       67,000
    Other current assets                                                                                 0
                                                                                            ---------------
         Total current assets                                                                       67,000

  PROPERTY AND EQUIPMENT, net, and all other                                                        13,000
                                                                                            ---------------

                                                                                            $       80,000
                                                                                            ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

  CURRENT LIABILITIES:
     Accounts payable                                                                       $      223,000
    Accrued expenses and other current liabilities                                                 608,000
                                                                                            ---------------
         Total current liabilities                                                                 831,000


  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY:
    Preferred stock, par value $.01 per share, 5,000,000
       shares authorized, no shares issued
    Common  stock,  Class  A, par  value  $.001  per  share,  40,000,000  shares authorized, 21,662,350 shares issued
      and outstanding                                                                               21,000
    Common stock, Class B, par value $.001 per share,
      3,750,000 shares authorized, 1,875,000 shares issued
       and 738,317 shares outstanding                                                                1,000
    Capital in excess of par value                                                              15,649,000
    Accumulated deficit                                                                        (16,422,000)
                                                                                            ---------------
         Total stockholders' deficiency                                                           (751,000)

                                                                                            $       80,000
                                                                                            ===============







SEE ACCOMPANYING NOTES.



                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED FEBRUARY 28, 1999 AND 1998




                                                                                               1999             1998
                                                                                           --------          -------
REVENUES                                                                              $           0       $        0

OPERATING EXPENSES:
  General and administrative                                                                270,000          579,000
  Selling and marketing                                                                           0           40,000
  Research and development                                                                  928,000          417,000
                                                                                      --------------     ------------
                                                                                          1,198,000        1,036,000

LOSS FROM OPERATIONS                                                                     (1,198,000)      (1,036,000)
                                                                                      --------------    -------------

OTHER INCOME (EXPENSE):
  Gain from disposition of liabilities                                                      275,000        1,027,000
  Interest and other income (expense), net                                                    4,000           (4,000)
                                                                                      --------------    -------------
                                                                                            279,000        1,023,000

NET LOSS                                                                              $    (919,000)    $    (13,000)
                                                                                      ==============    =============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                     20,350,000        7,496,000
                                                                                      ==============    =============

NET LOSS PER SHARE, basic and diluted                                                 $       (0.05)    $      (0.00)
                                                                                      ==============    =============




















SEE ACCOMPANYING NOTES



                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED FEBRUARY 28, 1999 AND 1998




                                                                                             1999              1998
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $  (919,000)      $   (13,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                                           4,000             1,000
    Gain from disposition of liabilities                                                 (275,000)       (1,027,000)
    Changes in operating assets and liabilities:
     Accounts receivable                                                                        0            61,000
     Accounts payable and other current liabilities                                       341,000          (255,000)
                                                                                      ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (849,000)       (1,233,000)
                                                                                      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                                           0                 0
                                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock                                                                          332,000         1,884,000
  Pay costs of stock issued                                                               (15,000)                0
  Payments on notes payable                                                                     0           (62,000)
                                                                                      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 317,000         1,822,000
                                                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (532,000)          589,000

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                       599,000            10,000
                                                                                      ------------      ------------

  End of year                                                                         $    67,000       $   599,000
                                                                                      ============      ============
















SEE ACCOMPANYING NOTES





                          MAGNA-LAB INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED FEBRUARY 28, 1999 AND 1998


                                                                                                          Common
                                                                                       Capital in         Stock
                                                  Common Stock                           Excess         Subscribed
                                             Class A                  Class B            of Par         and to be   Accumulated
                                        Shares     Amount      Shares       Amount       Value            Issued      Deficit
                                    --------------------------------------------------------------------------------------------


BALANCES, February 28, 1997          3,765,851  $   4,000   1,824,149    $   2,000  $  13,324,000   $    140,000   $(15,490,000)

ISSUANCE OF SUBSCRIBED
 SHARES                                425,000          -           -            -              -        140,000       (140,000)

CONVERT B SHARES TO A                   59,291          -     (59,291)           -              -              -              -

PRIVATE PLACEMENT                   15,072,000     15,000           -            -      1,869,000              -              -

SHARES FORFEITED BY
 FOUNDERS                                    -          -  (1,000,000)      (1,000)         1,000              -              -

NET LOSS                                     -          -           -            -              -              -        (13,000)
                                   ---------------------------------------------------------------------------------------------

BALANCES, February 28, 1998         19,322,142  $  19,000     764,858      $ 1,000  $  15,334,000   $          -   $(15,503,000)

CONVERT B SHARES TO A                   26,541          -     (26,541)           -              -              -              -

SHARES TO SETTLE LIABILITY             100,000          -           -            -         16,000              -              -

PRIVATE PLACEMENT                    2,213,667      2,000           -            -        330,000              -              -

COSTS OF PRIVATE
  PLACEMENT                                  -          -           -            -        (31,000)             -              -

NET LOSS                                     -          -           -            -              -              -       (919,000)
                                   ---------------------------------------------------------------------------------------------

BALANCES, February 28, 1999         21,662,350  $  21,000     738,317      $ 1,000  $  15,649,000   $          -  $ (16,422,000)
                                   =============================================================================================




SEE ACCOMPANYING NOTES.


                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     DISCUSSION OF THE COMPANY'S ACTIVITIES AND CASH REQUIREMENTS; GOING
CONCERN CONSIDERATION:

BACKGROUND/HISTORY - From commencement of operations on February 10, 1992 until 1997, Magna-Lab Inc. and Subsidiary (the "Company") developed, received US FDA clearance (September 1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company entered into a collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") to advance its development of a new disposable medical device to make cardiac MRI imaging more effective for the diagnosis of heart disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative is now the Company's principal activity.

 CURRENT ACTIVITIES - In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into its current activity in the Cardiac MRI Initiative. The Company's activities in the fiscal year ended February 28, 1999 included principally the advancement of the Cardiac MRI Initiative. The Company's activities in the fiscal year ended February 28, 1998 included entering into the collaborative agreement with MSSM, capital raising, elimination of Company-directed production, marketing, administration and systems engineering and development related to the MAGNA-SL and attempting to strengthen a relationship with Elscint Cryomagnetics, Ltd. ("Elscint" - see Note 8) which was begun in June 1996.

In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 8). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to enter into a business relationship with Elscint or others to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional $332,050 in a private placement of 2,213,667 shares of class A common stock.

Under the Plan, in March 1997, the majority of the Company's workforce were terminated. Further, in 1997, the Company vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventories and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate.

The Company is continuing its efforts to: (1) raise additional capital, (2) advance its development program under the Cardiac MRI Initiative, (3) complete the Debt Reduction Program and (4) realize value for its investment in the MAGNA-SL. There is no assurance that any of these efforts will be successful or that the Company will be able to continue its operations, for which the Company presently requires additional capital.

GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of February 28, 1999, the Company had negative working capital of approximately $764,000 and negative net worth of approximately $751,000 and further, has a development agenda which requires additional financing. Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.4 million since inception and has no present revenue. Losses have continued since February 28, 1999. These factors, among others, indicate that the Company is in need of significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company believes that its cash resources at February 28, 1999 are not sufficient to fund its operations for any material period of time beyond February 28, 1999 and the Company is attempting to raise additional capital to continue its planned operations.

There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

RESEARCH AND DEVELOPMENT COSTS - Costs of research and development activities, including patent costs, are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory.

INVENTORIES - Inventories are stated at the lower of cost or market, generally on the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT - Property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the declining balance method as follows:

                                                           Estimated
             Asset                                         Useful life
       -----------------------                             -----------
       Machinery and equipment                              5-7 years
       Purchased software                                     5 years

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

NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Board Opinion No. 15. Basic and diluted loss per share for the fiscal years ended February 28, 1999 and 1998 were the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 1999.

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

NOTE 3 -  RELATIONSHIP  WITH THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during the fiscal year ended February 28, 1998 and $50,000 was accrued at February 28, 1998. For the fiscal year ended February 28, 1999, $300,000 was paid and $350,000 (including two quarterly payments in arrears) was accrued at February 28, 1999 under the agreement. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above.

NOTE 4 -      PROPERTY AND EQUIPMENT:

Property and equipment at February 28, 1999 consists of the following:

 Machinery and equipment                                               $360,000
 Purchased software                                                      49,000
                                                                       --------
                                                                        409,000
 Less accumulated depreciation and amortization and write-downs        (396,000)
                                                                       ---------
                                                                      $  13,000
                                                                      ==========

NOTE 5 -      STOCKHOLDERS' DEFICIENCY:

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

CLASS B COMMON STOCK FORFEITED IN FEBRUARY 1998 - Of the shares of Class B common stock issued, 1,000,000 shares were forfeited on February 28, 1998 since certain conditions were not met by that date. Such shares were considered cancelled at February 28, 1998.

INITIAL PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - During the first quarter of fiscal 1994, the Company completed its initial public offering of 1,150,000 units of its equity securities (including exercise of the underwriter's over allotment option) yielding gross proceeds of $6.9 million (approximately $5.4 million, net of underwriting discounts and expenses). Each unit consisted of one share of Class A common stock, one redeemable Class A warrant (which expired unexercised in March 1998) and one redeemable Class B warrant (which expired unexercised in March 1998) In connection with the initial public offering, the Company sold an option permitting the underwriter to purchase 100,000 units which expired unexercised in March 1998.

1995 PRIVATE PLACEMENT - During the year ended February 28, 1995, the Company made a private placement of an aggregate amount of $1.65 million principal amount of notes payable and five year warrants to purchase 825,000 shares of Class A common stock. Approximately $400,000 of such notes were repaid and the remaining $1,250,000 face amount of notes, together with accrued interest, warrants to purchase 625,000 shares of common stock and an additional cash payment were converted into 625,000 shares of common stock of the Company. The remaining warrants to purchase 200,000 shares at, initially, $2.85 per share, are subject to adjustment for anti-dilution in certain circumstances and grant the holders certain other rights including those summarized below.

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

1998 PRIVATE PLACEMENT OF COMMON STOCK - In December 1997 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds are to be used to advance the Plan of restructuring outlined in Notes 1 and 3, including the initial funding of the agreement with the Mount Sinai School of Medicine.

1999 PRIVATE PLACEMENT OF COMMON STOCK - In February 1999, the Company completed the private offering of 2,213,667 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $332,050. The proceeds are to be used to advance the Cardiac MRI Initiative with the Mount Sinai School of Medicine and the Plan of restructuring outlined in Note 1. Subsequent to February 28, 1999, in May 1999, the Company issued 200,000 shares of Class A common stock to one accredited investor for $30,000.

STOCK OPTIONS AND WARRANTS - In December 1992, the Company adopted its 1992 Stock Option Plan (the "Stock Option Plan") which, as amended in 1993 and 1995, provides for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 1,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Stock Option Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

In May 1997, the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was in the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company repriced the outstanding options under the 1992 Stock Option Plan of selected individuals, who were identified by the Company's Board of Directors to have a continuing role in the Company's plan of restructure and having exercise prices above $2.00 per share, with new stock options at an exercise price of $0.25 per share. In aggregate, 750,000 options were repriced. In addition, in recognition of their efforts to advance the plan of restructuring, the Company awarded 910,000 new options at $0.25 per share to certain individuals. A portion of such grant, after considering forfeitures, would be subject to approval of the shareholders of an increase in the shares available under the Stock Option Plan. 660,000 of such options were granted for a five-year term, immediately exercisable, while 250,000 of such options would be exercisable ratably over three years. The Company may be required to record a compensation charge in the future for stock option awards which are subject to stockholder approval. Such charge would be required if the fair market value of the underlying common stock at the date of shareholder approval is in excess of the exercise price of the options. Stock option activity for the years ended February 28, 1999 and 1998 (giving retroactive effect to the May 1997 repricing to the beginning of the February 28, 1998 period presented) is as follows:



                                                           1999                         1998
                                                 ----------------------        -------------------------
                                                  Shares                       Shares
                                                  Under                        Under
                                                  Option         Price         Option        Price
                                                 ----------------------        -------------------------

        Beginning                                1,222,500       $0.25         950,000     $0.25 - $2.81
        Canceled                                        -            -        (637,500)    $0.25 - $2.81
        Granted                                         -            -         910,000     $0.25
                                                 -------------------------------------------------------

        End                                       1,222,500       $0.25      1,222,500     $0.25
                                                 =======================================================



Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 1,100,000 and 938,000 were exercisable at February 28, 1999 and 1998, respectively.

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

                                                                       1998
                                                                       ----
        Net loss, as reported                                    $(   13,000)
        Net loss, pro-forma                                      $(   65,000)
        Loss per common share, basic and diluted, as reported    $(     0.00)
        Loss per common share, basic and diluted, pro-forma      $(     0.01)

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

In connection with the August 1997 settlement of a dispute with a third party, the Company has issued 125,000 shares of its Class A common stock. At the date of settlement, such shares were valued at $40,000 (approximately $0.31 per share). Such amount was accrued and such shares were considered as common stock subscribed and to be issued, at February 28, 1997. In connection with an amount payable to a third party, 100,000 shares were issued during the fiscal year ended February 28, 1999 to settle an account payable. Such amount was valued at approximately $16,000.

NOTE 6 -      INCOME TAXES:

At February 28, 1999, the Company had net operating loss carryforwards of approximately $14.7 million to offset future income subject to tax and approximately $570,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $5.0 million of federal and $1.2 million of state deferred tax assets at February 28, 1999. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

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

Such carryforwards and credits expire through 2019.

NOTE 7 -      OTHER MATTERS:

RESTRUCTURING COSTS - In connection with the restructuring of its business, the Company recorded a February 1997, restructuring charge of $1,489,000 detailed as follows:

  Write down of property and equipment due to the
   elimination of production and facility                    $          400,000
  Inventory write-downs to discontinue product line                     532,000
  Write-off of nonrefundable deposits, net                              332,000
  Provision for early cancellation of leases and other                  225,000
                                                             -------------------
                                                             $        1,489,000
                                                             ===================

During the fiscal year ended February 28, 1999 and 1998, the Company utilized approximately $40,000 and $85,000, respectively, of the restructuring accrual primarily for lease termination costs and reversed approximately $35,000 during the fiscal year ended February 28, 1999 as no longer considered necessary. The remaining accrual at February 28, 1999 is approximately $65,000.

INTELLECTUAL PROPERTY RIGHTS - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements.

NOTES PAYABLE - In February 1997, the Company issued a $75,000 promissory note payable to a shareholder, collateralized by certain accounts receivable and a MAGNA-SL system delivered to a related party but not paid for by that related party. The note is payable at prime (7.75% at February 28, 1999) plus 2% per annum and was due March 15, 1997. As of February 28, 1999, approximately $62,000 has been repaid and approximately $13,000 plus interest remains in default. There was no cash interest paid in the fiscal years ended February 28, 1999 or 1998.

RENT EXPENSE - Rent expense for the year ended February 28, 1999 was approximately $44,000 including storage charges for inventories and other assets. Rent expense related to the facility lease that has been terminated was approximately $57,000 (a portion of which was charged to the restructuring accrual) for the year ended February 28, 1998.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - In 1997, the Company identified new investors willing to invest in the Company's Plan if, among other things, recorded liabilities (then approximately $2.5 million, unaudited) could be reduced by a very material amount. In approximately October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program. Under the Debt Reduction Program, the Company contacted its creditors, informed them of the opportunity to obtain new financing and requested them to settle liabilities due them for substantially reduced amounts. Such efforts have continued during the fiscal years ended February 28, 1999 and 1998 and are ongoing. Additionally, the Company settled claims by non-executive employees for unpaid payroll and expenses of approximately $133,000 and settled the claims of executive employees for a reduced amount aggregating approximately $150,000. Virtually all of the employee claimants signed releases of liability.

The Company has had several judgments entered against it for liabilities. The largest of these judgments consisted of: (1) an October 1997 judgment in favor of a vendor for $300,000 entered against the Company which was settled for $150,000 and (2) a May 1997 judgment in favor of a former landlord for approximately $120,000 and settled for approximately $100,000.

In total, approximately $1,400,000 of liabilities have been either paid or agreed to be reduced by the vendors. The difference between recorded payables and accruals and amounts paid for settlement has been included in other income in the consolidated financial statements. Additionally, approximately $270,000 and $490,000, for the fiscal years ended February 28, 1999 and 1998, respectively, have been evaluated by the Company and written-off (and included in other income) as items which will not require a payment from the Company. Approximately $300,000 remains in accruals and accounts payable pending resolution or write-off.

The Company has a recorded liability to one vendor for approximately $22,000 and, rather than settle, this vendor has continued to invoice the Company for additional materials which were never received and for interest charges. The vendor's claim for this $22,000 payable now exceeds $150,000 which the Company, in consultation with its reorganization counsel, disputes.

While the Company has had success in reducing its liabilities and negotiating with its creditors and others in accordance with the Debt Reduction Plan, the ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the consolidated financial statements. The Company believes, but cannot assure, that its liability will not exceed amounts recorded in the consolidated financial statements.

LITIGATION - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims which the Company believes do not exceed $25,000. Various creditors and others have threatened the Company with litigation to recover amounts due them and some of these parties retained counsel who have contacted the Company regarding these claims. While the Company has had success in reducing its liabilities and obtaining releases from its creditors, employees and others in accordance with the Debt Reduction Plan, the ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the consolidated financial statements.

The Company is also exposed to potential litigation from agreements entered into in connection with its discontinued business activities. Some of these agreements are described in the following paragraphs. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

AGREEMENT WITH ELSCINT - In June 1996, the Company and Elscint entered into an agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories and the Company would be paid royalties. Additionally, Elscint and the Company agreed on various other matters, including certain ongoing development support which is no longer practical given the Company's resources. Elscint paid the Company a non-refundable deposit of $250,000 on signing the agreement and purchased certain components from the Company and participated in certain other efforts with the Company in preparation for the manufacture and sale of the MAGNA-SL.

The  Company  was   obligated  to  complete   certain   development   tasks  and
enhancements, which, if not completed by November 1996, could result in termination of the agreement by Elscint. Elscint has informed the Company in November 1996 and again in May 1998 that it is not satisfied with the completion of certain of the tasks and believes that the Company is in default of its obligations under the agreement. Various discussions have been had with Elscint to resolve this matter. No resolution has been reached and the Company has had little, if any, contact with Elscint since Elscint's MRI business was acquired by General Electric ("GE") during 1998.

The Company has not recorded any liability to its consolidated financial statements for this matter because it is unable to determine what, if any, liability it could have to Elscint after defenses and counterclaims which it would make against Elscint.

WARRANTY, SERVICE, PRODUCT LIABILITY - The Company has been unable to honor its obligations for one year warranty and service for the MAGNA-SL since approximately March 1997. Additionally, product liability claims relating to the MAGNA-SL may be asserted against the Company. The Company is not aware of any such claims, however, there can be no assurance that such claims will not arise and be material.

RELATIONSHIP WITH FOREIGN COMPONENT SUPPLIER - As a result of the Plan of restructuring described in Note 1, the Company terminated its relationship with a foreign supplier of components in which it had agreements which contemplated multi-year and multi-system requirements. The Company wrote-off deposits, which were non-refundable, of approximately $332,000 with this vendor.

RELATIONSHIP WITH RELATED PARTY DISTRIBUTOR - The Company entered into various distribution and sales representation agreements covering the sale of the MAGNA-SL, including an exclusive arrangement for certain uses and markets with an entity (Beta Numerics, Inc., "Beta") whose shareholders included two directors and beneficial owners of the Company's stock and one former director and still beneficial owner of the Company's stock. In the fiscal year ended February 28, 1997, the Company established a valuation allowance for 100% of a receivable from Beta, net of previously received deposits, of approximately $256,000, net, due to non-payment.

ITEM 8:  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS.

                                   NONE





                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT:

         The Company's Directors and executive officers are as follows:

         Name                            Age      Positions with the Company
-------------------------------------------------------------------------------
Daniel M. Mulvena (2)                    51       Chairman of the Board, Chief
                                                  Executive Officer and Acting
                                                  Chief Financial Officer
Lawrence A. Minkoff, Ph.D.               50       Director, President and Chief
                                                  Scientific Officer,
Joel Kanter (1)                          42       Director
Michael J. Rosenberg (2)                 71       Director
Irwin M. Rosenthal, esq. (1)(2)          70       Director
Louis E. Teichholz, M.D.   (1)           57       Director
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

         LAWRENCE A. MINKOFF, PH.D., a founder of the Company, is presently the Company's President and Chief Scientific Officer and has also served as its Chairman of the Board and Chief Executive Officer from inception in February 1991 until March 1998. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc., a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of Minkoff Research Labs, Inc. Minkoff Research Labs, Inc. is a principal shareholder of the Company and prior to the formation of the Company conducted the development activities relating to certain of the Company's technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of its Board of Directors from January 1985 to February 1989.

         JOEL S. KANTER, has served as a Director of the Company since March 1998. Mr. Kanter is the Chief Executive Officer of Walnut Financial Services, Inc., a publicly traded company which provides different forms of financing to small businesses, including, through its subsidiaries, equity financing to start-up and early stage businesses, bridge financing and institutional financing.

         Mr. Kanter serves on the Boards of several public companies including Encore Medical Corporation (NMS), Greystone Medical Group, Inc. (OTC Bulletin Board), I-Flow Corporation (Nasdaq), and Paragon Health Network, Inc. (NYSE).

         MICHAEL J. ROSENBERG, has been a Director of the Company since March 1998. From 1996 to the present, Mr. Rosenberg has been an independent consultant. From 1960 - 1996 Mr. Rosenberg was Executive Vice President of Rosenthal & Rosenthal Inc. Mr. Rosenberg serves on the Board of several public companies including DVL Inc. and Deotexis.

         IRWIN M. ROSENTHAL, ESQ., has served as a Director of the Company since February 1992. He has served as a senior partner at Graham & James, LLP since 1998 and at Rubin Baum Levin Constant & Friedman from December 1991 until 1998. From December 1989 to December 1991, he served as a partner at Baer Marks Upham, and from 1983 to December 1989, as a senior partner at Botein Hays & Sklar. Mr. Rosenthal is a director of Life Medical Sciences, Inc., and EchoCath, Inc. and serves as secretary and director of Magar Inc., a principal shareholder of the Company.

         LOUIS E. TEICHHOLTZ, M.D., has served as a Director of the Company since March 1998. Dr. Teichholz practices medicine with a specialty in cardiology and is Director of Cardiology at the Hackensack Medical Center in Hackensack, New Jersey.

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

ITEM 10: EXECUTIVE COMPENSATION.

         The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended February 28, 1999 (the "Named Executive Officers"). Only those columns which call for information applicable to the Company or the Named Executive Officers for the periods indicated have been included in such tables.


SUMMARY COMPENSATION TABLE
                                                                                                LONG TERM
                                             YEAR          ANNUAL                              COMPENSATION
                                             ENDED      COMPENSATION                             OPTION/
NAME & PRINCIPAL POSITION                   FEB. 28      SALARY ($)          BONUS ($)           SAR (#)
-------------------------                   -------      ----------          ---------           -------

Daniel Mulvena, Chairman of the Board,       1999         $114,757                  -                  -
Chief Executive Officer                      1998         $ 42,000                  -            250,000
                                             1997             -                     -                  -
Lawrence A. Minkoff, Ph.D., President        1999         $112,000                                     -
and Chief Scientific Officer                 1998         $ 93,334(a)               -            150,000
                                             1997         $112,000                  -                  -
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


INDIVIDUAL GRANTS
                                                            % OF TOTAL
                                                            OPTIONS/SARS
                                                            GRANTED TO      EXERCISE OR
                                             OPTIONS/       EMPLOYEES IN    BASE PRICE
NAME                                      SARS GRANTED(#)   FISCAL YEAR     ($/SHARE)      EXPIRATION DATE
----                                      ---------------   -----------     ---------      ---------------
Daniel M. Mulvena                             -                 -                -                 -
Lawrence A. Minkoff, Ph. D.                   -                 -                -                 -
-----------------

(a) A portion of which are subject to shareholder approval. See "Report on Repricing of Options" below.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

         The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 1999 and the value of unexercised options held by them at the fiscal year-ended February 28, 1999.


                                                                                                VALUE OF UNEXERCISED
                                                                        NUMBER OF               IN-THE MONEY
                                                                        UNEXERCISED             OPTIONS/SARS
                                       SHARES                           OPTIONS/SARS AT F/Y     AT F/Y END ($)
                                       ACQUIRED ON     VALUE            END (#) EXERCISABLE/    EXERCISABLE/
NAME                                   EXERCISE(#)     REALIZED($)      UNEXERCISABLE           UNEXERCISABLE(1)
----                                   -----------     -----------      --------------------    ---------------------

Daniel M. Mulvena                            0                0            166,667/83,333             $-0-/$-0-
Lawrence A. Minkoff, Ph. D.                  0                0              250,000/-0-              $-0-/$-0-
---------------
(1)      Based on a  closing  price of $.12 per  share of Class A  Common  Stock on  February  28,  1999,  less the exercise price.


REPORT ON REPRICING OF OPTIONS

         In May 1997, the Board of Directors of the Company determined that the purposes of the 1992 Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was essential to the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. The Board concluded that such retention was particularly important given the Company's severely strained financial situation in 1997 and the sacrifices made by the key directors, officers, employees and consultants to work without current pay and put forth their own cash, and other personal sacrifices, to support the Company's Plan. The Board further determined that it would be in the best interests of the Company and the Company's shareholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at a price closer to the then current market value. On May 7, 1997, the Board of Directors repriced the outstanding options under the 1992 Stock Option Plan of selected individuals who were identified by the Board to have a continuing role in the Company's Plan of restructure with exercise prices above $2.00 per share with new stock options at an exercise price of $0.25 per share. The bid price for the Class A Common stock on the Nasdaq SmallCap Market on that date was $0.22. 100,000 options were repriced for each of Messrs. Minkoff & Stutman (Mr. Stutman has subsequently resigned and forfeited his options). In addition, in recognition of their efforts to advance the Plan, the completion of the agreement with Mount Sinai School of Medicine and the results of the preliminary work with Mount Sinai School of Medicine, the Board awarded new options (certain of which would be subject to the shareholder approval of an amendment to increase the number of shares available under the Stock Option Plan unless forfeitures made such action unnecessary) at $0.25 per share to Dr. Minkoff (150,000), Dr. Stutman (125,000) (Chief Operating Officer of the Company until June 1997, which options were subsequently forfeited according to their terms as they remained unexercised 90 day after his resignation), Mr. Rosenthal (150,000), Dr. Moskowitz (150,000), Mr. Kenneth C. Riscica (75,000) (Chief Financial Officer of the Company until April 1997 and a consultant to the Company thereafter) and to Mr. Mulvena (250,000), the consultant for the restructure plan who was named the Company's Chairman and Chief Executive Officer in March 1998. Each of the new options were granted for a five year period of exercise with all options except Mr. Mulvena's being immediately exercisable. Mr. Mulvena's options are exercisable ratably over a three-year period commencing in May 1997.

EMPLOYMENT AGREEMENTS

         There are no employment agreements with any of the Company's employees. Dr. Minkoff continues to receive compensation at the rate of compensation indicated in his prior contract ($112,000 per year) which expired on February 28, 1997. Mr. Mulvena provides services to the Company based upon a consulting agreement which calls for payment based upon time expended on the affairs of the Company. Mr. Mulvena agrees to spend such time as is necessary to advance the affairs of the Company.

DIRECTORS' COMPENSATION
         The Company does not presently pay cash compensation to its outside Directors for attendance at Board or committee meetings. Outside Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors. In 1993 Mr. Rosenthal was awarded options to purchase 25,000 shares of Class A Common Stock of the Company at an exercise price of $6.00 per share and expiring in 1998. In February 1995, Mr. Rosenthal and Dr. Moskowitz were awarded options to purchase 75,000 and 100,000 shares, respectively, of Class A Common Stock of the Company at an exercise price of $2.50 per share, and an option held by Mr. Rosenthal to purchase 25,000 shares at $6.00 was cancelled and regranted with an exercise price of $2.50. Each such option expires in February of 2000. In January 1996, Mr. Rosenthal was granted an option to purchase 25,000 shares of Class A Common Stock at $2.63 and expiring in 2001. In May 1997, as discussed further in Report on Repricing of Options, above, the options granted to Messrs. Rosenthal and Moskowitz were regranted at an exercise price of $0.25 per share and with a five year term. Additionally, at that time Messrs. Moskowitz and Rosenthal were each granted (subject to Shareholder Approval of an increase in the number of shares available under the Stock Option Plan, if necessary after forfeitures) options for an additional 150,000 shares (each) of Class A Common Stock. See "Option/SAR Grants in Last Fiscal Year" regarding these options and for options granted to Dr. Minkoff and for options repriced in May of 1997.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of April 30, 1999 for (i) each of the Company's directors and the executive officers named in the Summary Compensation Table, (ii) each person known by the Company to own beneficially 5% or more of the outstanding shares of any class of its voting securities and (iii) all directors and executive officers as a group.


                                                                                   PERCENTAGE
                                                       NUMBER OF                   OF TOTAL
                                          CLASS OF     SHARES                      CLASS A AND        PERCENTAGE OF
NAME AND ADDRESS                          COMMON       BENEFICIALLY   PERCENT OF   CLASS B            TOTAL VOTING
OF BENEFICIAL OWNER (1)                   STOCK (2)    OWNED(3)       CLASS(4)     COMMON STOCK (4)   POWER (2)(4)
-----------------------                   ---------    ------------   ----------   ----------------   -------------
Daniel M. Mulvena  (5)                    Class A         166,666         0.8%          0.7%             0.7%
Lawrence A. Minkoff, Ph.D. (6)(7)         Class A         250,000         1.1%
                                          Class B         238,915        32.4%
                                                          -------
                                                          488,915                       2.1%             5.6%
                                                          -------
Irwin M. Rosenthal (8)(9)(11)             Class A         725,000         3.3%
                                          Class B          48,496         6.6%
                                                          -------
                                                          773,496                       3.4%             3.8%
                                                          -------
Robert M. Rubin (13)                      Class A       3,400,000        15.6%         15.0%            13.3%
Abbe/Berman "Group" (14)                  Class A       2,000,000         9.1%          8.9%             7.8%
Coleman Abbe (14)                         Class A         500,000         2.3%          2.2%             2.0%
Richard Abbe (14)                         Class A         500,000         2.3%          2.2%             2.0%
Leo Abbe (14)                             Class A         500,000         2.3%          2.2%             2.0%
Jeffrey Berman (14)                       Class A         500,000         2.3%          2.2%             2.0%
Eileen Kaplan (15)                        Class A       1,666,667         5.3%          5.1%             4.6%
Lawrence Kaplan and Helaine Kaplan (15)   Class A       1,666,667         5.3%          5.1%             4.6%
Fred Kassner (15)                         Class A       1,050,000         4.8%          4.7%             4.1%
Cynthia R. May(12)                        Class A       1,109,606         5.1%          4.9%             4.3%
Theodore J. Murin (12)                    Class A       1,072,706         4.9%          4.8%             4.2%
Joel Kanter (15)(16)                      Class A       1,000,000         4.6%          4.4%             3.9%
Dr. Herbert Moskowitz (8)(9)(11)          Class A         560,936         2.0%
                                          Class B         267,265        36.2%
                                                          -------
                                                          828,201                       3.1%             6.7%
                                                          -------
Minkoff Research Labs, Inc. (7)           Class B         238,915        32.4%          1.1%                %
Harry Minkoff (7)                         Class B         238,915        32.4%          1.1%                %
Dr. Teichholtz (15)                       Class A         200,000         0.9%          0.9%             0.8%
Joel M. Stutman, Ph.D. (5)                Class B         131,101        17.6%          0.6%             2.6%
Magar Inc.(8)                             Class B          48,496         6.6%          0.2%                %
Martin D. Fife (8)(9)                     Class B          48,496         6.6%          0.2%                %
All Executive Officers and Directors as   Class A       2,341,666        10.4%
a Group (4 persons)                       Class B         287,411        38.9%
                                                        ---------
                                                        2,629,077                      11.7%            14.4%
                                                        ---------
(see following page for notes)
----------------------


The information presented in the table above is based solely upon Forms 13, 15 and 4 filed by the respective holders under the Securities Exchange Act of 1934 and has not been otherwise independently verified by the Company. To the extent that any required holders have not filed timely reports on such Forms, the Company would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Beneficial ownership of Class B Common Stock reflects the forfeiture of an aggregate of 1,000,000 shares on February 28, 1998 upon the failure of certain criteria to be achieved.
(4) Based upon 21,862,350 shares of Class A Common Stock and 738,317 shares of Class B Common Stock outstanding and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or become exercisable within the next 60 days.
(5) The address for Mr. Mulvena is c/o Magna-Lab Inc., P.O. Box 780, Syosset, NY 11791. Consists of options which have become exercisable.
(6) The address for Dr. Minkoff is c/o Magna-Lab Inc., P.O. Box 780, Syosset, NY 11791. Includes currently exercisable options to purchase 250,000 shares of Class A Common Stock, including shares underlying options which are subject to shareholder approval. Reflects the forfeiture of 273,042 shares of Class B common stock on February 28, 1998.
(7) Dr. Lawrence A. Minkoff and Harry Minkoff are each officers and directors and principal shareholders of Minkoff Research Labs, Inc. and as such may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Minkoff Research Labs, Inc. Harry Minkoff is the father of Lawrence A. Minkoff. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Minkoff Research Labs, Inc. Reflects the forfeiture of 273,042 shares of Class B common stock on February 28, 1998.The address for Minkoff Research Labs, Inc. and for Harry Minkoff is P.O. Box 338, Locust Valley, NY 11560.
(8) Dr. Moskowitz and Messrs. Rosenthal and Fife are each officers and directors and principal stockholders of Magar Inc. As such, these individuals may be considered to beneficially own, and to have shared investment and voting power with respect to, all shares of Class B Common Stock owned by Magar Inc. Information relating to shares owned by each of these individuals assumes that each beneficially owns all shares of Class B Common Stock owned of record by Magar Inc. The address of these individuals is c/o Magar Inc., 30 Rockefeller Plaza, New York, NY 10112.
(9) Includes 48,496 shares (after orfeiture of 55,424 shares on February 28, 1998) of Class B Common Stock owned by Magar Inc.
(10) Class A Common Stock beneficially owned includes 150,900 shares of Class A Common Stock (including 2,100 shares of stock held by Dr Moskowitz' wife), 15,000 shares of Class A Common Stock issuable pursuant to Class E Warrants (exercisable at $4.375 per share) and options to acquire an aggregate of 100,000 shares of Class A Common Stock. Class B Common Stock beneficially owned includes 218,750 shares (after forfeiture of 250,000 shares on February 28, 1998) held by Dr. Moskowitz and the shares held by Magar Inc. (see notes 7 and 8).
(11) Includes currently exercisable options to purchase an aggregate of 275,000 shares of Class A Common Stock.
(12) Includes 272,706 shares owned by Marathon Investments, L.L.C. and with respect to which Ms. May & Mr. Murin share investment and voting power. Amounts for Ms. May also include 826,900 shares of Class A Common Stock owned of record by GRQ L.L.C. and 10,000 shares of Class A Common Stock underlying Class E Warrants (exercisable at $4.375 per share) owned of record by GRQ L.L.C. The address for each of Ms. May & Mr. Murin is c/o Marathon Investment, L.L.C. is 13260 Spencer Road, Hemlock, Michigan 48626.
(13) The address for Mr. Rubin is c/o Magna-Lab Inc., P.O. Box 780, Syosset, NY 11791.
(14) The address for each of Messrs. Coleman Abbe, Richard Abbe, Leo Abbe and Jeffrey Berman is c/o Hampshire Securities Corp., 640 Fifth Avenue, New York, NY 10016. Such reporting persons may be deemed to be part of a "group" and such reporting persons disclaim any such "group" membership. The "Abbe Group" reflects such amounts as though such reporting persons were a member of a "group" (which they disclaim).
(15) The address for these individuals is c/o Magna-Lab Inc., P.O.Box 780, Syosset, NY 11791.
(16) Includes the holding of The Kanter Family Foundation and Windy City Associates to which Mr. Kanter does not have sole voting or investment power

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 1994, the Company entered into a sales, marketing and distribution agreement with Beta Numerics, Inc. ("Beta"). Beta is a private company, two founders and stockholders of which are Dr. Herbert Moskowitz and Mr. Irwin Rosenthal, each of whom was at the time a director and stockholder of the Company. Further, the Company believes that Marathon Investments, L.L.P. and Fred Kassner also have financial investments in Beta. Under the agreement, Beta was granted certain rights in exchange for certain volume order commitments which were not met by Beta. The agreement was terminated by the Company during 1997. Beta has asserted that the Company is not servicing Beta's scanners. Beta owed the Company approximately $345,000 with respect to a machine shipped in December 1996 and the Company owed Beta $100,000 on a customer deposit. Both the receivable and payable were written off in connection with the $1.5 million restructuring charge recorded to the fourth quarter ending February 28, 1997.

         Mr. Rosenthal is a senior partner in a law firm which provides legal services to the Company from time to time. During the fiscal year ended February 28, 1999, such firm billed the Company approximately $36,000.

         There are no other material transactions with related parties during the two fiscal years ended February 28, 1999. Transactions between the Company and its Directors, officers and principal shareholders are approved by the disinterested directors of the Company and determined to be on terms no less favorable than those available from independent third parties.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  NONE

         (B)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 1999.

                                                    SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGNA-LAB INC.
Dated: June 14, 1999
                                            By: /s/Daniel M. Mulvena
                                            Daniel M. Mulvena
                                            Chairman of the Board and
                                            Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                         Date
      ---------                          -----                         ----

/s/Daniel M. Mulvena              Chairman of the Board
---------------------             and Chief Executive
    Daniel M. Mulvena             Officer (principal executive
                                  and financial officer)           June 14, 1999


/s/Lawrence A. Minkoff
----------------------
   Lawrence A. Minkoff, Ph.D.    President and Chief Scientific
                                 Officer                           June 14, 1999


/s/Joel Kanter
-------------
   Joel Kanter                   Director                          June 14, 1999


/s/Michael J. Rosenberg
-----------------------
   Michael J. Rosenberg          Director                          June 14, 1999


/s/Irwin M. Rosenthal
---------------------
   Irwin M. Rosenthal            Director                          June 14, 1999


/s/Louis E. Teichholz
---------------------
    Louis E Teichholz, M.D.      Director                          June 14, 1999

                                INDEX TO EXHIBITS
                                -----------------
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

10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)
10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)
10.15    Employment Agreement between the Company and Kenneth C. Riscica. (5)
10.16 Form of Consulting Agreement between the Company and D.H. Blair Investment Banking Corp.(3)
10.18 Agreement between Magna-Lab Inc. and Surrey Medical Imaging Systems Limited dated August 23, 1993. Incorporated by reference to Exhibit
         10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 File No. 0-211320)
10.19    Letter  Amendment  dated  December  8, 1993 to  Agreement  with  Surrey
         Medical Imaging Systems Limited Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 (File No. 0-21320)
10.19(a) Letter of  amendment  dated  July 11,  1994 to  agreement  with  Surrey
         Medical Imaging Systems  Limited.  Incorporated by reference to exhibit
         10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1994. (File Number 0-21320)
10.20 Foreign Distributorship Agreement and Coordination Foreign Distributor Agreement between Magna-Lab Inc. and Apic-Medarax dated January 22, 1994. (5)
10.20(a)Letter  amendment  dated  September  1,  1994  to  Foreign   Distributor
         Agreement dated January 22, 1994. Incorporated by reference to Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994. (7)
10.20(b) Letter  amendment  dated  October  20,  1995  to  Foreign   Distributor
         Agreement dated January 22, 1994. (7)
10.21 Form of stock option agreement between the Company and each non executive option holder. (5) 10.22 Medical Advisory Board Agreement, dated January 19, 1994, between the Company and Dr. William Abbott. (5)
10.23 Form of Underwriting Agreement, dated March 30, 1993, between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index.
10.24 Form of Unit Purchase Option, dated April 6, 1993 between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to
         Exhibit 1.2 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index
10.25 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. and American Stock Transfer and Trust Company.(3)
10.26 Placement Agent Agreement, dated as of June 20, 1995, among the Company, the Representative and, for purposes of certain sections, Dreyer & Traub, L.L.P. (7)
10.27 Form of Subscription Agreement, dated as of August 4, 1995, between the Company and Bridge Note investors. (7)
10.28    Lock-up letters from Bridge Note investors. (7)
10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7) 10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7) 10.31 Surrender of Lease agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.(8)
10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8) 10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.34 Note Agreement between the Company and Beta Numerics, Inc. dated April 15, 1996.(8)
10.35 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (9)
11       Statement re computation of per share earnings. (6)
27       Financial Data Schedule.
----------------------------------

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