Form 10QSB
period 1999-05-31
MAGNA LAB INC
filed 1999-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended: MAY 31, 1999
                                                  ------------

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the transition period from    to
                                                   ----  ----

                         Commission file number 0-21320
                                                -------

                                 MAGNA-LAB INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

          New York                                         11-3074326
  ------------------------------                -------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                       P. O. Box 780, Syosset, N.Y. 11791
                     --------------------------------------
                    (Address of principal executive offices)

                                 (516) 595-2111
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 1999

  Class A Common Stock, $.001 Par Value                           21,862,350
  -------------------------------------                       -----------------

  Class B Common Stock, $.001 Par Value                              738,317
  -------------------------------------                       -----------------
               Class                                                Shares



    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION
               ITEM 1. - FINANCIAL STATEMENTS

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  2

                  CONSOLDATED STATEMENTS OF OPERATIONS                         3

                  CONSOLDATED STATEMENTS OF CASH FLOWS                         4

                  CONSOLDATED STATEMENT OF STOCKHOLDERS' EQUITY                5

                  NOTES TO CONSOLDATED FINANCIAL STATEMENTS                  6-9

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION                                              10-12

PART II - OTHER INFORMATION

         ITEM 2  - CHANGES IN SECURITIES AND USE OF PROCEDS                   12

         ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                                    13

















All items which are not applicable or to which the answer is negative have been omitted from this report.



                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 May 31, 1999 (unaudited) and February 28, 1999


                                                                                      May 31,          February 28,
                                                                                       1999                1999
                                                                                      -------          ------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $          0       $     67,000
                                                                                    -------------      -------------
     Total current assets                                                                      0             67,000
                                                                                    -------------      -------------

PROPERTY AND EQUIPMENT, net, and all other                                                13,000             13,000
                                                                                    -------------      -------------

                                                                                    $     13,000       $     80,000
                                                                                    =============      =============




                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $    406,000       $    223,000
  Accrued expenses and other current liabilities                                         617,000            608,000
                                                                                    -------------      -------------
        Total current liabilities                                                      1,023,000            831,000
                                                                                    -------------      -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                       -                  -
  Common stock, Class A, par value $.001 per share,
     40,000,000 shares authorized, 21,862,350 and
     21,662,350 shares issued and outstanding, respectively.                              22,000             21,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     738,317 shares outstanding                                                            1,000              1,000
  Capital in excess of par value                                                      15,664,000         15,649,000
  Accumulated deficit                                                                (16,697,000)       (16,422,000)
                                                                                     ------------      -------------
        Total stockholders' deficit                                                   (1,010,000)          (751,000)
                                                                                    -------------      -------------
                                                                                    $     13,000       $     80,000
                                                                                    =============      =============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                         Three months ended May 31,

                                                                                             1999              1998
                                                                                             ----              ----
REVENUES                                                                           $            -    $            -
                                                                                   ---------------   ---------------

COSTS AND EXPENSES:
  Selling and marketing                                                                         -                 -
  General and administrative                                                               90,000            81,000
  Research and development                                                                185,000           222,000
                                                                                   ---------------   ---------------
                                                                                          275,000           303,000
                                                                                   ---------------   ---------------

OTHER INCOME (EXPENSE)
  Other income                                                                                  -            10,000
  Interest expense                                                                              -                 -
  Interest income                                                                               -             3,000
                                                                                   ---------------   ---------------
                                                                                                -            13,000
                                                                                   ---------------   ---------------

NET LOSS                                                                           $     (275,000)   $     (290,000)
                                                                                   ===============   ===============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                                    22,467,000        19,422,000
                                                                                   ===============   ===============

NET LOSS PER SHARE                                                                         $(0.01)           $(0.02)
                                                                                           =======           =======


















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                          MAGNA-LAB INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                         Three Months ended May 31,
                                                                                            1999               1998
                                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $    (275,000)    $     (290,000)
                                                                                   --------------    ---------------
  Adjustments:
    Depreciation and amortization                                                              -                  -
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                             192,000            (61,000)
                                                                                   --------------    ---------------
           Total adjustments                                                             192,000            (61,000)
                                                                                   --------------    ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (83,000)          (351,000)
                                                                                   --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                                       -                  -
                                                                                   --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                          -                                 -
                                                                                   --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of 200,000 shares in private placement to accredited investor                30,000                  -
    Payment of offering expenses                                                         (14,000)                 -
                                                                                   --------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       16,000                                  -
                                                                                   --------------    ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                    (67,000)          (351,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     67,000            599,000
                                                                                   --------------    ---------------
  End of period                                                                    $           -     $      248,000
                                                                                   ==============    ===============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                                  $           -     $       20,000
                                                                                   ==============    ===============













                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended May 31, 1999 (unaudited)





                                                               Common Stock
                                            -------------------------------------------------       Capital in
                                                    Class A                     Class B                 Excess
                                            ----------------------        -------------------           Of Par    Accumulated
                                              Shares        Amount        Shares       Amount        Value (a)        Deficit
                                        --------------------------------------------------------------------------------------

BALANCES, February 28, 1999               21,662,350      $ 21,000       738,317    $   1,000      $15,649,000    (16,422,000)

CONVERT B SHARES TO A                              -             -             -            -                -              -

PRIVATE PLACEMENT OF COMMON
     STOCK                                   200,000         1,000             -            -           29,000              -

STOCK ISSUANCE EXPENSES                            -             -             -            -          (14,000)             -

NET LOSS                                           -             -             -            -                -       (275,000)
                                        --------------------------------------------------------------------------------------

BALANCES, May 31, 1999 (unaudited)        21,862,350      $ 22,000       738,317    $   1,000      $15,664,000    (16,697,000)
                                          ==========      =========      =======    ==========     ============   ============









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          MAGNA-LAB INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 1999.

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

In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 7). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to enter into a business relationship to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional $362,050 in a private placement of 2,413,667 shares of class A common stock.

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

GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of May 31, 1999, the Company had no cash, negative working capital of approximately $1,023,000 and negative net worth of approximately $1,010,000 and further, has a development agenda which requires additional financing. Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.7 million since inception and has no present revenue. Losses have continued since May 31, 1999. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company has no cash resources at May 31, 1999 and can not fund its present operations. Certain consultants, an executive and the Company's two principal development partners have continued to work for the Company in the absence of being paid. In April 1999, one of these parties (the Company's third party developer) advised the Company it could no longer work without current payment. In July 1999 the Company's medical collaborator advised the Company that it could not continue to incur costs without payment. There is no assurance that others will continue to advance the Company's efforts without current pay. The Company is attempting to raise additional capital to continue its planned operations.

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

NOTE 4 -  RELATIONSHIP  WITH THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during the fiscal year ended February 28, 1998. For the fiscal year ended February 28, 1999, $300,000 was paid and $350,000 (including two quarterly payments in arrears) was accrued at February 28, 1999 under the agreement. For the quarter ended May 31, 1999, no amounts were paid and a total of $500,000 has been accrued (including three quarterly payments in arrears). In July 1999, the Company was advised by MSSM that it will not incur new costs under the collaboration due to the arrearage. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above.

NOTE 5 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 1999 are as follows:

         Machinery and equipment                               $760,000
         Purchased software                                      49,000
                                                               --------
                                                                809,000
         Less: accumulated depreciation and amortization        396,000
               amounts written off in restructuring charge      400,000
                                                               --------
                                                               $ 13,000
                                                               --------

NOTE 6 - ACCRUED LIABILITIES:

Included in accrued liabilities at May 31, 1999 are approximately $65,000 for accrued restructuring costs.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

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

In total, approximately $1,400,000 of liabilities have been either paid or agreed to be reduced by the vendors. The difference between recorded payables and accruals and amounts paid for settlement has are periodically evaluated (generally annually) and included in other income in the consolidated financial statements. Approximately $300,000 remains in accruals and accounts payable pending resolution or write-off.

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

AGREEMENT WITH ELSCINT - In June 1996, the Company and Elscint Cryomagnetics, Ltd., a subsidiary of Elscint Ltd., ("Elscint") entered into an agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain non-United States territories and the Company would be paid royalties. Additionally, Elscint and the Company agreed on various other matters, including certain ongoing development support which is no longer practical given the Company's resources. Elscint paid the Company a non-refundable deposit of $250,000 on signing the agreement and purchased certain components from the Company and participated in certain other efforts with the Company in preparation for the manufacture and sale of the MAGNA-SL.

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

RELATIONSHIP WITH FOREIGN COMPONENT SUPPLIER - As a result of the Plan described in Note 1, the Company terminated its relationship with a foreign supplier of components in which it had agreements which contemplated multi-year and multi-system requirements. The Company wrote-off deposits, which were non-refundable, of approximately $332,000 with this vendor.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



  EXCEPT FOR THE HISTORICAL  INFORMATION  CONTAINED HEREIN,  THIS REPORT AND THE
   FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANINGS OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE
   SECURITIES EXCHANGE ACT OF 1934. SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN
                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                     --------------------------------------


     (B) MANAGEMENT'S ANALYSIS AND DISCUSSION OR PLAN OF OPERATIONS -

     BACKGROUND/HISTORY - From commencement of operations on February 10, 1992 until 1997, Magna-Lab Inc. and Subsidiary (the "Company") developed, received U.
S. FDA clearance (September 1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI (Magnetic Resonance Imaging) products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company was restructured (as outlined below) and entered into a collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") to advance its development of a new disposable medical device to make cardiac MRI imaging more effective for the diagnosis, and in guiding the treatment, of Coronary Artery Disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative is now the Company's principal activity.

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

     In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Notes to Consolidated Financial Statements). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL through a business relationship with Elscint or others and (4) raised an additional $362,050 in a private placement of 2,413,667 shares of class A common stock. Efforts to realize value for the MAGNA-SL product have been unsuccessful to date and are ongoing.

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

     LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATION

     As indicated in the accompanying consolidated financial statements, as of May 31, 1999, the Company had no cash, negative working capital of approximately $1,023,000 and negative net worth of approximately $1,010,000 and further has a development agenda which requires additional financing. Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $16.7 million since inception, negative cash flow from operations and has no present revenue. Losses have continued since May 31, 1999. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company presently has no cash resources to fund its operations for any material period of time beyond May 31, 1999 and the Company is attempting to raise additional capital to continue its planned operations. Further, the Company is delinquent in payment to its principal medical collaborator, its third party developer and to its principal management and consultants. The medical collaborator advised the Company in July 1999 that it could no longer incur new costs under the project and the third party developer has advised the Company that it cannot continue without payment.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

     RESULTS OF OPERATIONS -

     Operations for the quarter ended May 31, 1999 utilized approximately $83,000 of cash principally in connection with activities under The Cardiac MRI Initiative. Payments to MSSM are approximately $500,000 in arrears at May 31, 1999. Net loss of approximately $275,000 reflects accrual of costs under the MSSM agreement as well as accrual of other costs incurred, most of which remain unpaid.

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

     The Company uses computers in accounting and general administration and in various technical applications. The software that the Company currently uses includes versions which are several years old and may, or may not, have year 2000 issues. The Company plans (subject to the availability of financial resources), during 1999, to update its general accounting and administration software to the latest versions available. The software used for technical functions is generally more current and believed to be year 2000 compliant. The Company believes that its collaborator, MSSM and its outsourced developer, Act Medical, Inc. are taking the steps necessary to be year 2000 compliant. The Company's MAGNA-SL uses computer systems which generally are not time or date sensitive and the Company believes are generally year 2000 compliant. There can be no assurance that the Company will have no disruption as a result of the year 2000 issue, however, management believes that such issues would not cause a significant disruption to its planned activities.

FACTORS THAT MAY AFFECT FUTURE RESULTS THECOMPANY'S FUTURE OPERATING RESULTS ARE DEPENDENT UPON MANY FACTORS INCLUDING, BUT NOT LIMITED TO THE COMPANY'S ABILITY
TO: (I) OBTAIN SUFFICIENT CAPITAL OR A STRATEGIC BUSINESS ARRANGEMENT , WHICH IS REQUIRED IMMEDIATELY, TO FUND ITS CONTINUED PLAN OF DEVELOPMENT OPERATIONS, (II) PAY ITS DEBTS INCLUDING SIGNIFICANT PAYMENTS TO TRADE CREDITORS AND TO ITS PRINCIPAL MEDICAL COLLABORATOR, WHICH ARE PRESENTLY OVERDUE, (III) SUCCESSFUL COMPLETION OF DEVELOPMENT OF ITS PLANNED PRODUCTS, CARDIAC VIEW AND ARTERY VIEW,
(IV) SUCCESSFUL BUSINESS DEVELOPMENT AND MARKETING EFFORTS TO, ASSUMING COMPLETION OF THE DEVELOPMENT EFFORT IN (III) ABOVE, COMMERCIALIZE ANY PRODUCTS DEVELOPED, (V) MAINTAIN ITS RELATIONSHIP WITH THE CARDIAC INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE AND WITH ITS PRINCIPAL MEDICAL INVESTIGATOR AND WITH ITS THIRD PARTY DEVELOPER ACT MEDICAL INC. DESPITE A SUSTAINED PERIOD OF NON PAYMENT, (VI) DEVELOP PRODUCTS WHICH DO NOT INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, (VII) PROTECT ITS PRODUCT DEVELOPMENTS FROM INFRINGEMENT BY OTHERS WITH PATENTS AND OTHER PROTECTIONS, AS WELL AS (I) COMPETITIVE FACTORS AND DEVELOPMENTS BEYOND THE COMPANY'S CONTROL AND (II) GENERAL ECONOMIC
CONDITIONS   AND   CONDITIONS   IN  THE  FINANCIAL   AND   TECHNOLOGY   MARKETS.

-------------------------------------










PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     From January 1999 through May 1999 the Company issued 2,413,667 shares of Class A Common Stock to accredited investors for proceeds of 362,050 pursuant to a private offering which was begun in October 1998. The proceeds were to be used to advance the Plan of restructuring outlined above and for working capital. The Company claims exemption from registration of this placement under Rule 506 of Regulation D.


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

               (27)     Financial Data Schedule

         (b) The Company did not file reports on Form 8-K during the quarter ended May 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MAGNA-LAB INC.
                                         -------------------------------
                                                (Registrant)

Date:  July  15,  1999              By:        /s/ DANIEL M. MULVENA
            ----                         -------------------------------
                                         Daniel M. Mulvena , Chairman of the
                                         Board of Directors, Chief Executive
                                         Officer  (Principal Executive Officer),
                                         Acting Treasurer (Principal Financial
                                         and Accounting Officer)