Form 10QSB
period 1999-08-31
MAGNA LAB INC
filed 2000-01-05
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: AUGUST 31, 1999
                                                 ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 1999

  Class A Common Stock, $.001 Par Value                           21,862,350
  -------------------------------------                       -----------------

  Class B Common Stock, $.001 Par Value                              738,317
  -------------------------------------                       -----------------
               Class                                                Shares



    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION
               ITEM 1. - FINANCIAL STATEMENTS

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  1

                  CONSOLDATED STATEMENTS OF OPERATIONS                         2

                  CONSOLDATED STATEMENTS OF CASH FLOWS                         3

                  CONSOLDATED STATEMENT OF STOCKHOLDERS' EQUITY                4

                  NOTES TO CONSOLDATED FINANCIAL STATEMENTS                  5-8

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN           9-11
                  OF OPERATION

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDS                    11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            12

         SIGNATURES                                                           13

















All items which are not applicable or to which the answer is negative have been omitted from this report.






                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                August 31, 1999 (unaudited) and February 28, 1999


                                                                                     August 31,        February 28,
                                                                                       1999                1999
                                                                                     ----------        ------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $          0       $     67,000
                                                                                    -------------      -------------
     Total current assets                                                                      0             67,000
                                                                                    -------------      -------------

PROPERTY AND EQUIPMENT, net, and all other                                                13,000             13,000
                                                                                    -------------      -------------

                                                                                    $     13,000       $     80,000
                                                                                    =============      =============




                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $    271,000       $    223,000
  Accrued expenses and other current liabilities                                       1,020,000            608,000
                                                                                    -------------      -------------
        Total current liabilities                                                      1,291,000            831,000
                                                                                    -------------      -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                       -                  -
  Common stock, Class A, par value $.001 per share,
     40,000,000 shares authorized, 21,862,350 and
     21,662,350 shares issued and outstanding, respectively.                              22,000             21,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     738,317 shares outstanding                                                            1,000              1,000
  Capital in excess of par value                                                      15,664,000         15,649,000
  Accumulated deficit                                                                (16,965,000)       (16,422,000)
                                                                                     ------------      -------------
        Total stockholders' deficit                                                   (1,278,000)          (751,000)
                                                                                    -------------      -------------
                                                                                    $     13,000       $     80,000
                                                                                    =============      =============







                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)









                                                            Three months ended                  Six months ended
                                                                August 31,                          August 31,

                                                           1999           1998                 1999           1998
                                                      -------------------------------------------------------------

REVENUES                                              $        -     $        -           $        -     $        -

COSTS AND EXPENSES:
  General and administative                               70,000         72,000              148,000        158,000
  Selling and marketing                                        -              -                    -              -
  Research and development                               199,000        207,000              395,000        422,000
                                                      -----------    -----------          -----------    -----------
                                                         269,000        279,000              543,000        580,000
                                                      -----------    -----------          -----------    -----------

OTHER INCOME (EXPENSE):
  Other income                                                 -              -                    -              -
  Interest and financing expense                               -              -                    -              -
  Interest income                                              -          1,000                    -          4,000
                                                      -----------    -----------          -----------    -----------

NET LOSS                                              $ (269,000)    $ (278,000)          $ (543,000)    $ (576,000)
                                                      ===========    ===========          ===========    ===========



WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                22,601,000     20,187,000           22,501,000     20,187,000
                                                      ===========    ===========          ===========    ===========


NET LOSS PER SHARE                                    $    (0.01)    $    (0.01)          $    (0.02)    $    (0.03)
                                                      ===========    ===========          ===========    ===========













                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS









                          MAGNA-LAB INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                        Six Months ended August 31,
                                                                                             1999              1998
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $    (543,000)    $     (576,000)
                                                                                   --------------    ---------------
  Adjustments:
    Depreciation and amortization                                                              -                  -
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                             460,000             86,000
                                                                                   --------------    ---------------
           Total adjustments                                                             460,000             86,000
                                                                                   --------------    ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (83,000)          (490,000)
                                                                                   --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                                       -                  -
                                                                                   --------------    ---------------
NET CASH USED IN INVESTING ACTIVITIES                                                          -                                 -
                                                                                   --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of 200,000 shares in private placement to accredited investor                30,000                  -
    Payment of offering expenses                                                         (14,000)                 -
                                                                                   --------------    ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       16,000                                  -
                                                                                   --------------    ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                    (67,000)          (490,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     67,000            599,000
                                                                                   --------------    ---------------
  End of period                                                                    $           -     $      109,000
                                                                                   ==============    ===============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                                  $           -     $       20,000
                                                                                   ==============    ===============













                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the six months ended August 31, 1999 (unaudited)





                                                               Common Stock
                                            -------------------------------------------------       Capital in
                                                    Class A                     Class B                 Excess
                                            ----------------------        -------------------           Of Par    Accumulated
                                              Shares        Amount        Shares       Amount        Value (a)        Deficit
                                        --------------------------------------------------------------------------------------

BALANCES, February 28, 1999               21,662,350      $ 21,000       738,317    $   1,000      $15,649,000    (16,422,000)

CONVERT B SHARES TO A                              -             -             -            -                -              -

PRIVATE PLACEMENT OF COMMON
     STOCK                                   200,000         1,000             -            -           29,000              -

STOCK ISSUANCE EXPENSES                            -             -             -            -          (14,000)             -

NET LOSS                                           -             -             -            -                -       (543,000)
                                        --------------------------------------------------------------------------------------

BALANCES, August 31, 1999 (unaudited)     21,862,350      $ 22,000       738,317    $   1,000      $15,664,000    (16,965,000)
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

Under the Plan, in March 1997, the majority of the Company's workforce was terminated. Further, in 1997, the Company vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventories and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate.

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


GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of August 31, 1999, the Company had no cash, negative working capital of approximately $1,291,000 and negative net worth of approximately $1,278,000 and further, has a development agenda which requires additional financing (See, however, Note 8 regarding certain funding received in December 1999). Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $17.0 million since inception and has no present revenue. Losses have continued since August 31, 1999. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company had no cash resources at August 31, 1999 and could not fund its present operations. Certain consultants, an executive and the Company's two principal development partners have continued to work for the Company in the absence of being paid. In April 1999, one of these parties (the Company's third party developer) advised the Company it could no longer work without current payment. In July 1999 the Company's medical collaborator advised the Company that it could not continue to incur costs without payment. There is no assurance that others will continue to advance the Company's efforts without current pay. The Company is attempting to raise additional capital to continue its planned operations.

There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

See Note 8 - Subsequent events regarding certain financing received in December 1999.

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

NOTE 4 - RELATIONSHIP  WITH THE CARDIAC  INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during the fiscal year ended February 28, 1998. For the fiscal year ended February 28, 1999, $300,000 was paid and $350,000 (including two quarterly payments in arrears) was accrued at February 28, 1999 under the agreement. For the quarter and six months ended August 31, 1999, no amounts were paid and a total of $150,000 and $300,000, respectively, has been accrued. At August 31, 1999, amounts accrued and unpaid to MSSM were $650,000 (including four quarterly payments in arrears). In July 1999, the Company was advised by MSSM that it will not incur new costs under the collaboration due to the arrearage. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 1999 are as follows:

         Machinery and equipment                              $ 760,000
         Purchased software                                      49,000
                                                              ---------
                                                                809,000
         Less: accumulated depreciation and amortization        396,000
                 amounts written off in restructuring charge    400,000
                                                              ---------
                                                              $  13,000
                                                              ---------

NOTE 6 - ACCRUED LIABILITIES:

Included in accrued liabilities at August 31, 1999 are approximately $65,000 for accrued restructuring costs.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - In 1997, the Company identified new investors willing to invest in the Company's Plan if, among other things, recorded liabilities (then approximately $2.5 million, unaudited) could be reduced by a very material amount. In approximately October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program. Under the Debt Reduction Program, the Company contacted its creditors, informed them of the Company's opportunity to obtain new financing and requested them to settle liabilities due them for substantially reduced amounts. Such efforts have continued during the fiscal years ended February 28, 1999 and are ongoing. Additionally, the Company settled claims by non-executive employees for unpaid payroll and expenses of approximately $133,000 and settled the claims of executive employees for a reduced amount aggregating approximately $150,000. Virtually all of the employee claimants signed releases of liability.

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


NOTE 8 - SUBSEQUENT EVENTS

In December 1999, the Company was successful in closing $650,000 of proceeds under a private placement of 2,954,545 shares of Class A common stock issued under a $5,000,000 private offering to accredited investors. Additionally, an investor made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 over a six month period ending in May 2000. Further, this investor will have the option to invest additional amounts at $0.22 prior to May 2000. In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representations on its Board of Directors.


In November 1999, the Company's Board of Directors approved the issuance, subject to shareholder approval of an increase in the related option plan, of stock options to purchase approximately 6,100,000 shares of the Company's Class A common stock to officers directors and consultants.

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

     In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Notes to Consolidated Financial Statements). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL through a business relationship with Elscint or others and (4) raised an additional $362,050 in a private placement of 2,413,667 shares of class A common stock. During December 1999, the Company received proceeds of $850,000 in connection with its efforts to raise private equity to support its planned operations. The $850,000 consisted of $600,000 received from accredited investors in exchange for the issuance of 2,727,273 shares of Class A common stock and $250,000 non-refundable deposit received from one investor in connection with a letter agreement to provide up to $3,000,000 (including the $250,000 non-refundable deposit) to the Company in exchange for shares of Class A common stock at $0.22 per share (see Item 2). Efforts to realize value for the MAGNA-SL product have been unsuccessful to date and are ongoing.

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


     LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATION

     As indicated in the accompanying consolidated financial statements, as of August 31, 1999, the Company had no cash, negative working capital of approximately $1,291,000 and negative net worth of approximately $1,278,000 and further has a development agenda which requires additional financing (see, however, Note 8 and Item 2 regarding certain funding received in December 1999). Additionally, as indicated in the accompanying consolidated financial statements, the Company has incurred a cumulative loss of approximately $17.0 million since inception, negative cash flow from operations and has no present revenue. Losses have continued since August 31, 1999. These factors, among others, indicate that the Company is in need of immediate significant additional financing and/or a strategic business arrangement in order to continue the Plan in the fiscal year beginning March 1, 1999. The Company had no cash resources at August 31, 1999 to fund its operations for any material period of time beyond August 31, 1999 and the Company is attempting to raise additional capital to continue its planned operations. Further, the Company is delinquent in payment to its principal medical collaborator, its third party developer and to its principal management and consultants. The medical collaborator advised the Company in July 1999 that it could no longer incur new costs under the project and the third party developer has advised the Company that it cannot continue without payment.

     In December 1999, the Company was successful in closing $650,000 of proceeds under a private placement of 2,954,545 shares of Class A common stock issued under a $5,000,000 private offering to accredited investors. Additionally, an investor made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 over a six month period ending in May 2000. The Company's efforts to raise additional amounts from these and other investors are ongoing. The Company's continued operations are dependant upon the success of such additional efforts.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

     RESULTS OF OPERATIONS -

     Operations for the six months ended August 31, 1999 resulted in a net loss of approximately $543,000 and utilized approximately $83,000 of cash principally in connection with activities under The Cardiac MRI Initiative. Payments to MSSM are approximately $650,000 in arrears at August 31, 1999. Net loss of approximately $543,000 reflects accrual of costs under the MSSM agreement as well as accrual of management and other costs incurred.

     Operations in the six months ended August 31, 1998 resulted in a net loss of approximately $576,000 and utilized cash of approximately $490,000. The loss results principally from the Cardiac MRI Initiative development activities in collaboration with the Mount Sinai School of Medicine. Cost of the MSSM portion of the collaboration were approximately $300,000 of the net loss for the six months. In May 1998, the Company initiated a design review/regulatory/contract manufacturing relationship with a third party and paid $12,000 to initiate that relationship. General and administrative expenses consisted of executive, administrative and business development consultants as well as certain occupancy, storage and professional costs.

     THE YEAR 2000 ISSUE MAY CAUSE  PROBLEMS FOR THE COMPANY

     The Year 2000 issue refers to the fact that many computers and applications have been programmed with two digit date fields for the year. As such, as the century date change occurs, date sensitive systems may not be able to recognize the year 2000 or distinguish it from the year 1900, for example. This inability to recognize or properly interpret the year 2000 could result in incorrect or interrupted processing of financial and operational data. The effect that this could have on information, systems and operations is not measurable but could be significant. The Year 2000 issues relate to (1) hardware, (2) software and (3) data. The Company uses computers in accounting and general administration and in various technical applications. The software that the Company currently uses includes versions which are several years old and, the Company believes, have year 2000 issues, including hardware which is not Year 2000 compliant. The Company would have expected to (subject to the availability of financial resources) update its general accounting and administration hardware and software during 1999 to the latest versions available. However, the Company has been essentially out of cash or other financial resources since approximately March 1999. The Company has, therefore, prepared itself for the year 2000 computer issue in very basic ways such as (1) creating backup files of data which can be later loaded onto Year 2000 compliant hardware and software, (2) preparation of temporary hardware and software solutions and (3) setting back the internal clock on Company computers so that the Year 2000 issue on Company hardware is deferred.

     The software used for technical functions is generally more current and is believed, in at least some cases, to be year 2000 compliant. The Company believes, but cannot assure, that its collaborator, MSSM and its outsourced developer, Act Medical, Inc. are taking the steps necessary to be year 2000 compliant. The Company's MAGNA-SL uses computer systems which generally are not time or date sensitive but the Company has not tested them and therefore, by definition, such systems are not Year 2000 compliant.

     There can be no assurance that the Company will have no disruption as a result of the year 2000 issue.

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



PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     From January 1999 through August 1999 the Company issued 2,413,667 shares of Class A Common Stock to accredited investors for proceeds of 362,050 pursuant to a private offering which was begun in October 1998. The proceeds were to be used to advance the Plan of restructuring outlined above and for working capital. The Company claims exemption from registration of this placement under Rule 506 of Regulation D.

     During December 1999, the Company received proceeds of $850,000 in connection with its efforts to raise private equity to support its planned operations. The $850,000 consisted of $600,000 received from accredited investors in exchange for the issuance of 2,727,273 shares of Class A common stock and $250,000 non-refundable deposit received from one investor in connection with a letter agreement to provide up to $3,000,000 (including the $250,000 non-refundable deposit) to the Company in exchange for shares of Class A common stock at $0.22 per share. Further, this investor will have the option to invest additional amounts at $0.22 prior to May 2000. In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representations on its Board of Directors. These proceeds are to be used to further the Company's Cardiac MRI Initiative including payment of existing payables and liabilities.

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

               (27)     Financial Data Schedule

         (b) The Company did not file reports on Form 8-K during the quarter ended August 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MAGNA-LAB INC.
                                         -------------------------------
                                                (Registrant)

Date:  January 5, 2000        By:        /s/ DANIEL M. MULVENA
              ---                        -------------------------------
                                         Daniel M. Mulvena , Chairman of the
                                         Board of Directors, Chief Executive
                                         Officer  (Principal Executive Officer),
                                         Acting Treasurer (Principal Financial
                                         and Accounting Officer)