Form 10QSB
period 1999-11-30
MAGNA LAB INC
filed 2000-01-21
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to __________________


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

                                 (516) 393-5874
                           ---------------------------
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 1999

      Class A Common Stock, $.001 Par Value                       21,865,633
    -----------------------------------------                  -----------------

      Class B Common Stock, $.001 Par Value                          735,034
    -----------------------------------------                  -----------------
                     Class                                          Shares

      Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEETS                              1

            CONDENSED CONSOLDATED STATEMENTS OF OPERATIONS                     2

            CONDENSED CONSOLDATED STATEMENTS OF CASH FLOWS                     3

            CONDENSED CONSOLDATED STATEMENT OF STOCKHOLDERS' EQUITY            4

            NOTES TO CONDENSED CONSOLDATED FINANCIAL STATEMENTS              5-8

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN                9-11
              OF OPERATION

PART II - OTHER INFORMATION

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEDS                       11

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               12

      SIGNATURES                                                              13

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               November 30, 1999 (unaudited) and February 28, 1999

                                                                November 30,    February 28,
                                                                    1999            1999
                                                                ------------    -----------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $         --    $    67,000
                                                                ------------    -----------
      Total current assets                                                --         67,000
                                                                ------------    -----------

DEFERRED FINANCING COSTS                                              43,000             --
PROPERTY AND EQUIPMENT, net, and all other                            12,000         13,000
                                                                ------------    -----------

                                                                $     55,000    $    80,000
                                                                ============    ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to shareholders                                 $     20,000    $         0
  Accounts payable                                                   347,000        223,000
  Accrued expenses and other current liabilities                   1,310,000        608,000
                                                                ------------    -----------
      Total current liabilities                                    1,677,000        831,000
                                                                ------------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued                                   --             --
  Common stock, Class A, par value $.001 per share,
    40,000,000 shares authorized, 21,865,633 and
    21,662,350 shares issued and outstanding, respectively            22,000         21,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued,
    738,317 and 735,034 shares outstanding, respectively               1,000          1,000
  Capital in excess of par value                                  15,664,000     15,649,000
  Accumulated deficit                                            (17,309,000)   (16,422,000)
                                                                ------------    -----------
      Total stockholders' deficit                                 (1,622,000)      (751,000)
                                                                ------------    -----------
                                                                $     55,000    $    80,000
                                                                ============    ===========

                 See accompanying notes to financial statements

                          MAGNA-LAB INC. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three months ended              Nine months ended
                                        ------------------              -----------------
                                            November 30,                   November 30,
                                            ------------                   ------------

                                       1999           1998             1999            1998
                                  ---------------------------------------------------------
REVENUES

COSTS AND EXPENSES:
  General and administrative            16,000         83,000        164,000        241,000
  Selling and marketing                     --             --             --             --
  Research and development             328,000        197,000        723,000        619,000
                                  ------------   ------------   ------------   ------------
                                       344,000        280,000        887,000        860,000
                                  ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Other income                              --             --             --             --
  Interest and financing expense            --             --             --             --
  Interest income                           --          1,000             --          5,000
                                  ------------   ------------   ------------   ------------

NET LOSS                          $   (344,000)  $   (279,000)  $   (887,000)  $   (855,000)
                                  ============   ============   ============   ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              22,601,000     20,187,000     22,534,000     20,187,000
                                  ============   ============   ============   ============

NET LOSS PER SHARE                $      (0.02)  $      (0.01)         (0.04)  $      (0.04)
                                  ============   ============   ============   ============

                 See accompanying notes to financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                               Nine Months ended
                                                                               -----------------
                                                                                  November 30,
                                                                                  ------------
                                                                                 1999          1998
                                                                                 ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(887,000)    $(855,000)
                                                                            ---------     ---------
  Adjustments:
    Depreciation and amortization                                               1,000         1,000
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                  783,000       278,000
                                                                            ---------     ---------
      Total adjustments                                                       784,000       279,000
                                                                            ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                        (103,000)     (490,000)
                                                                            ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deferred finance costs                                                           --       (10,000)
                                                                            ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                              --       (10,000)
                                                                            ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of 200,000 shares in private placement to accredited investor       30,000            --
  Issuance of demand notes payable to shareholders                             20,000
  Payment of offering expenses                                                (14,000)           --
                                                                            ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            36,000            --
                                                                            ---------     ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                         (67,000)     (586,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                          67,000       599,000
                                                                            ---------     ---------
  End of period                                                             $      --     $  13,000
                                                                            =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  Common stock issued to settle account payable                             $      --     $  20,000
                                                                            =========     =========

                 See accompanying notes to financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the nine months ended November 30, 1999 (unaudited)

                                                                                           Capital in
                                                           Common Stock                      Excess
                                           Class A                  Class B                  Of Par       Accumulated
                                           Shares        Amount     Shares     Amount        Value (a)        Deficit
                                           ----------------------------------------------------------------------------

BALANCES, February 28, 1999                 21,662,350    $21,000    738,317    $ 1,000    $ 15,649,000    (16,422,000)

CONVERT B SHARES TO A                               --      3,283     (3,283)        --              --             --

PRIVATE PLACEMENT OF COMMON
   STOCK                                       200,000      1,000         --         --          29,000             --

STOCK ISSUANCE EXPENSES                             --         --         --         --         (14,000)

NET LOSS                                            --         --         --         --              --       (887,000)
       ---------------------------------------------------------------------- ----------------------------------------

BALANCES, November 30, 1998 (unaudited)     21,865,633    $22,000    735,034    $ 1,000    $ 15,664,000    (17,309,000)
                                            ==========    =======    =======    =======    ============     ==========


                 See accompanying notes to financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS; GOING CONCERN CONSIDERATIONS:

Current Activities - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research and development activities including a current collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The Company's activities are devoted to developing disposable, non-invasive and minimally invasive, medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease ("The Cardiac MRI Initiative"). In December 1999 and January 2000, the Company raised approximately $1,327,000 to support its efforts principally through private placement of its class A common stock (see Note 8).

Background/History - From commencement of operations on February 10, 1992 until 1997, The Company developed, received US FDA clearance (1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company entered into the collaboration with MSSM to advance its development of its new disposable medical device. In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into its current activities.

In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 6). Since December 1997, the Company has: (1) initiated and advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional approximately $1,689,000 (including approximately $1,327,000 raised in December 1999 and January 2000) principally through private placement of its class A common stock. Such efforts are ongoing.

Going Concern Consideration - The accompanying condensed consolidated financial statements indicate that at November 30, 1999, the Company had negative working capital of approximately $1,677,000, negative stockholders' equity of approximately $1,622,000 and it had incurred losses of approximately $344,000 and $887,000 in the three and nine months ended November 30, 1999. Further, the Company has no present revenue, rather it has a development agenda which requires additional financing.

In December 1999 and January 2000, the Company was successful in raising approximately $1,327,000 as further described in Note 8. In January 2000, the Company was successful in reaching agreement with MSSM to reschedule certain work and financial obligations as further discussed in Note 4. The Company is attempting to raise additional capital to continue its planned operations. Under agreements described in Note 8, the Company is attempting to raise another approximately $3,633,000 in financing through May 2000. Management believes that such financing, if successful, would provide the Company with the capital it needs to complete its planned activities through the fiscal year ending February 28, 2001.

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

NOTE 4 - RELATIONSHIP WITH THE CARDIAC INSTITUTE OF THE MOUNT SINAI SCHOOL OF
MEDICINE:

In May 1997, the Company entered into a three-year agreement (the "Agreement") with the Cardiac Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging. Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was subsequently delayed until October 1997.

For the quarter and nine months ended November 30, 1999, no amounts were paid and a total of $150,000 and $450,000, respectively, has been accrued. At November 30, 1999, amounts accrued and unpaid to MSSM were $800,000 (including five quarterly payments in arrears). The agreement with MSSM also obligates the Company to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

In January 2000, the Company and MSSM agreed that certain work contemplated by the Agreement needed to be rescheduled as a result of, among other things, development delays in 1999. As such the Company agreed to pay $300,000 of the outstanding $800,000 at November 30, 1999 and reschedule the remaining $500,000 over the work schedule for the coming approximately one year.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, subsequent to the delayed start of payments mentioned above.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 1999 are as follows:

      Machinery and equipment                            $760,000
      Purchased software                                   49,000
                                                         --------
                                                          809,000
      Less: accumulated depreciation and amortization     397,000
            amounts written off in 1997restructuring      400,000
                                                         --------
                                                         $ 12,000
                                                         --------

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

Debt Reduction Program - In approximately October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program to reduce its recorded liabilities (then approximately $2.5 million, unaudited). The Company contacted its creditors, informed them of the Company's opportunity to obtain new financing and requested them to settle liabilities due them for substantially reduced amounts. Such efforts have continued during the fiscal years ended February 28, 1999 and are ongoing. Additionally, the Company settled the claims of its employees for unpaid payroll and expenses.

The Company has settled several judgments entered against it including: (1) an October 1997 judgment in favor of a vendor for $300,000 which was settled for $150,000 and (2) a May 1997 judgment in favor of a former landlord for approximately $120,000 and settled for approximately $100,000.

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

The Company has a recorded liability to one vendor for approximately $22,000 and, rather than settle, this vendor has continued to invoice the Company for additional items that were never received and for interest charges and now claims it is owed approximately $150,000. The Company, in consultation with counsel, disputes this claim.

Litigation - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims that the Company believes do not exceed $25,000.

The Company is also exposed to potential litigation from agreements entered into in connection with its discontinued business activities. Some of these agreements are summarized in the following paragraphs. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

      Agreement with Elscint - In June 1996, the Company and a subsidiary of Elscint Ltd., ("Elscint") entered into an agreement under which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in defined territories. Elscint paid the Company a non-refundable deposit of $250,000, purchased components from the Company and had other efforts in preparation for the activities of the agreement.

Elscint has informed the Company in November 1996 and May 1998 of its belief that the Company is in default of the agreement. No resolution has been reached and the Company has had little, if any, contact with Elscint since Elscint's MRI business was acquired by the General Electric Company during 1998.

      Warranty, Service, Product Liability - The Company has been unable to honor its obligations for warranty and service for the MAGNA-SL since approximately March 1997. The Company is not aware of any warranty or product liability claims.

      Relationship with foreign component supplier - Under the Plan, the Company terminated its relationship with a foreign supplier which contemplated multi-year requirements.

      Relationship with related party distributor - The Company entered into a sales representation agreement covering the sale of the MAGNA-SL with an entity (Beta Numerics, Inc., "Beta") whose shareholders included two directors and beneficial owners of the Company's stock and one former director and still beneficial owner of the Company's stock. Beta has asserted certain potential claims which the Company disputes.

See also Form 10-KSB for the year ended February 28, 1999.

Note 7 - Other:

In November 1999, the Company's Board of Directors approved (1) the issuance of stock options to purchase approximately 6,100,000 shares of the Company's Class A common stock to officers directors and consultants subject to shareholder approval of an increase in the related option plan and (2) a bonus of $100,000 to management, payable after 1999, for its efforts to advance the Plan during 1999. The bonus amount was charged to research and development costs in the three and nine months ended November 30, 1999.

Note 8 - SUBSEQUENT EVENTS:

In December 1999 and January 2000, the Company was successful in raising $1,327,000 under two arrangements aimed at raising an aggregate of $5,000,000. This is described below.

In December 1999 and January 2000, the Company was successful in raising $827,000 of proceeds under a private placement of shares of Class A common stock issued under a $2,000,000 private offering to accredited investors.

$650,000 (2,954,545 shares) has been closed and another $177,000 has been deposited in the escrow account for this private placement. Such efforts are ongoing.

Separately, in December 1999 an investor made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of 13,636,363 shares of class A common stock over a five month period ending in May 2000. The agreement calls for investments of $250,000 to be made in each of the months of January (which was received by the Company) and February and a remaining investment of $2,250,000 to be made in May 2000. If the investor keeps all of these investment commitments, it will receive class A common shares for the original $250,000 non-refundable deposit. Further, this investor will have the option to invest additional amounts, as defined, at $0.22 prior to May 2000. In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representations on its Board of Directors.

Certain fees and expenses are to be paid in connection with the amounts raised.

In January 2000, the Company and MSSM agreed to reschedule certain development work as further described in Note 3.

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

      (b)   Management's Analysis and Discussion or Plan of Operations -

      Current Activities - The Company is engaged in research and development activities including a current collaboration with the Cardiac Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The Company's activities are devoted to developing disposable, non-invasive and minimally invasive, medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease ("The Cardiac MRI Initiative"). In December 1999 and January 2000, the Company raised approximately $1,327,000 to support its efforts principally through private placement of its class A common stock (see Note 8).

      Background/History - From commencement of operations on February 10, 1992 until 1997, the Company developed, received US FDA clearance (1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI products. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In 1997, the Company entered into the collaboration with MSSM to advance its development of its new disposable medical device. In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into its current activities.

      See Form 10-KSB for the year ended February 28, 1999.

      Liquidity, Capital Resources

      The accompanying condensed consolidated financial statements indicate that at November 30, 1999, the Company had negative working capital of approximately $1,677,000, negative stockholders' equity of approximately $1,622,000 and it had incurred losses of approximately $344,000 and $887,000 in the three and nine months ended November 30, 1999. Further, the Company has no present revenue, rather it has a development agenda which requires additional financing.

      In December 1999 and January 2000, the Company was successful in raising approximately $1,327,000 as further described in Note 8 to Condensed Consolidated Financial Statements. In January 2000, the Company was successful in reaching agreement with MSSM to reschedule certain work and financial obligations as further discussed in Note 4 to Condensed Consolidated Financial Statements. The Company is continuing its efforts to raise additional capital to continue its planned operations. Under agreements described in Note 8, the Company is attempting to raise another approximately $3,633,000 ($2,500,000 from one investor and $1,173,000 under a private placement to accredited investors) in financing through May 2000. Management believes that such financing, if successful, would provide the Company with the capital it needs to complete its planned activities through the fiscal year ending February 28, 2001.

      There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern.

      Results of Operations -

      Operations for the nine months ended November 30, 1999 resulted in a net loss of approximately $887,000 (approximately $450,000 related to the Company's agreement with MSSM) and utilized approximately $103,000 of cash principally in connection with activities under The Cardiac MRI Initiative. Payments to MSSM are approximately $800,000 in arrears at November 30, 1999 and in January 2000, management reached agreement with MSSM to reschedule the work under its agreement and to correspondingly reschedule $500,000 of such payments. Net loss of approximately $887,000 reflects accrual of costs under the MSSM agreement as well as accrual of management and other costs incurred.

      Operations in the nine months ended November 30, 1998 resulted in a net loss of approximately $885,000 and utilized cash of approximately $490,000. The loss results principally from the Cardiac MRI Initiative development activities in collaboration with the Mount Sinai School of Medicine. Cost of the MSSM portion of the collaboration were approximately $450,000 of the net loss for the nine months. In May 1998, the Company initiated a design review/regulatory/contract manufacturing relationship with a third party and paid $12,000 to initiate that relationship. General and administrative expenses consisted of executive, administrative and business development consultants as well as certain occupancy, storage and professional costs.

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

      The Company uses computers in accounting and general administration and in various technical applications. The software that the Company has been using includes versions that are several years old and, the Company believes, have year 2000 issues. Further, the hardware the Company has been using for this purpose is not Year 2000 compliant. Because of the financial constraints on the Company in 1999 and the receipt of new funding late in December 1999, the Company has secured its data and is making its conversion to software and hardware that is Year 2000 compliant during January 2000. Based upon the measures taken, the Company does not anticipate any serious difficulties as a result of Year 2000 and expects to spend less than $15,000 to become compliant.

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

                     Factors That May Affect Future Results

The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its continued plan of development operations, (ii) pay its debts including significant payments to trade creditors and to its principal medical collaborator, (iii) successful completion of development of its planned products, Cardiac View and Artery View,
(iv) successful business development and marketing efforts to, assuming completion of the development effort in (iii) above, commercialize any products developed, (v) maintain its relationship with the Cardiac Institute of the Mount Sinai School of Medicine and with its principal medical investigator and with its third party developer Act Medical Inc. despite a sustained period of non payment in 1999, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its product developments from infringement by others with patents and other protections,
(vi) attract and retain scientific and management personnel, as well as (vii) competitive factors and developments beyond the Company's control and (viii) general economic conditions and conditions in the financial and technology markets.

-------------------------------

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

      In December 1999 and January 2000, the Company was successful in raising $1,327,000 under two arrangements aimed at raising an aggregate of $5,000,000. This is described below.

      In December 1999 and January 2000, the Company was successful in raising $827,000 of proceeds under a private placement of shares of Class A common stock issued under a $2,000,000 private offering to accredited investors. $650,000 (2,954,545 shares) has been closed and another $177,000 has been deposited in the escrow account for this private placement. Such efforts are ongoing. The Company claims exemption from registration of this placement under Rule 506 of Regulation D.

      Separately, in December 1999 an investor made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of 13,636,363 shares of class A common stock over a five month period ending in May 2000. The agreement calls for investments of $250,000 to be made in each of the months of January (which was received by the Company) and February and a remaining investment of $2,250,000 to be made in May 2000. If the investor keeps all of these investment commitments, it will receive class A common shares for the original $250,000 non-refundable deposit. Further, this investor will have the option to invest additional amounts, as defined, at $0.22 prior to May 2000. In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representations on its Board of Directors. The Company claims exemption from registration of this placement under Rule 506 of Regulation D.

      Certain fees and expenses are to be paid in connection with the amounts raised.

Item 6. - Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit No.

            (11) Statement re: computation of loss per share - A statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

            (27)  Financial Data Schedule

      (b) The Company did not file reports on Form 8-K during the quarter ended November 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MAGNA-LAB INC.
                                             -------------------------
                                                   (Registrant)

Date: January 19, 2000                By: /s/ Daniel M. Mulvena
      ----------------                    ----------------------------------
                                          Daniel M. Mulvena, Chairman of the
                                          Board of Directors, Chief Executive
                                          Officer (Principal Executive Officer),
                                          Acting Treasurer (Principal Financial
                                          and Accounting Officer)