Form 10KSB
period 2000-02-29
MAGNA LAB INC
filed 2000-05-30
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended            Commission file number 0-21320
      February 29, 2000.

                                 Magna-Lab Inc.
                                 --------------
                 (Name of small business issuer in its charter)

          New York                                         11-3074326
  ------------------------------                -------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

     6800 Jericho Turnpike, Ste 120W, Syosset, NY
        (P.O.Box 780, Syosset, N.Y. 11797)                     11791
     -------------------------------------------             ----------
       (Address of principal executive offices)              (Zip Code)

Issuer's telephone number   -   (516) 393-5874

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: YES X   NO     .
                                                             ---     ---

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form (_)

The issuer's revenues for its most recent
fiscal year ended February 29, 2000:             $       0.
                                                 ---------------

The aggregate market value on May 10, 2000 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was
approximately    $ 18,000,000.
                 -------------

As of May 10, 2000, 35,785,945 shares of Class A Common Stock, $.001 par value, and 414,722 shares of Class B Common Stock, $.001 par value, were outstanding.

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     (a) BUSINESS DEVELOPMENT

     Magna-Lab Inc. was incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. In 1997, Cardiac MRI, Inc. was incorporated in New York as a wholly owned subsidiary of Magna-Lab Inc. (collectively with Magna-Lab Inc., the "Company").

     From commencement of operations in 1992 until 1997, the Company developed, received U.S. FDA clearance (September 1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific Magnetic Resonance Imaging ("MRI") equipment. The Company's efforts to market and sell the MAGNA-SL did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued during 1997.

     The Company's activities during the past three fiscal years have consisted of the following.

     In February 1997, the Company commenced a plan of restructuring (the "Plan") to reposition the Company away from the capital medical equipment business (MAGNA-SL) and into the disposable medical device business. The Company's restructuring plan was focused on utilizing (i) the Company's core competencies in MRI technology and (ii) its relationship with a clinical thought leader in Cardiology, to develop leading edge, breakthrough disposable medical devices which would make MRI imaging more effective for the diagnosis, and as a guide in the treatment of, Coronary Artery Disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative marries the advantages of MRI in diagnosis of soft tissue (i.e. heart and related vessels) with the absence in modern Cardiology of definitive non-invasive or minimally invasive diagnosis of Coronary Artery Disease ("CAD"). The Company's efforts address a broad market since it believes that CAD is the number one killer in the United States.

     Under the Plan, in March 1997, the Company discontinued its capital medical equipment operations associated with the MAGNA-SL. As such, the majority of the Company's workforce was terminated, the Company vacated its production, development and executive facility and ceased the need for other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventory and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for lease termination and other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate.

     Capital raising and business development activities for the Cardiac MRI Initiative were undertaken by a group of five Directors, Officers and consultants including Director Irwin M. Rosenthal, then Director Herbert Moskowitz, Officers Lawrence A. Minkoff and Kenneth C. Riscica and consultant Daniel M. Mulvena. In May 1997, the Company entered into a collaboration with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York) ("MSSM") and Dr. Valentin Fuster, M.D., Ph.D., to advance the Cardiac MRI Initiative. In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock to accredited investors (the "December 1997 Financing").

     The December 1997 Financing was conditioned on the Company initiating a program to pay its then existing liabilities on a reduced basis (the "Debt Reduction Program"). In approximately October 1997, counsel was retained and the Company commenced the Debt Reduction Program to reduce its recorded liabilities (then approximately $2.5 million, unaudited). Counsel contacted the Company's creditors and informed them of the Company's opportunity to obtain new financing if the creditors agreed to settle liabilities due them for substantially reduced amounts. In total, approximately $2,100,000 of liabilities have been either paid, agreed to be reduced by the vendors or written off as a result of the passage of time (See Notes to Consolidated Financial Statements).

     In May 1999, the Company completed the private placement to accredited investors of 2,413,667 shares of Class A common stock for proceeds of approximately $362,050. In the fourth quarter of the fiscal year ended February 29, 2000 the Company was successful in raising $2,218,000 in equity under two arrangements aimed at raising an aggregate of $5,000,000. Subsequent to February 29, 2000, an additional approximately $1,000,000 was raised bringing the total to approximately $3,218,000 through May 19, 2000. These transactions are described further in Part II, Item 5 (b) and in Notes to Consolidated Financial Statements, Item 7.

     From December 1997 through the present, the Company's activities on the Cardiac MRI Initiative have included: (i) initial design and testing, (ii) third party design review and testing, (iii) bench testing, (iv) animal testing, (v) publishing technical papers, (vii) presenting the results and findings at major medical meetings and (viii) business development activities. Other efforts to advance the Plan have included (i) executing the Debt Reduction Program, (ii) capital raising activities and (iii) seeking, without success to date, to realize value for the Company's investment in the MAGNA-SL through a business relationship with others. The Company's current efforts are directed toward commercialization of its products including completion of animal and human testing and business development activities.

     The address of the Company's principal executive office is 6800 Jericho Turnpike, Suite 120W, Syosset, New York 11797 and its telephone number is (516) 393-5874. From May 1997 until December 1999, the Company's principal address had been PO. Box 780, Syosset, NY 11797. From April 1996 until May 1997, the Company's principal executive office had been 250Z Executive Drive, Edgewood, N.Y. 11767 and its telephone number was (516) 595-2111.

     (b) BUSINESS OF ISSUER

     GENERAL

     The Company's business activities consist principally of development of disposable diagnostic imaging devices for use in enhancing the effectiveness of MRI for the detection and diagnoses of CAD. These devices are intended to significantly enhance the diagnostic image created by MRI to make MRI essential in the diagnosis and as a guide in the treatment of CAD. The Company believes that MRI, because of its particular effectiveness with soft tissue, can play a critical role in diagnosis for heart disease. The Company's devices are designed to overcome existing obstacles to the effective use MRI imaging for use in CAD.

     In formulating its approach to applying MRI technology to CAD, the Company relies on its Chief Scientific Officer, Lawrence A. Minkoff, Ph.D. and on the clinical, medical leadership of Dr. Valentin Fuster, M.D., Ph.D. and his staff at MSSM. Dr. Minkoff is one of the pioneers in the field of MRI technology. His service as a member of the four man team that invented MRI imaging for humans in July 1978 has been memorialized in the Smithsonian Institution. In fact, Dr. Minkoff was the first human scanned by MRI. Dr. Fuster is believed by many to be a thought leader in Cardiovascular medicine, having numerous accomplishments and honors including his recent leadership of the American Heart Association (President, 1998/1999). Dr. Fuster is regularly called upon to consult on the cardiac care of prominent world leaders and he aggressively publishes and presents breakthrough thinking in CAD. The leadership of Dr. Minkoff and Dr. Fuster are considered core competencies of the Company.

     The Company believes the market for it's planned Cardiac MRI products is potentially a multi-billion dollar market. The Company believes that over 11.2 million Americans have been diagnosed as having CAD and that approximately 6.0 million people visit U.S. hospitals with CAD complaints annually. The Company believes that approximately 3.0 million of such people are referred for testing, observation, or treatment. Annually, the Company believes that approximately 1.5 million people have a heart attack in the U. S. (approximately one American every 20 seconds) and approximately 500,000 of these die (approximately one American every minute). This disease is believed to be the leading killer in the U.S. and a significant part of our healthcare cost. Further, recent research, including research done by MSSM, indicates that "vulnerable" or "unstable plaque" ("Vulnerable Plaque") within the coronary arteries may be a cause of the sudden massive heart attacks experienced by persons who have not previously exhibited signs of CAD.

     There is not currently a definitive test for the diagnosis for Vulnerable Plaque within the coronary arteries. Studies and experiments performed to date indicate that MRI may be effective in diagnosing Vulnerable Plaque. The topic of Vulnerable Plaque, and the Company's work in conjunction with Dr. Fuster and MSSM, has recently received attention in the United States media in U.S.A. Today (November 1999), ABC News 20/20 Friday (January 2000), U.S. News and World Reports (March 2000), among others. The Company believes attention to this unfilled diagnostic need is increasing for several reasons including: (i) the unexplained sudden death of otherwise healthy people from CAD, (ii) the demographics of the "baby boom" population which puts them in the age category where CAD events (including the sudden massive heart attack associated with Vulnerable Plaque) occur and (iii) the increasing awareness of issues related to coronary health that result from increased education, among other factors.

     The results of the Company's early work in applying its disposable MRI devices to CAD were presented in March 2000 at the Annual Meeting of the American College of Cardiology and at the April 2000 meeting of the Society of Magnetic Resonance in Medicine. The Company believes that its technology was enthusiastically received at such meetings.

     The company's products under development consist of the following:

     o CARDIAC VIEW - A non-invasive approach to definitive diagnosis of coronary artery and other heart diseases. Cardiac View is designed to operate in conjunction with a magnetic resonance imaging system to generate diagnostic quality images of the gross arterial structure of the heart. The device consists of an MRI micro receiver coil which is introduced to the patient by means of a probe which is inserted down the throat or nasal passages and into the esophagus. Positioning in the esophagus puts the micro receiver coil directly behind the heart for optimum imaging.

     o ARTERY VIEW - A minimally invasive product to permit the cardiologist to see the composition of atherosclerotic plaque that is the cause of Coronary Artery Disease. Arterial View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress.

     The Company has frozen the design of the Cardiac View probe pending finalization of animal and human testing and has a working prototype of the Artery View catheter. The devices are being developed in conjunction with the Company's principal investigator, Valentin Fuster, M.D., Ph.D., Chairman of the Zena and Michael A. Weiner Cardiovascular Institute at Mt. Sinai School of Medicine, New York City.

     In May 1997, the Company entered into an agreement with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging. Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed and payments of $300,000 were made to MSSM during each of the fiscal years ended February 28, 1998, 1999 and February 29, 2000. In January and April 2000, the Company and MSSM agreed to reschedule the remaining payments, as permitted under the agreement, to more closely reflect the status of the work under the agreement. As amended, $300,000 has been paid subsequent to February 29, 2000 and a total of $300,000 is due in two installments later in 2000. The Company is current with all required payments under the agreement, as amended. See also Note 3 to Consolidated Financial Statements. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

     The Company has also been engaged in attempting to realize value for its investment in the MAGNA-SL product, after discontinuing development, manufacturing and marketing activities associated with this product in 1997. Efforts to date have included discussion of the licensing or sale of the MAGNA-SL and no definitive arrangements have resulted.

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

     The Company believes that MRI would, except for certain limitations which the Company's products are designed to address, be the preferred diagnostic tool in diagnosing CAD. The Company believes this because of MRI's particular effectiveness on soft tissue and because of the additional information which MRI presents which could definitively diagnose not only the existence, but the type of arterial lesion. MRI is presently not used extensively in diagnosing CAD. The Company believes that its devices will make MRI more effective for this purpose.

     PRODUCTION AND ASSEMBLY

     The Company believes that there are qualified, established manufacturers of cardiac probes and catheters who can be trained by the Company to manufacture the Cardiac View and Artery View products to the Company's design and specification. Further, the Company believes that this area of manufacturing, because it includes products that are minimally invasive, has very substantial start-up costs and rigorous government regulation. The Company has had contact with manufacturers who have already made such investments, are already subject to such regulations and would be interested in manufacturing these products for the Company.

     ACT Medical, Inc. ("ACT") Newton Ma., a leading contract developer and manufacturer of medical devices, has been engaged since 1998 to assist the Company in the design, validation and the initial production of the Company's devices. ACT is one of the leading suppliers of these services to major companies in the healthcare field. The Company believes that ACT serves or has served industry leaders such as Boston Scientific Corp., Medtronic, Inc. and Johnson and Johnson. By utilizing the services of ACT, the Company believes that it can achieve a shorter timeframe to get its products to market by taking advantage of ACT's existing FDA approved manufacturing capability. The Company believes that ACT can satisfy the production needs that would result from commercial introduction of its products.

     The Company has carefully followed principles of good manufacturing practice in the design, documentation and validation of its devices. The Company has been advised by outside consultants of the documentation that is required to achieve GMP and ISO certification. The Company is working with regulatory consultants to be in compliance with accepted standards.


     MARKETING AND DISTRIBUTION

     Initially, the Company plans to focus its marketing effort on the clinical validation of the use of Cardiac View. Working with the research scientists and clinical staff at MSSM, the Company will explore the practical application of its technology in carefully controlled studies. Using the experience gained at MSSM, the Company will expand its study base by working with top researchers located around the U.S. and in international markets.

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

     The Company has filed three patent applications in the United States relative to the proprietary elements of its Cardiac View and Artery View products. Such patent applications relate to the application and design of its system. Efforts to advance such patent applications to the non-U.S. markets are in process.

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

     The Company may utilize technologies, patents or other rights which may be held by third parties. The Company believes that certain technologies utilized in its Cardiac View product may need to be licensed from others and the Company believes that such licenses are generally available on commercial terms. Certain technologies utilized by the Company in the MAGNA-SL are covered by patents owned or administered by the British Technologies Group, PLC. British Technologies Group, PLC. has offered the Company a license concerning such technology, however the Company has not made the required payment to secure such technologies which are integral to the MAGNA-SL.


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

     The Company believes that the Cardiac View product is a Class II medical device and that the Artery View product may be a Class II medical device. The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed below). The cessation of the Company's MAGNA-SL operations in March 1997 calls into question the continuing status of the Company's ongoing compliance with FDA regulations with respect to that product.

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

     The Company believes that its Cardiac View product would be Class II medical devices subject to the "substantial equivalence" standard and that its Artery View product may be a Class II medical device.


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

     Until October 1991, hospitals were generally able to pass their capital costs on to Medicare which reimbursed such costs on a reasonable basis subject to percentage limitations. However, under regulations which became effective October 1, 1991, reimbursement for capital-related costs began to be included in the prospective payment system. In general, under the new system, which has a 10 year phase-in period, hospitals will be reimbursed for capital costs related to services provided to inpatients through an add-on payment made to the hospital based upon the Diagnostic Related Group (DRG) for each such inpatient. While it is unclear what effects the prospective payment systems will have, it may cause hospitals to more closely scrutinize new capital expenditures and it could have an adverse effect on recovery of capital costs for equipment. Capital costs for hospital outpatient departments are currently reimbursed by Medicare in an amount equal to 90% of their reasonable capital costs.

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


     COMPETITION

     The health care industry in general, and the market for medical devices in particular, is highly competitive and virtually all of the other entities known to management of the Company to be engaged in the manufacture of medical devices possess substantially greater resources than the Company. The Company will experience competition both from existing technologies and from others who may attempt other approaches to MRI imaging for diagnosis of CAD. The competing technologies that physicians utilize to make diagnoses and select treatment options for CAD include:

                  o     Electrocardiography (ECG)
                  o     Stress Tests
                  o     X-ray
                  o     Computed Tomography (CT) Scan
                  o     Echocardiography
                  o     Cardiac Catheterization
                  o     Angiography

Most invasive techniques, like cardiac catheterization and angiography, carry a risk of complications, such as stroke, heart attack or death. Additionally, stress tests have a risk of heart attack or death. The above techniques are described below.

     ELECTROCARDIOGRAPHY (ECG) - This procedure measures electrical impulses in the heart - a fast, slow or irregular heart beat can be detected. A physician can analyze the rhythm of the heart that triggers each heartbeat, the nerve conduction pathways of the heart and the rate and rhythm of the heart. These results give clues to the condition of the heart including abnormal blood flow and heart rhythms. The test gives some information as to the location, or extent of the damage, but little or no information of blockage.

     EXERCISE TOLERANCE TESTING (STRESS TEST) - The test monitors a person's Electrocardiogram (ECG) and blood pressure during exercise. For example, if coronary arteries are partially blocked, the heart may have sufficient blood flow when the person is resting but not during exercise. This test however gives no detail of the location of blockages or the composition of materials creating the blockage.

     X-RAY - Anyone who presents symptoms of coronary disease may be given a chest x-ray from the front and side. X-rays show the shape and size of the heart and abnormalities. The condition of blood vessels is also viewed on x-rays and is helpful in identifying an enlargement of the right ventricle of the heart. This test provides only a gross overview of what may be going on in the heart.

     COMPUTED TOMOGRAPHY (CT) SCAN - Newer CT scans can "freeze' the heart and take a 3-D moving picture. This procedure can assess motion abnormalities. Ultra-fast systems can see calcium deposits, the hard plaque in the vessels which is a material associated with blockages. This technique is unable, however, to get pictures of the Vulnerable Plaque in the vessels which, the Company believes is more likely to break off and cause the more serious and life threatening blockages.

     ECHOCARDIOGRAPHY - This technique uses high frequency ultrasound waves emitted by a recording probe (transducer) and bounced off heart and vessel structures to produce a moving image. A trans-esophageal probe can be passed down the patient's throat to analyze structures at the back of the heart. The test can test heart wall motion, blood volume of each heart beat, thickening of the sac around the heart and the accumulation of fluid between the pericardium and the heart. The images from this technique cannot detect soft tissue or the chemical composition within the vessels.

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

     COMPETITIVE COMPANIES AND RESEARCH - There are currently several companies or research groups developing systems or devices that provide the capability for performing cardiac imaging via several technical approaches. The Cardiac View and Artery View devices are distinguished from these by its proprietary design and its validation, which is continuing, through research performed at Mount Sinai School of Medicine in New York. Both devices are breakthroughs in the use of magnetic resonance imaging of the cardiovascular system and, to the Company's knowledge, there is little direct competition (see below).

     The company is aware of certain research activities that could be in competition with the products of the Company.

     Surgi-Vision is an MRI based company developing products in conjunction with the imaging center at Johns Hopkins Medical Center. The Company believes that the focus of their efforts is intravascular catheters to obtain a better image from a variety of bodily structures including the prostate, colon, rectum, lungs, uterine and abdominal areas as well as the heart. The Company does not believe that their products will compete with the Company's Cardiac View for screening of heart disease but could compete with Artery View. The Company believes that the intellectual property of Surgi-Vision is not in conflict with the Company's own patent filings.

     The Company is aware of other MRI intravascular developments at Allegheny University and Stanford University.

     In both cases the work identified uses much larger diameter catheters which will limit the ability to place it in the smallest vessels. Schneider Division of Boston Scientific Corporation, has a patent on a small diameter guidewire antenna. The status of this development is unknown.

     The Company is aware of developments in surface coil improvements for MRI at certain other universities.

     PRODUCT LIABILITY

     Product liability claims relating to the Company's products may be asserted against the Company. If such claims are asserted against the Company, there can be no assurance that the Company will have sufficient resources to defend against any such claim or satisfy any such successful claim. The Company does not have, but is in the process of applying for, product liability insurance related to its current activities. The Company previously had product liability insurance in connection with its discontinued operations which was terminated during 1997 for non-payment of insurance premiums.

     THE DISCONTINUED MAGNA-SL PRODUCT

     The Company has developed and, in September 1994, received regulatory clearance from the FDA to begin marketing, its MAGNA-SL MRI scanner. The MAGNA-SL is not currently available for sale due to the Company's curtailment of MRI equipment operations in 1997 including the termination of relationships with vendors and the termination of the technical workforce necessary to build, install and service such systems. Four MAGNA-SL scanners have been delivered to and accepted by customers, including three scanners which were shipped to a related party, the third of which remains unpaid.

     The Company's current plan has been to realize value for its investment in the MAGNA-SL through sale or license of the product to others. To date such efforts have not resulted in any agreements.

     The magnet utilized in the MAGNA-SL system is approximately two and one-half feet high, three and one-half feet deep and two feet wide. The magnet structure is open at the top, bottom and front providing access from three sides thereby permitting non-claustrophobic scanning. A bed/chair is placed next to the magnet for various scans and would recline into the magnet for certain purposes. Sitting or reclining in the moveable bed/chair, patients may position their leg, knee, arm, elbow, wrist or hand in the magnet opening without having to put their entire body into the scanner. The magnet rotates 90 degrees into a horizontal position for arm, elbow, wrist and hand scanning as well as certain positions for knee and leg scanning. In addition, images of legs or feet may be obtained from either a weight-bearing position (standing up) or from a sitting or lying down position. This approach adds to the inherent patient friendliness by having the patient sitting for many scans where typically they are in a prone position. Separate from the magnet is the digital and analog MRI electronics and computer terminal which controls the operation of the magnet and produces the image. The entire system had been designed to be installed in approximately 150 square feet of office space making it suitable for use in radiology suites, hospital emergency rooms, or offices of private medical practices.

     The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification

(discussed below). The cessation of the Company's operations during 1997 calls into question the current state of the Company's continued compliance with FDA requirements.

     The MAGNA-SL was expected initially to have applications in radiology, orthopedics, pediatrics, chiropractic and podiatry and, if and when possible, for applications in neurology, vascular and certain areas of dentistry.

     In June 1996, the Company and Elscint Cryomagnetics, Ltd. (a subsidiary of Elscint Ltd., "Elscint") signed a definitive agreement covering a strategic business arrangement in which Elscint would manufacture the MAGNA-SL for marketing and sale by Elscint in certain defined non-United States territories. The Company was to have been paid royalties on systems manufactured and sold by Elscint. To maintain its rights under the agreement, Elscint was required to sell a minimum number of systems. Upon execution of the agreement, a nonrefundable deposit of $250,000 was paid to the Company to be applied to first year royalties. Elscint had a right of first negotiation on certain new products.

     The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint has informed the Company that it is not satisfied with the completion of certain of the tasks agreed to by the parties and presented to the Company its proposal (the "Elscint Proposal") to take over the uncompleted tasks and to initiate a major alteration and improvement of certain systems comprising the MAGNA-SL. The Company has determined not to go forward with Elscint Proposal based upon the inability of the parties to agree on meaningful and binding minimum sales levels which would justify the $500,000 investment in the Elscint Proposal. The Company's last substantive contact on this matter was in May 1998. The Company believes that Elscint's MRI business was purchased by the General Electric Company in June 1998.

     A third party has alleged that the terms of a Company engagement with that third party call for a fee to them with respect to the June 1996 agreement with Elscint. During October 1997, the parties settled this matter for the issuance by the Company of 125,000 shares of Class A common stock.

     UNDERWRITERS LABORATORIES INC. OR EQUIVALENT LISTING - MAGNA-SL - The Company's MAGNA-SL is required to be listed by Underwriters Laboratories Inc. ("UL")., which is a not-for-profit independent organization, or by ETL Testing Laboratories, Inc. ("ETL"). The Company's MAGNA-SL is not presently listed by such organizations.

     PRODUCTION AND ASSEMBLY - MAGNA-SL - The MAGNA-SL system was comprised of three major subsystems; a magnet subsystem (previously assembled by the Company), an MRI computer subsystem (previously purchased from a third party with which the Company has terminated its relationship as a result of the Company's failure to purchase commercially viable quantities, among other matters) and a rack of power and electronic components (previously purchased from third parties).

     The proprietary MRI computer subsystem was purchased from a supplier in Europe. In August 1993, the Company established a multi-system purchase relationship with this vendor by making a $480,000 non-refundable deposit payment. Deposits remaining at February 28, 1997 were written off as a result of the discontinuance of the MAGNA-SL product operations. The Company believes that its prior relationship with this vendor is no longer be available and this critical component would not be available. Further, it is possible that this vendor may assert damages against the Company for various matters including volume discounts for volumes not realized or for other costs or investments made by this vendor.

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

     MARKETING AND DISTRIBUTION - MAGNA-SL - All marketing and distribution efforts related to the MAGNA-SL were discontinued during 1997.

     See above regarding a June 1996 agreement with Elscint under which Elscint was to manufacture market and sell the MAGNA-SL for distribution in certain defined non-U.S. territories.

     COMPETITION - MAGNA-SL - At the present time, manufacturers of whole body scanners include the General Electric Company; Toshiba; Bruker Medical Imaging
Inc.; Siemens Corporation; Philips Medical Systems, a division of Philips Industries, N.V.; Picker International Corporation; Shimadzu; and Hitachi. The Company is aware of one company, Esaote Biomedica SpA. ("Esaote") engaged in marketing an MRI device for extremity imaging. Their product, the ARTOSCAN, received FDA marketing clearance in October 1993, approximately 11 months prior to the Company's receipt of clearance.

     WARRANTY AND SERVICE - MAGNA SL - It is customary in the medical equipment industry to warrant that each scanner will be free from defects in material and workmanship for a period of one year after acceptance of the scanner and to provide routine servicing free of charge for the first year. After the first year, servicing is customarily offered to customers on a contract basis or by charges for service calls.

     The Company has not honored warranty and service obligations, if any, since approximately 1997.

     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations, (ii) pay its debts including significant payments to its outsourced manufacturer and to its principal medical collaborator as they come due and any residual claims or obligations that may exist relative to its discontinued product, (iii) successfully develop its planned products, Cardiac View and Artery View, (iv) successfully accomplish its business development and marketing efforts to commercialize any products developed, (v) maintain its relationship with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine and with its principal medical investigator, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its intellectual property rights from infringement by others with patents and other protections, (viii) build the management and infrastructure necessary to support the growth of its business, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial and technology markets.

     HUMAN RESOURCES

     At May 15, 2000, the Company has one full time executive, research and development employee, two executive employees who devote such time as is necessary to the business, two consultants providing executive, business development, management and financial services and one part time administrative employee. The Company's human resources are further supported by the physicians and scientists at the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York) working under the Company's collaboration with MSSM and with the design and manufacturing staff at ACT Medical, Inc., the Company's outsourced manufacturer.


ITEM 2: DESCRIPTION OF PROPERTY

     The Company conducts its research operations at the Cardiac Institute at the Mount Sinai School of Medicine (New York) and in a laboratory in the personal residence of its Chief Scientific Officer. The Company maintains an executive office in Syosset, NY which the Company rents on a month-to-month basis for approximately $1,100 per month. Certain inventory and equipment have been secured in storage facilities which the Company rents on a month to month basis for approximately $3,000 per month.

ITEM 3: LEGAL PROCEEDINGS

     As a result of a period of deferral of payment of obligations due to the lack of cash primarily in 1997, the Company has been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past. To the best of the Company's knowledge all material litigation has been settled and there is no material pending or threatened litigation against the Company. Reference is made to Note 8 to the Consolidated Financial Statements.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended February 29, 2000.


                                     PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION

     The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information is the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                           Fiscal Year Ending February 28 or 29,
                                                2000                    1999
                                                ----                    ----
                                           High        Low        High        Low
Class A Common Stock:
First Quarter ended  May 31,               $0.21       $0.11      $0.31       $0.25
Second Quarter ended  August 31,           $0.15       $0.05      $0.56       $0.13
Third Quarter ended  November 30,          $0.11       $0.05      $0.28       $0.08
Fourth Quarter ended  February 28,         $0.88       $0.08      $0.22       $0.06



     In April 2000, the Class A common stock price ranged from $0.25 to $1.65. The Company's Class E warrants are not listed because their trading value subsequent to the quarter ended May 31, 1997 has been nominal. There is no established public trading market for the Company's Class B Common Stock.

     On May 10, 2000 the closing bid price for the Class A Common Stock was approximately $0.69.

     (b) RECENT SALES OF UNREGISTERED SECURITIES AND RELATED MATTERS -

     DURING THE FISCAL YEAR ENDED FEBRUARY 29, 2000 AND THROUGH MAY 2000 -

     In the fourth quarter of the fiscal year ended February 29, 2000 the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. Subsequent to February 29, 2000, an additional amount of approximately $1,000,000 was raised bringing the total raised to approximately $3,250,000. These transactions are described below.

     From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The $2,000,000 private placement was completed in with subscriptions, oversubscribed, of approximately $2,600,000 (approximately 11,800,000 shares). The Company claims exemption from registration of this private placement under section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     In December 1999, the Company entered into a letter agreement with Noga Investments in Technology Ltd. (successor in interest to Noga Electrotechnica Limited, "Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 to be paid by Noga to the Company as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). If Noga fails to timely pay the balance, the Company is entitled to keep the $350,000 in non-refundable deposits it has received and all rights that Noga is entitled to under this letter agreement terminate. According to the letter agreement, as amended, the Company agreed to provide Noga with an option to purchase 3,500,000 shares of the Company's common stock at $0.02 per share and an option, exercisable prior to July 27, 2000, to purchase the number of additional shares that are necessary to satisfy the requirements for listing of the Company's stock on the NASDAQ SmallCap market.

     In connection with both transactions, the Company has agreed to provide options to purchase 7,000,000 shares of Class A common stock at $0.02, including 3,500,000 to an officer of the Company, Mr. Allen Perres and 3,500,000 to Noga and has received certain Board representation and other rights. See Item 12:
Certain Relationships and Related Transactions.


     (c) APPROXIMATE NUMBER OF EQUITY STOCK HOLDERS

     Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 10, 2000 are approximately as follows:

Title of Class                                      Number of Record Holders

Class A Common Stock                                                     359
Class B Common Stock                                                      52

     The Company believes that the number of beneficial holders of the Company's Common Stock as of May 10, 2000 is in excess of 400.

     (d) DIVIDENDS

     The Company has never declared or paid a cash dividend on any class of its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business. Accordingly, the Company does not expect to pay cash dividends in the foreseeable future.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     (a) MANAGEMENT'S ANALYSIS AND DISCUSSION OR PLAN OF OPERATIONS -

     COMPANY ACTIVITIES - The Company is engaged in research and development activities including a collaboration with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The Company's activities are devoted to developing disposable, non-invasive and minimally invasive medical devices for use in increasing the effectiveness of MRI for the detection and definitive diagnosis of Coronary Artery Disease.

     BACKGROUND/HISTORY - From commencement of operations on February 10, 1992 until 1997, The Company developed, received US FDA clearance (1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI equipment products. The Company's efforts to market and sell the MAGNA-SL equipment did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In February 1997, the Company commenced a plan of restructuring of the Company's operations to reposition itself into its current activities.

     In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 8 to Consolidated Financial Statements). Since December 1997, the Company has: (1) advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional approximately $2,580,000 through February 29, 2000, principally through private placement of its Class A common stock. Such efforts are ongoing.

     LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATION

     As indicated in the accompanying consolidated financial statements, as of February 29, 2000, the Company had working capital of approximately $277,000, net worth of approximately $249,000, a net loss of approximately $1,035,000 for the fiscal year ended February 29, 2000 and an accumulated deficit of approximately $17.5 million since inception. Further, the Company has no present revenue and a development agenda which requires additional financing. Losses have continued since February 29, 2000. These factors, among others, indicate that the Company is in need of additional financing in order to complete its plans for the fiscal year beginning March 1, 2000. The Company's efforts to raise additional financing have resulted in approximately $1,000,000 of additional financing since February 29, 2000 as well as an agreement for an additional $2,250,000 of additional capital. The Company believes that its cash resources at February 29, 2000, together with amounts raised subsequent to February 29, 2000 and amounts expected to be raised ($2,250,000) under an agreement with one investor, are sufficient to fund its operations for the year ending February 28, 2001 and that thereafter it will be required to raise additional capital.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. Also see - Factors That May Affect Future Results.

     RESULTS OF OPERATIONS -

     Operations for the fiscal year ended February 29, 2000 resulted in a net loss of approximately $1,035,000, and utilized approximately $836,000 of cash, principally in connection with the Company's development activities under The Cardiac MRI Initiative as well as business development. Research and development costs totaled approximately $686,000 including approximately $425,000 related to the collaborative agreement with MSSM. General and administrative costs were approximately $291,000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items. Operations for the fiscal year ended February 29, 2000 also includes a non-cash charge associated with stock options granted to certain consultants who are members of management for approximately $107,000 (see Note 5 to Consolidated Financial Statements,
Item 7.) and a credit for the reversal of approximately $47,000 of liabilities related to the Company's discontinued MAGNA-SL business.

     Operations for the fiscal year ended February 28, 1999 resulted in a net loss of approximately $919,000, and utilized approximately $849,000 of cash, principally in connection with activities under The Cardiac MRI Initiative. Research and development costs of approximately 928,000 include charges associated with the collaboration with MSSM of $600,000 as well as approximately $106,000 related to certain design review work performed by ACT. General and administrative costs were approximately $270,000 reflecting management and other operating costs including rent, storage and professional fees, among other items. Net loss of approximately $919,000 reflects costs of approximately $1,200,000 reduced by gains of approximately $275,000 related to the settlement of liabilities at amounts less than their recorded balances and related evaluations of payables and accruals. Reference is made to Note 8 to Consolidated Financial Statements (Item 7.)

     Also see - Factors That May Affect Future Results.

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

     The Company uses computers in accounting and general administration and in various technical applications. The Company has updated its general accounting and administration software to versions which it believes to be substantially year 2000 compliant. The software used for technical functions is generally believed to be year 2000 compliant. The Company believes that its collaborator, MSSM and its outsourced developer, ACT Medical, Inc. have taken the steps necessary to be year 2000 compliant. The Company's MAGNA-SL uses computer systems which generally are not time or date sensitive and the Company believes are generally year 2000 compliant. There can be no assurance that the Company will have no disruption as a result of the year 2000 issue, however, no material disruptions have occurred to date.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                          MAGNA-LAB INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




INDEPENDENT AUDITORS' REPORT                                                  20

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                           21

         CONSOLIDATED STATEMENTS OF OPERATIONS                                22

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                23

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY (DEFICIENCY)                                         24

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      25 - 32

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors and Stockholders
Magna-Lab Inc.:


We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 29, 2000, and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended February 29, 2000 and February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 29, 2000, and the results of their operations and their cash flows for the years ended February 29, 2000 and February 28, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered significant and recurring losses from operations. In addition, the Company has been unable to generate adequate cash flow from sales and production to support its first product and has instead commenced a new development activity which requires significant capital resources. While the Company has entered into arrangements that it believes will permit it to continue its planned operations in the coming fiscal year, its financial resources are not currently sufficient to assure that the Company can complete its plans for the coming fiscal year. Furthermore, the Company has various liabilities and contingent liabilities as a result of its attempt to develop its first product. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ Rothstein, Kass & Company, P.C.



Roseland, New Jersey
May 5, 2000



                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 29, 2000


                                     ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                               $    1,372,000
    Other current assets - deposit with vendor                                                     130,000
                                                                                            --------------
         Total current assets                                                                    1,502,000

  PROPERTY AND EQUIPMENT, net, and all other                                                         9,000
                                                                                            --------------

                                                                                            $    1,511,000
                                                                                            ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


  CURRENT LIABILITIES:
     Accounts payable                                                                       $      283,000
    Accrued expenses and other current liabilities                                                 942,000
                                                                                            --------------
         Total current liabilities                                                               1,225,000
                                                                                            --------------

  NON-CURRENT LIABILITIES                                                                           37,000
                                                                                            --------------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Preferred stock, par value $.01 per share, 5,000,000
       shares authorized, no shares issued
    Common  stock,  Class  A, par  value  $.001  per  share,  40,000,000  shares authorized, 30,811,087 shares issued
      and outstanding                                                                               30,000
    Common stock, Class B, par value $.001 per share,
      3,750,000 shares authorized, 1,875,000 shares issued
       and 735,034 shares outstanding                                                                1,000
    Capital in excess of par value                                                              17,675,000
    Accumulated deficit                                                                        (17,457,000)
                                                                                            --------------
         Total stockholders' equity                                                                249,000
                                                                                            --------------

                                                                                            $    1,511,000
                                                                                            ==============

See accompanying Notes.


                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 29, 2000 and February 28, 1999




                                                                                               2000            1999
                                                                                           --------         -------
REVENUES                                                                              $           0     $          0
                                                                                      -------------     ------------

OPERATING EXPENSES:
  General and administrative                                                                291,000          270,000
  Stock compensation charge                                                                 107,000                0
  Selling and marketing                                                                           0                0
  Research and development                                                                  686,000          928,000
                                                                                      -------------      -----------
                                                                                          1,084,000        1,198,000
                                                                                      -------------      -----------

LOSS FROM OPERATIONS                                                                     (1,084,000)      (1,198,000)
                                                                                      -------------     ------------

OTHER INCOME:
  Gain from disposition of liabilities                                                       47,000          275,000
  Interest and other income, net                                                              2,000            4,000
                                                                                      -------------     ------------
                                                                                             49,000          279,000
                                                                                      -------------     ------------

NET LOSS                                                                              $  (1,035,000)    $   (919,000)
                                                                                      ==============    ============


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                                     23,306,000       20,350,000
                                                                                      =============     ============

NET LOSS PER SHARE, basic and diluted                                                 $       (0.04)    $      (0.05)
                                                                                      =============     ============








See accompanying Notes


                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 29, 2000 and February 28, 1999




                                                                                             2000              1999
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(1,035,000)        $(919,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                                             107,000                 0
    Depreciation and amortization                                                           4,000             4,000
    Gain from disposition of liabilities                                                  (47,000)         (275,000)
    Changes in operating assets and liabilities:
     Other current assets - deposit with vendor                                          (130,000)                0
     Accounts payable and other current liabilities                                       265,000           341,000
                                                                                      -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                                    (836,000)         (849,000)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                            0                 0
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock                                                                        2,248,000           332,000
  Costs of stock issued                                                                  (144,000)          (15,000)
  Bridge notes and other non-current liabilities                                           37,000                 0
                                                                                      -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               2,141,000           317,000
                                                                                      -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    1,305,000          (532,000)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                        67,000           599,000
                                                                                      -----------       -----------

  End of year                                                                         $ 1,372,000       $    67,000
                                                                                      ===========       ===========







See accompanying Notes




                          MAGNA-LAB INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

               Years Ended February 29, 2000 and February 28, 1999



                                                               Common Stock
                                               ----------------------------------------------       Capital in
                                                    Class A                     Class B               Excess
                                               -------------------        -------------------         Of Par      Accumulated
                                               Shares       Amount        Shares       Amount         Value         Deficit
                                          ------------------------------------------------------------------------------------

BALANCES, February 28, 1998                 19,322,142   $  19,000        764,858   $   1,000    $  15,334,000   $(15,503,000)

CONVERT B SHARES TO A                           26,541           -        (26,541)          -                -              -

SHARES TO SETTLE LIABILITY                     100,000           -              -           -           16,000              -

PRIVATE PLACEMENT                            2,213,667       2,000              -           -          330,000              -

COSTS OF PRIVATE
  PLACEMENT                                          -           -              -           -          (31,000)             -

NET LOSS                                             -           -              -           -                -       (919,000)
                                          ------------------------------------------------------------------------------------

BALANCES, February 28, 1999                 21,662,350      21,000        738,317       1,000       15,649,000    (16,422,000)

CONVERT B SHARES TO A                            3,283           -         (3,283)          -                -              -

PRIVATE PLACEMENT                            9,145,454       9,000              -           -        2,239,000              -

COSTS OF PRIVATE
  PLACEMENT                                          -           -              -           -         (320,000)             -

STOCK COMPENSATION                                   -           -              -           -          107,000              -

NET LOSS                                             -           -              -           -                -     (1,035,000)
                                          ------------------------------------------------------------------------------------

BALANCES, February 29, 2000                 30,811,087   $  30,000        735,034     $ 1,000    $  17,675,000   $(17,457,000)
                                          ====================================================================================



See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

COMPANY ACTIVITIES - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research and development activities including a collaboration with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The Company's activities are devoted to developing disposable, non-invasive and minimally invasive medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease (the "Cardiac MRI Initiative").

BACKGROUND/HISTORY - From commencement of operations on February 10, 1992 until 1997, the Company developed, received US FDA clearance (1994), manufactured and marketed the MAGNA-SL, the first of a planned series of anatomy specific MRI equipment products. The Company's efforts to market and sell the MAGNA-SL equipment did not generate sufficient revenues to sustain the Company's planned operations and such operations were discontinued. In February 1997, the Company commenced a plan of restructuring of the Company's operations (the "Plan") to reposition itself into its current activities.

In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 8). Since December 1997, the Company has: (1) advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program, (3) sought to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional approximately $2,580,000 through February 29, 2000, principally through private placements of its class A common stock. Such efforts are ongoing.

GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of February 29, 2000, the Company had working capital of approximately $277,000, net worth of approximately $249,000, a net loss of approximately $1,035,000 for the fiscal year ended February 29, 2000 and an accumulated deficit of approximately $17.5 million since inception. Further, the Company has no present revenue and a development agenda which requires additional financing. Losses have continued since February 29, 2000. These factors, among others, indicate that the Company is in need of additional financing in order to complete its plans for the fiscal year beginning March 1, 2000. The Company's efforts to raise additional financing has resulted in approximately $1,000,000 of additional financing since February 29, 2000 as well as an agreement with one investor for an additional $2,250,000 of additional capital as discussed further in Note 5. The Company believes that its cash resources at February 29, 2000, together with amounts raised subsequent to February 29, 2000 and amounts expected to be raised ($2,250,000) under an agreement with one investor, are sufficient to fund its operations for the year ending February 28, 2001, and that thereafter it will be required to raise additional capital.

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

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share for the fiscal years ended February 29, 2000 and February 28, 1999 were the same.


FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 29, 2000.

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

NOTE 3 - RELATIONSHIP WITH THE ZENA AND MICHAEL A. WEINER CARDIOVASCULAR INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed until August 1997. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrues for the cost of the collaboration with MSSM as research and development expense monthly, based upon the originally scheduled $600,000 annual payments from August 1997 to July 1999 and $300,000 annual payments from August 1999 to July 2000.

For the fiscal year ended February 28, 1999, $600,000 was charged to operations, $300,000 was paid and $350,000 remained in accrued expenses at February 28, 1999 under this collaborative arrangement. For the fiscal year ended February 29, 2000, $425,000 was charged to operations, $300,000 was paid and approximately $475,000 remained in accrued expenses at February 29, 2000.

In January and March 2000, the Company and MSSM agreed that certain work contemplated by the Agreement needed to be rescheduled as a result of, among other things, development delays in 1999. As such, the Company and MSSM agreed to the following schedule for payment of the accrued and remaining payments; $150,000 in March 2000, $150,000 in April 2000 (both of which payments have been made) and $150,000 in each of July and October 2000.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at February 29, 2000 consists of the following:

  Machinery and equipment                                            $  360,000
  Purchased software                                                     49,000
                                                                     ----------
                                                                        409,000
 Less accumulated depreciation and amortization and write-downs        (400,000)
                                                                     ----------
                                                                     $    9,000
                                                                     ==========


NOTE 5 - STOCKHOLDERS' EQUITY (DEFICIENCY):

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

INITIAL PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - During the year ended February 28, 1994, the Company completed its initial public offering of 1,150,000 units of its Class A common stock in a unit offering yielding gross proceeds of $6.9 million (approximately $5.4 million, net of underwriting discounts and expenses). Redeemable Class A warrants and Class B warrants and the unit purchase option issued to an underwriter in connection with the offering have all expired unexercised in March 1998.

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

1996 PUBLIC OFFERING OF CLASS A COMMON STOCK AND WARRANTS - In January 1996, the Company completed the public offering of 1,850,000 shares of Class A common stock and 925,000 Class E Warrants sold through an underwriter in units of two shares and one warrant. Each Class E Warrant entitles the holder to purchase one share of Class A common stock at $4.375 per share prior to December 26, 2000. The Class E Warrants are redeemable by the Company at $0.05 per share at any time that the average closing bid price of the Class A common stock is in excess of $5.6875 for twenty consecutive trading days. The offering yielded gross proceeds of $5.8 million (approximately $4.6 million net of offering discounts and expenses). The net proceeds were used to pay down certain indebtedness and to fund working capital and other requirements of the Company's production and sale of its first product, the MAGNA-SL.

1998 PRIVATE PLACEMENT OF COMMON STOCK - In December 1997 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. The proceeds were used to advance the plan of restructuring outlined in Note 1, including the initial funding of the agreement with the Mount Sinai School of Medicine.

1999 PRIVATE PLACEMENT OF COMMON STOCK - In May 1999, the Company completed the private placement of 2,413,667 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $362,050. The proceeds were used to advance the Cardiac MRI Initiative and the plan of restructuring outlined in Note 1.

2000 PRIVATE PLACEMENT OF COMMON STOCK - In the fourth quarter of the fiscal year ended February 29, 2000, the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. Subsequent to February 29, 2000, an additional approximately $1,000,000 was raised bringing the total raised to $3,218,000. These transactions are described below.

From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private offering to accredited investors. Efforts to complete the $2,000,000 private placement were completed in May 2000 with total proceeds, oversubscribed, of approximately $2,600,000.

Separately, in December 1999 an investor made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a five month period ending in May 2000. The agreement, as amended, calls for investments of $500,000, which were made, prior to February 29, 2000, an additional non-refundable deposit of $100,000 in May 2000 and a remaining investment of $2,150,000 to be made in July 2000. If the investor keeps all of these investment commitments, it will receive class A common shares for the original $250,000 and May 2000 $100,000 non-refundable deposits. Further, this investor has the option to invest additional amounts, as defined, at $0.22 prior to July 15, 2000.

In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representation on its Board of Directors.

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

In May 1997, the Company determined that the purposes of the Stock Option Plan were not being adequately achieved with respect to those employees and consultants holding options that were exercisable above current market value and that it was in the best interests of the Company and the Company's shareholders that the Company retain and motivate such employees and consultants. Therefore, in order to provide such optionees the opportunity to exchange their above market value options for options exercisable at the current market value, the Company repriced the outstanding options under the Stock Option Plan of selected individuals, who were identified by the Company's Board of Directors to have a continuing role in the Company's plan of restructure and who had options with exercise prices above $2.00 per share, with new stock options at an exercise price of $0.25 per share. In aggregate, 750,000 options were repriced. In addition, in recognition of their efforts to advance the plan of restructuring, the Company awarded 910,000 new options at $0.25 per share to certain individuals. A portion of such grant, after considering forfeitures, would be subject to approval of the shareholders of an increase in the shares available under the Stock Option Plan. 660,000 of such options were granted for a five-year term, immediately exercisable, while 250,000 of such options would be exercisable ratably over three years.

In November 1999, the Company's Board of Directors voted to increase the number of shares available under the 1992 Stock Option Plan and granted options to purchase 4,875,000 shares to management. Such increase in the option plan and grant of shares is subject to shareholder approval of an increase in shares available under the plan. Such options granted are for a term of five years at an exercise price of $0.22 per share. Options to purchase 3,055,000 shares vest immediately and the remainder vest over three years.

The Company may be required to record a compensation charge in the future for stock option awards which are subject to stockholder approval. Such charge would be required if the fair market value of the underlying common stock at the date of shareholder approval is in excess of the exercise price of the options.

Stock option activity for the years ended February 29, 2000 and February 28, 1999 is as follows:

                                                   2000                               1999
                                          ----------------------              ---------------------
                                          Shares                              Shares
                                          Under                               Under
                                          Option           Price              Option          Price
                                          ------------------------------      ---------------------
           Beginning                      1,222,500        $0.25              1,222,500       $0.25
           Canceled/expired                       -            -                      -           -
           Granted                        5,025,000        $0.22                      -           -
                                          ------------------------------      ---------------------
           End                            6,247,500        $0.22 - 0.25       1,222,500       $0.25
                                          ===============================     =====================

Options granted to three consultants resulted in a charge to compensation expense of $107,000 in the fiscal year ended February 29, 2000. In addition to the options granted above, an officer of the Company was granted a five- year option to purchase 3,500,000 shares of Class A common stock at $0.02 per share vesting immediately. The option was granted in connection with the activities of this executive to raise financing for the Company.

In March 2000, the Board of Directors approved the issuance of five year options to purchase 1,000,000 shares of Class A common stock of the Company at $0.22 per share to consultants at the Company's medical collaborator, MSSM. Such options are subject to an increase in the shares available for grant as discussed above and will result in a charge to compensation expense subsequent to the fiscal year ended February 29, 2000.

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 4,247,500 and 1,100,000 were exercisable at February 29, 2000 and February 28, 1999, respectively, although amounts over 1,000,000 shares could not be exercised until receipt of shareholder approval.

PRO-FORMA INFORMATION - The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense to an employee and non-employee directors has been recognized for the Company's stock option plan. Had compensation cost for the Company's stock option plan been determined on the fair value at the date of grant of awards in the year ended February 29, 2000 consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have increased to the pro-forma amounts indicated below:


                                                                        2000
                                                                        ----
      Net loss, as reported                                         $(1,035,000)
      Net loss, pro-forma                                           $(1,174,000)
      Loss per common share, basic and diluted, as reported         $(     0.04)
      Loss per common share, basic and diluted, pro-forma           $(     0.05)

The fair value of each option grant under SFAS 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five years and expected volatility of 140%.

OTHER COMMON STOCK ISSUED - In connection with an amount payable to a third party at February 28, 1998, 100,000 shares were issued during the fiscal year ended February 28, 1999 to settle an account payable. Such amount was valued at approximately $16,000. See Note 7 regarding the settlement of certain liabilities after February 29, 2000 in exchange for Class A common stock.

NOTE 6 - INCOME TAXES:

At February 29, 2000, the Company had net operating loss carryforwards of approximately $17.0 million to offset future income subject to tax and approximately $440,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $5.7 million of federal and $1.5 million of state deferred tax assets at February 29, 2000. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

A change in the ownership of a majority of the fair market value of the Company's common stock could delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such a change may have occurred in 1993 at a time when net operating losses (subject to limitation) were less than $2 million. The Company believes that other issuances of stock, including a significant issuance of common stock in December 1997 and again in 2000, may also have triggered additional changes and new limitations.

Such carryforwards and credits expire between 2007 and 2020.

NOTE 7 - OTHER MATTERS:

BRIDGE LOAN AND OTHER NON-CURRENT LIABILITIES - In September 1999, two shareholders loaned the Company a total of $20,000. Subsequent to February 29, 2000, such shareholders agreed to accept 90,909 shares of Class A common stock in settlement of the liability. One vendor was owed approximately $17,000 at February 29, 2000 and such vendor has agreed to accept 100,000 shares of Class A common stock for settlement of the liability to them. Since both of these liabilities were settled with the issuance of stock after February 29, 2000, they are considered non-current liabilities in the accompanying consolidated balance sheet.

1997 RESTRUCTURING COSTS AND ACCRUAL - In connection with the restructuring of its business, the Company recorded a February 1997 restructuring charge of $1,489,000, including approximately $1,264,000 for asset impairments and $225,000 for early cancellation of leases and other costs. During the fiscal year ended February 29, 2000 and February 28, 1999, the Company utilized approximately $0 and $40,000, respectively, of the restructuring accrual primarily for lease termination costs. In the years ended February 29, 2000 and February 28, 1999, the Company reversed approximately $30,000 and $35,000 of such accruals as no longer considered necessary. The remaining accrual at February 29, 2000 is approximately $32,000. Total liabilities remaining on the Company's books related to its discontinued MAGNA-SL business amount to approximately $235,000.

INTELLECTUAL PROPERTY RIGHTS - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements. The Company, through its officers, has filed various patent applications in connection with devices and processes related to the Cardiac MRI Initiative.

NOTES PAYABLE - In February 1997, the Company issued a $75,000 promissory note payable to a shareholder, collateralized by certain accounts receivable and a MAGNA-SL system delivered to a related party but not paid for by that related party. The note is payable at prime plus 2% per annum and was due March 15, 1997. As of February 29, 2000, approximately $62,000 has been repaid and approximately $13,000 plus interest remains in default. No payments of interest or principal have been made since the fiscal year ended February 28, 1998 when the Company turned over the collateral for the note to the noteholder.

RENT EXPENSE - Rent expense for the years ended February 29, 2000 and February 28, 1999 was approximately $48,000 and $44,000 including storage charges for inventories and other assets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - In approximately October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program to reduce its recorded liabilities (then approximately $2.5 million, unaudited). The Company contacted its creditors and informed them of the Company's opportunity to obtain new financing if the creditors agreed to settle liabilities due them for substantially reduced amounts. Such efforts have continued during the fiscal year ended February 29, 2000 and are largely complete. Additionally, the Company settled the claims of its employees for unpaid payroll and expenses.

The Company has settled several judgments entered against it including: (1) an October 1997 judgment in favor of a vendor for $300,000 which was settled for $150,000 and (2) a May 1997 judgment in favor of a former landlord for approximately $120,000 which was settled for approximately $100,000.

In total, approximately $2,100,000 of liabilities have been either paid or agreed to be reduced by the vendors. The difference between recorded payables and accruals and amounts paid for settlement are periodically evaluated and, if necessary, adjusted. Such adjustments are included in other income in the consolidated statements of operations. Approximately $235,000 remains in accruals and accounts payable pending resolution or write-off.

The Company has a recorded liability to one vendor for approximately $22,000 and, rather than settle, this vendor has continued to invoice the Company for additional items that were never received and for interest charges, and now claims it is owed in excess of $150,000. The Company, in consultation with counsel, disputes this claim.

LITIGATION - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims that the Company believes do not exceed $25,000.

The Company is also exposed to potential litigation from agreements entered into in connection with its discontinued business activities. Some of these agreements are summarized below. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

     AGREEMENT WITH ELSCINT - In June 1996, the Company and a subsidiary of Elscint Ltd., ("Elscint") entered into an agreement under which Elscint would manufacture the MAGNA-SL for marketing and sale in defined territories. Elscint paid the Company a non-refundable deposit of $250,000, purchased components from the Company and had other efforts in preparation for the activities of the agreement.

     Elscint informed the Company in November 1996 and May 1998 of its belief that the Company was in default of the agreement. No resolution has been reached and the Company has had little, if any, contact with Elscint since Elscint's MRI business was acquired by the General Electric Company during 1998.

     WARRANTY, SERVICE, PRODUCT LIABILITy - The Company has not honored its obligations for warranty, service or product liability for the MAGNA-SL since approximately March 1997. The Company is not aware of any warranty, service or product liability claims.

     RELATIONSHIP WITH RELATED PARTY DISTRIBUTOR - The Company entered into a sales representation agreement for the sale of the MAGNA-SL with an entity (Beta Numerics, Inc., "Beta") whose shareholders included two directors and beneficial owners of the Company's stock and one former director and still beneficial owner of the Company's stock. Beta has asserted certain potential claims which the Company disputes.

ITEM 8: CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS.

                                      NONE



                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

        The Company's Directors and executive officers are as follows:

         Name                       Age          Positions with the Company
-------------------------------------------------------------------------------
Daniel M. Mulvena (2)(3)            52      Chairman of the Board, Chief
                                            Executive Officer and Acting Chief
                                            Financial Officer
Lawrence A. Minkoff, Ph.D.(3)       51      Director, President and Chief
                                            Scientific Officer
Allen Perres                        48      Vice-President
J. M. Feldman (3)                   56      Director
Joel Kanter (1)                     43      Director
Seymour Kessler (2)(3)              68      Director
Irwin M. Rosenthal, Esq. (1)(2)     71      Director
----------
(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of Executive Committee

     DANIEL M. MULVENA has been the Company's Chairman and Chief Executive Officer since March 1998 and a consultant to the Company since February 1997. Mr. Mulvena devotes such time as is necessary to the business and affairs of the Company. Mr. Mulvena is Chairman of the Board of EcoCath, Inc., a publicly traded medical technology company and serves as a consultant to and/or on the Boards of several privately-held and publicly-held medical technology companies including publicly-held companies Thoratec Laboratories, Inc., Zoll Medical Corporation and Cambridge Heart. Mr. Mulvena is the principal owner of Commodore Associates, a private firm providing consulting services to medical technology companies.

     Mr. Mulvena has served Boston Scientific Corporation, a publicly traded corporation which manufactures and sells minimally invasive medical products ("BSC"), from 1992 through 1995 including as Vice-President and General Manager and ultimately as Group Vice-President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of BSC. From 1989 through 1991, Mr. Mulvena was Chairman, President and Chief Executive Officer of, and from 1991 through 1992 was a consultant to, Lithox Systems, Inc., a developer and manufacturer of medical devices. From 1984 to 1989, Mr. Mulvena served as President of Bard Implants and Bard Cardiosurgery, all divisions of C.R. Bard, Inc. C.R. Bard, Inc. is a leading worldwide manufacturer of medical devices. Mr. Mulvena has served as Co-Chairman of the Board of Directors of Life Medical Sciences, a publicly traded corporation engaged in the research and development of technologies for use in medical applications.

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

     ALLEN PERRES, has been Vice President of the Company since November 1999. Mr. Perres devotes such time as is requested of him by the company in connection with financing and strategic matters. For more than the last five years, Mr. Perres has been employed as a Managing Director of RKP Capital Partners, LLC, a private investment banking and merchant banking firm.

     J. M. FELDMAN, has been a Vice President and Director of the Company since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage industry.

     JOEL S. KANTER, has served as a Director of the Company since March 1998. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986. Mr. Kanter has also served as President of Chicago Advisory Group, Inc., a privately held private equity financing and consulting company since its inception in November 1999. From 1995 to November 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Walnut Financial's primary business focus was the provision of different forms of financing to small business, including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to more mature enterprises.

     Mr. Kanter serves on the Board of Directors of several public companies including Encore Medical Corporation, I-Flow Corporation, Mariner Post Acute Network, Inc., and THCG, Inc., as well as a number of private concerns. He is Chairman of the Coalition to Stop Gun Violence. He is also a member of the Board of Trustees of The Langley School, it's Treasurer, and the Chairman of its Finance Committee.

     SEYMOUR KESSLER, D.P.M. has served as a Director of the Company since January 2000. For more than the past five years Dr. Kessler has been a Managing Director of RKP Capital Partners, a private investment bank specializing in small to medium size companies. Dr. Kessler received his Doctorate of Podiatric Medicine from Illinois College of Podiatric Medicine in 1954 and has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. Dr. Kessler is the developer of the "Kessler/Wilson Osteotomy", a minimally invasive surgery and a co-founder and past president of the Academy of Foot and Ankle Surgery. Dr. Kessler has served as CEO of Princeton Dental Management Corp. and as a member of the Board of Directors of several banks in the Chicago area. He has also served as a Director of RealShares, Inc. and NASD member firm.

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

     Other significant employees of the Registrant:

     KENNETH C. RISCICA has served as Vice President and Chief Financial Officer of the Company from November 1993 until April 1997 and has served as a consultant to the Company since that date. Mr. Riscica is the principal owner of

Riscica Associates, Inc., a management and financial consulting company, since its formation in 1993. From October 1997 until April 1999, Mr. Riscica was Vice President - Chief Financial Officer of BCAM International, Inc. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in various positions including Partner in Charge of an Enterprise Services group from 1987 until 1992. Mr. Riscica devotes such time as is required to the financial affairs of the Company.

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

     The Company believes, based solely on review of copies of such reports furnished to the Company, that section 16(a) filing requirements applicable to a portion of the options that were not subject to stockholder approval granted to Company's officers and directors and consultants in May 1997 (Mulvena, Minkoff, Riscica and Rosenthal) were delinquent until their filing in May 2000. Other than this delinquency for options granted, the Company believes, based solely on review of copies of such reports furnished to the Company, that Section 16(a) filing requirements applicable to the Company's officers and directors and greater than ten percent shareholders have been complied with during the last fiscal year.

ITEM 10: EXECUTIVE COMPENSATION.

     The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended February 29, 2000 (the "Named Executive Officers"). Only those columns which call for information applicable to the Company or the Named Executive Officers for the periods indicated have been included in such tables.

SUMMARY COMPENSATION TABLE
                                                                                                Long Term
                                             Year          Annual                              Compensation
                                             Ended      Compensation                             Options/
Name & Principal Position                   Feb. 28      Salary ($)          Bonus ($)           SAR (#)
-------------------------                   -------      ----------          ---------           -------
Daniel Mulvena, Chairman of the Board,       2000         $106,765                  -           1,300,000
Chief Executive Officer                      1999         $114,757                  -                   -
                                             1998         $ 42,000                  -             250,000

Lawrence A. Minkoff, Ph.D., President        2000         $125,833(a)        $100,000(a)        2,200,000
and Chief Scientific Officer                 1999         $112,000                  -                   -
                                             1998         $ 93,334(b)               -             150,000
-------------

(a) During the fiscal year ended February 29, 2000 Dr. Minkoff's salary was adjusted from $112,000 per annum to $195,000 per annum and he was awarded a performance bonus of $100,000 which was paid during May 2000.
(b) Net of approximately $18,666 due to Dr. Minkoff for services rendered and forgiven by him under the Debt Reduction Program.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers of the Company.


INDIVIDUAL GRANTS

                                                         % of Total
                                                        Options/SARs
                                                         Granted to     Exercise or
                                      Options/          Employees in     Base Price
Name                               SARs Granted(#)      Fiscal Year      ($/share)      Expiration Date
----                               ---------------      -----------      ---------      ---------------
Daniel M. Mulvena                     1,300,000(a)          26%            $0.22       700,000 11/16/04
                                                                                       200,000 11/16/05
                                                                                       200,000 11/16/06
                                                                                       200,000 11/16/07
Lawrence A. Minkoff, Ph. D.           2,200,000(a)          46%            $0.22     1,300,000 11/16/04
                                                                                       300,000 11/16/05
                                                                                       300,000 11/16/06
                                                                                       300,000 11/16/07
-----------------
a) All of which are  subject  to  shareholder  approval  of an  increase  in the options  available  under the  Company's  stock  option  plan.  See  "Report  on
Repricing of Options" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

     The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 29, 2000 and the value of unexercised options held by them at the fiscal year-ended February 29, 2000.

                                                                                     Value of Unexercised
                                                                   Number of             In-the Money
                                  Shares                          Unexercised            Options/SARs
                                  Acquired                    Options/SARs at F/Y       at F/Y End ($)
                                  on              Value       End (#) Exercisable/       Exercisable/
Name                              Exercise(#)  Realized($)       Unexercisable         Unexercisable(1)
----                              -----------  -----------       -------------         ----------------
Daniel M. Mulvena                     0             0          1,050,000/600,000       $169,200/$111,600
Lawrence A. Minkoff, Ph. D.           0             0          1,550,000/900,000       $280,800/$167,400
---------------
(1)    Based on a  closing  price of  $0.406  per share of Class A Common  Stock on February 29, 2000, less the exercise price.

EMPLOYMENT AGREEMENTS

     There are no employment agreements with any of the Company's employees. Dr. Minkoff continued to receive compensation at the rate of compensation indicated in his prior contract ($112,000 per year) until December 31, 1999 at which time his annual compensation was increased to $195,000 and he received a performance bonus of $100,000 in the fiscal year ended February 29, 2000 which was paid in May 2000. Mr. Mulvena and Mr. Riscica provide services to the Company based upon consulting agreements which call for payment based upon time expended on the affairs of the Company. Mr. Mulvena and Mr. Riscica agree to spend such time as is necessary to advance the affairs of the Company. Mr. Perres is compensated based upon a base salary and incentive compensation related to his efforts in raising capital for the Company. See "Certain Relationships and Related Transactions."


DIRECTORS' COMPENSATION

     The Company does not presently pay cash compensation to its outside Directors for attendance at Board or committee meetings. Outside Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

     During the fiscal year ended February 29, 2000 Mssrs. Feldman, Kanter and Kessler were each granted options to purchase 75,000 shares, and Mr. Rosenthal was granted an option to purchase 225,000 shares, at $0.22 prior to November 16, 2000. Such options are fully vested.

     ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of May 10, 2000 for (i) each of the Company's directors and the executive officers named in the Summary Compensation Table, (ii) each person known by the Company to own beneficially 5% or more of the outstanding shares of any class of its voting securities and (iii) all directors and executive officers as a group.


                                                                                       Percentage
                                                         Number of                      of Total
                                          Class of       Shares                        Class A and     Percentage of
Name and Address                          Common         Beneficially    Percent of      Class B       Total Voting
of Beneficial Owner (1)                   Stock (2)      Owned(3)         Class(3)    Common Stock(3)  Power (2)(3)
-----------------------                   ---------      --------         --------    --------------   ------------
Daniel M. Mulvena  (4)(6)                 Class A         950,000            2.6%          2.6%             2.4%
Lawrence A. Minkoff, Ph.D. (4)(6)         Class A       1,550,000            4.2%
                                          Class B         238,915           57.6%
                                                        ---------
                                                        1,788,915                          4.7%             7.0%
                                                        ---------
Irwin M. Rosenthal (4)(6)                 Class A         849,593            2.3%          2.3%             2.2%
Allen Perres (4)(6)                       Class A       3,500,000            8.9%          8.8%             8.5%
Kenneth C. Riscica (4)(6)                 Class A         717,500            2.0%          1.9%             1.9%
J.M. Feldman (4)(6)                       Class A          75,000            0.2%          0.2%             0.2%
Seymour Kessler (4)(6)                    Class A          75,000            0.2%          0.2%             0.2%
Joel Kanter (4)(6)(7)                     Class A         641,754            1.8%          1.8%             1.7%
Noga Investments in Technology Ltd. (8)   Class A      17,136,363           33.8%         33.6%            32.5%
Robert M. Rubin (4)                       Class A       3,400,000            9.5%          9.4%             9.0%
Abbe/Berman "Group" (9)                   Class A       2,000,000            5.6%          5.5%             5.3%
All Executive Officers and Directors as   Class A       7,858,847           19.3%
a Group (7 persons)                       Class B         238,915           57.6%
                                                        ---------
                                                        8,097,762                         19.7%            21.1%
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

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock. Beneficial ownership of Class B common stock reflects the forfeiture of an aggregate 1,000,000 shares due to certain criteria not being met.
(3) Based upon 35,785,945 shares of Class A common stock and 414,722 shares of Class B common stock outstanding at May 10, 2000 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.

(4) The address for Mssrs. Mulvena, Minkoff, Rosenthal, Perres, Riscica, Rubin, Feldman, Kessler and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, #120W, Syosset, NY 11791.
(5) Includes currently exercisable options to purchase 1,550,000 shares of Class A Common Stock, including shares underlying options which are subject to shareholder approval. Reflects the forfeiture of 273,042 shares of Class B common stock on February 28, 1998.
(6) Includes currently exercisable options to purchase the following shares of Class A Common Stock; Mr. Mulvena, 950,000, Dr. Minkoff, 1,550,000, Mr. Rosenthal, 500,000, Mr. Perres, 3,500,000, Mr. Riscica 717,500, Mr.
         Feldman, 75,000, Mr. Kessler, 75,000, Mr. Kanter, 75,000 including amounts which are subject to approval of an increase in the Company's Stock Option Plan.
(7) Includes the holding of The Kanter Family Foundation and Windy City Associates to which Mr. Kanter does not have sole voting or investment power.
(8) The address for Noga Investments in Technology Ltd. is 6 Azoran Street, South Industrial Zone, P.O. Box 8471, Netaninya, Israel. Includes 2,272,727 shares presently owned and currently exercisable rights to purchase and additional 11,363,636 shares prior to July 30, 2000. Excludes additional shares which would be issuable if this investor exercised its right to make additional investments sufficient to permit the Company to be listed on the Nasdaq SmallCap market as such amount is not presently determinable.
(9) The Abbe/Berman Group consists of Coleman Abbe, Richard Abbe, Leo Abbe and Jeffrey Berman, each of whom beneficially owns 500,000 shares of Class A common stock. The address for each of Messrs. Coleman Abbe, Richard Abbe, Leo Abbe and Jeffrey Berman is c/o Hampshire Securities Corp., 640 Fifth Avenue, New York, NY 10016. Such reporting persons may be deemed to be part of a "group" and such reporting persons disclaim any such "group" membership. The "Abbe Group" reflects such amounts as though such reporting persons were a member of a "group" (which they disclaim).


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Rosenthal is a senior partner in a law firm which provides legal services to the Company from time to time. During the fiscal year ended February 29, 2000, such firm billed the Company approximately $103,000 principally related to financing transactions.

     In December 1999, the Company entered into a letter agreement with Noga Investments in Technology Ltd (successor in interests to Noga Electrotechnica Limited, "Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 to be paid by Noga to the Company as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). If Noga fails to timely pay the balance, the Company is entitled to keep the $350,000 in non-refundable deposits it has received and all rights that Noga is entitled to under this letter agreement terminate. According to the letter agreement, as amended, the Company agreed to provide Noga with an option to purchase 3,500,000 shares of the Company's common stock at $0.02 per share and an option, exercisable prior to July 27, 2000, to purchase the number of additional shares that are necessary to satisfy the requirements for listing of the Company's stock on the NASDAQ SmallCap market. The Company also agreed that for a period of two years from the date of this letter agreement, Noga has the right to nominate a number of directors to the Company's board such that the total number of non-Noga nominated directors exceeds the number of Noga-nominated directors by one. Mr. Feldman was designated by Noga as its initial nominee. Additionally, the Company agreed that any payment or withdrawal from the Company's bank account of at least $2,000 requires the approval of Mr. Feldman. In March 2000, the Company and Noga agreed that Noga would not have the right to nominate any additional directors to the Company's Board until the completion of its $3,000,000 financing commitment was completed. The Company has agreed to hold meetings of its board at least once per month or at such intervals as is reasonably acceptable to the Noga-nominated directors.

     In December 1999, the Company entered into a letter agreement and an amendment to the letter agreement with Mr. Perres, an officer of the Company, in connection with Mr. Perres' assistance in raising financing for the Company in its $2,000,000 private placement. Under the agreement, as amended, the Company agreed to elect Mr. Kessler as a member of its board to fill a vacancy. The Company also agreed to nominate Mr. Perres as a director in the event that Mr. Perres assists the Company in raising funds in excess of $2,000,000 in its private placement. Additionally, the Company has agreed that any increase in the size of its board must be approved by Messrs. Perres and Kessler so long as they are directors. Under the letter agreement, as amended, the Company agreed to create an Executive Committee consisting of Messrs. Kessler, Minkoff, and Mulvena. The Company agreed to pay Mr. Perres for his services a base salary of $90,000 per year and to provide him with options to purchase 3,500,000 shares of the Company's common stock at $0.02 per share.

     Mr. Minkoff, a director and officer of the Company, received a performance bonus of $100,000 during fiscal year ended February 29, 2000 which was paid during May 2000. See "Executive Compensation - Employment Agreements."

     There are no other material transactions with related parties during the two fiscal years ended February 29, 2000. Transactions between the Company and its Directors, officers and principal shareholders are approved by the disinterested directors of the Company and determined to be on terms no less favorable than those available from independent third parties.

     Reference is made to Item 10.  Regarding option grants to management.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  10.36 December 6, 1999 letter agreement between the Company and Allen Perres.

                  10.37 December 17, 1999 letter agreement between the Company and Noga Investments in Technology Ltd. (successor in interests to Noga Electrotechnica Limited).

                  10.38    December  20,  1999  letter  agreement   between  the
                           Company and Allen Perres.

                  10.39 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.

                  10.40    March 7, 2000  letter  between  the  Company and Noga
                           Investments  in  Technology  Ltd.   amending  certain
                           rights to Board representation.

                  10.41 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.


         (B)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MAGNA-LAB INC.
Dated: May 26, 2000
                                            By: /s/Daniel M. Mulvena
                                                --------------------
                                            Daniel M. Mulvena
                                            Chairman of the Board and
                                            Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                   Title                            Date
         ---------                   -----                            ----

/s/Daniel M. Mulvena
--------------------
   Daniel M. Mulvena              Chairman of the Board             May 26, 2000
                                  and Chief Executive Officer
                                  (principal executive and
                                  financial officer)


/s/Lawrence A. Minkoff
----------------------
   Lawrence A. Minkoff, Ph.D.     President and Chief               May 26, 2000
                                  Scientific Officer

/s/Jerome Feldman
-----------------
   Jerome Feldman                 Director                          May 26, 2000


/s/Joel Kanter
--------------
   Joel Kanter                    Director                          May 26, 2000


/s/Seymour Kessler
------------------
   Seymour Kessler                Director                          May 26, 2000


/s/Irwin M. Rosenthal
---------------------
   Irwin M. Rosenthal             Director                          May 26, 2000

                                INDEX TO EXHIBITS
Exhibit
  No.                              Description
-------                            -----------

 1.1 Form of Underwriting Agreement between the Company and the Representative. (7)
 1.2     Form of Representative's Warrant Agreement. (7)
 1.3 Form of Merger and Acquisition Agreement between the Company and the Representative. (7)
 1.4 Form of Financial Consulting Agreement between the Company and the Representative. (7)
 3.1     Restated Certificate of Incorporation of  the Company. (1)
 3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (3)
 3.1(b)  Certificate of Amendment of Restated Certificate of Incorporation (4).
 3.2     By-Laws of the Company. (1)
 3.2(a)  Amendment to By-Laws of the Company. (3)
 4.1 Form of Class E Warrant Agreement among the Company, the Representative and American Stock Transfer and Trust Company. (7)
 4.2     Form of Specimen Class A Common Stock Certificate. (3)
 4.3     Intentionally omitted
 4.4     Intentionally omitted
 4.5     Intentionally omitted
 4.6     Form of Specimen Class E Warrant Certificate. (7)
 5.1     Opinion of Rubin Baum Levin Constant & Friedman re: legality. (7)
10.1     1992 Stock Option Plan of the Company, as amended. (7)
10.2 Form of Stock Restriction Agreement among the Company, Class B Common shareholders of the Company and D. H. Blair Investment Banking Corp.(2)
10.3 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.4 Employment Agreement, dated February 28, 1992, between the Company and Dr. Joel M. Stutman. (1)
10.4(a) Letter Agreement dated February 28, 1995 between the Company and Dr. Joel M. Stutman. (7)
10.5 Employment Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.5(a) Letter Agreement dated as of February 28, 1995 between the Company and Dr. Lawrence A. Minkoff. (7)
10.6 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 10% notes and Class C Warrants.
         Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320)
10.7 Form of Subscription Agreement (with certain Exhibits, including form of Notes and Warrant Agreement) for 12% Notes and Class D Warrants.
         Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.8 Sales, Marketing and Distribution Agreement between Beta Numerics Inc. and Magna-Lab Inc. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1994 (File No. 0-21320).
10.9(a) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Kurt Isselbacher. (2)
10.9(b) Medical Advisory Board Agreement, dated as of December 31, 1992, between the Company and Dr. Valentin Fuster. (3)
10.9(c) Medical Advisory Board Agreement between the Company and Dr. Thomas Brady. (3)
10.10 Lease dated February 28, 1992 between Grumman Aerospace Corporation and the Company. (1)
10.11 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company . (1)

10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)
10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)
10.15    Employment Agreement between the Company and Kenneth C. Riscica. (5)
10.16 Form of Consulting Agreement between the Company and D.H. Blair Investment Banking Corp.(3)
10.18 Agreement between Magna-Lab Inc. and Surrey Medical Imaging Systems Limited dated August 23, 1993. Incorporated by reference to Exhibit
         10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 File No. 0-211320)
10.19    Letter  Amendment  dated  December  8, 1993 to  Agreement  with  Surrey
         Medical Imaging Systems Limited Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 (File No. 0-21320)
10.19(a) Letter of  amendment  dated  July 11,  1994 to  agreement  with  Surrey
         Medical Imaging Systems  Limited.  Incorporated by reference to exhibit
         10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1994. (File Number 0-21320)
10.20 Foreign Distributorship Agreement and Coordination Foreign Distributor Agreement between Magna-Lab Inc. and Apic-Medarax dated January 22, 1994. (5)
10.20(a) Letter  amendment  dated  September  1,  1994  to  Foreign  Distributor
         Agreement dated January 22, 1994. Incorporated by reference to Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994. (7)
10.20(b) Letter  amendment  dated  October  20,  1995  to  Foreign   Distributor
         Agreement dated January 22, 1994. (7)
10.21 Form of stock option agreement between the Company and each non executive option holder. (5) 10.22 Medical Advisory Board Agreement, dated January 19, 1994, between the Company and Dr. William Abbott. (5)
10.23 Form of Underwriting Agreement, dated March 30, 1993, between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index.
10.24 Form of Unit Purchase Option, dated April 6, 1993 between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to
         Exhibit 1.2 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index
10.25 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. and American Stock Transfer and Trust Company.(3)
10.26 Placement Agent Agreement, dated as of June 20, 1995, among the Company, the Representative and, for purposes of certain sections, Dreyer & Traub, L.L.P. (7)
10.27 Form of Subscription Agreement, dated as of August 4, 1995, between the Company and Bridge Note investors. (7)
10.28    Lock-up letters from Bridge Note investors. (7)
10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7)
10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7)
10.31 Surrender of Lease agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.(8)
10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.34 Note Agreement between the Company and Beta Numerics, Inc. dated April 15, 1996.(8)
10.35 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (9)
10.36 December 6, 1999 letter agreement between the Company and Allen Perres (filed herewith).

10.37    December  17,  1999  letter  agreement  between  the  Company  and Noga
         Investments in Technology Ltd. (successor in interests to Noga Electrotechnica Limited)(filed herewith).
10.38 December 20, 1999 letter agreement between the Company and Allen Perres (filed herewith).
10.39 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York (filed herewith).
10.40 March 7, 2000 letter between the Company and Noga Investments in Technology Ltd. amending certain rights to Board representation.
10.41 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York (filed herewith).
11       Statement re computation of per share earnings.  (6)
27       Financial Data Schedule.
----------------------------------

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