Form 10QSB
period 2000-05-31
MAGNA LAB INC
filed 2000-07-17
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: May 31, 2000
                                     ------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from      to
                                   ------  ------

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

                 6800 Jericho Turnpike, #120W, Syosset, NY 11797
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (516) 393-5874
                           ---------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 2000

  Class A Common Stock, $.001 Par Value                           35,785,945
  -------------------------------------                           ----------
  Class B Common Stock, $.001 Par Value                              414,722
  -------------------------------------                           ----------
                Class                                               Shares



    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  2

                  CONSOLDATED STATEMENTS OF OPERATIONS                         3

                  CONSOLDATED STATEMENTS OF CASH FLOWS                         4

                  CONSOLDATED STATEMENT OF STOCKHOLDERS' EQUITY                5

                  NOTES TO CONSOLDATED FINANCIAL STATEMENTS                  6-9

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION                                              10-11

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURES                                                                    13















All items which are not applicable or to which the answer is negative have been omitted from this report.



                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 May 31, 2000 (unaudited) and February 29, 2000


                                                                                          May 31,      February 29,
                                                                                            2000              2000
                                                                                          -------      ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   1,566,000     $   1,372,000
  Other current assets - deposit with vendor                                              130,000           130,000
                                                                                    --------------    --------------
     Total current assets                                                               1,696,000         1,502,000

PROPERTY AND EQUIPMENT, net, and all other                                                  8,000             9,000
                                                                                    --------------    --------------

                                                                                    $   1,704,000     $   1,511,000
                                                                                    ==============    ==============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                  $     235,000     $     283,000
  Accrued expenses and other current liabilities                                          532,000           942,000
                                                                                    --------------    --------------
        Total current liabilities                                                         767,000         1,225,000
                                                                                    --------------    --------------

NON-CURRENT LIABILITIES                                                                         0            37,000
                                                                                    --------------    --------------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                        -                 -
  Common stock, Class A, par value $.001 per share,
     40,000,000 shares authorized, 35,785,945 shares issued
     and outstanding.                                                                      35,000            30,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     414,722 shares outstanding                                                             1,000             1,000
  Capital in excess of par value                                                       18,692,000        17,675,000
  Accumulated deficit                                                                 (17,791,000)      (17,457,000)
                                                                                    --------------    --------------
        Total stockholders' equity                                                        937,000           249,000
                                                                                    --------------    --------------
                                                                                    $   1,704,000     $   1,511,000
                                                                                    ==============    ==============





           See accompanying notes to consolidated financial statements




                         MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                                                          Three months ended May 31,
                                                                                             2000              1999
                                                                                             ----              ----

REVENUES                                                                              $         -       $         -
                                                                                      ------------      ------------

COSTS AND EXPENSES:
  Selling and marketing                                                                         -                 -
  General and administrative                                                              140,000            90,000
  Research and development                                                                214,000           185,000
                                                                                      ------------      ------------
                                                                                          354,000           275,000
                                                                                      ------------      ------------

OTHER INCOME (EXPENSE)
  Other income                                                                                  -                 -
  Interest expense                                                                              -                 -
  Interest income                                                                          20,000                 -
                                                                                      ------------      ------------
                                                                                           20,000                 -
                                                                                      ------------      ------------

NET LOSS                                                                              $  (334,000)      $  (275,000)
                                                                                      ============      ============


WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING, BASIC AND DILUTED                                                 34,963,000        22,467,000
                                                                                       ==========        ==========

NET LOSS PER SHARE, BASIC AND DILUTED                                                     $(0.01)           $(0.01)
                                                                                          =======           =======
















           See accompanying notes to consolidated financial statements




                          MAGNA-LAB INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                          Three Months ended May 31,
                                                                                             2000              1999
                                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $    (334,000)    $    (275,000)
                                                                                    --------------    --------------
  Adjustments:
    Depreciation and amortization                                                           1,000                 -
    Non-cash charge for warrants to consultant                                             25,000                 -
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                                             (457,000)          192.000
                                                                                    --------------    --------------
           Total adjustments                                                             (431,000)          192.000
                                                                                    --------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (765,000)          (83,000)
                                                                                    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                                        -                 -
                                                                                    --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                                           -                 -
                                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A common shares in private placement to
     accredited investors                                                                 982,000            30,000
    Receipt of non-refundable deposit from Noga                                           100,000                 -
    Cost of private placements                                                           (123,000)          (14,000)
                                                                                    --------------    --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       959,000            16,000
                                                                                    --------------    --------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                     194,000           (67,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                   1,372,000            67,000
                                                                                    --------------    --------------
  End of period                                                                     $   1,566,000     $           -
                                                                                    ==============    ==============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                                   $      18,000     $           -
                                                                                    ==============    ==============
    Bridge loans settled with issuance of Class A common stock                      $      20,000     $           -
                                                                                    ==============    ==============











           See accompanying notes to consolidated financial statements




                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended May 31, 2000 (unaudited)






                                                               Common Stock
                                               ----------------------------------------------       Capital in
                                                    Class A                     Class B               Excess
                                               -------------------        -------------------         Of Par      Accumulated
                                               Shares       Amount        Shares       Amount         Value         Deficit
                                          ------------------------------------------------------------------------------------

BALANCES, February 29, 2000                 30,811,087   $  30,000        735,034    $  1,000    $  17,675,000   $(17,457,000)

PRIVATE PLACEMENT                            4,463,637       5,000              -           -          977,000              -

DEPOSIT FROM NOGA                                    -           -              -           -          100,000              -

SETTLE VENDOR BALANCE                          100,000           -              -           -           18,000              -

PAY BRIDGE NOTES IN STOCK                       90,909           -              -           -           20,000              -

CONVERT B TO A SHARES                          320,312           -       (320,312)          -                -              -

CHARGE FOR WARRANTS                                  -           -              -           -           25,000              -

COSTS OF PRIVATE
  PLACEMENT                                          -           -              -           -         (123,000)             -

NET LOSS                                             -           -              -           -                -       (334,000)
                                          ------------------------------------------------------------------------------------

BALANCES, May 31, 2000                      35,785,945   $  35,000        414,722     $ 1,000    $  18,692,000   $(17,791,000)
                                         =====================================================================================




















           See accompanying notes to consolidated financial statements


                          MAGNA-LAB INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 2000.

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

In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 8). Since December 1997, the Company has: (1) advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program, (3) sought to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional approximately $3,662,000 through May 31, 2000, principally through private placements of its class A common stock. Such efforts are ongoing.

GOING CONCERN CONSIDERATION - As indicated in the accompanying consolidated financial statements, as of May 31, 2000, the Company had working capital of approximately $929,000, net worth of approximately $937,000, a net loss of approximately $334,000 for the three months ended May 31, 2000 and an accumulated deficit of approximately $17.8 million since inception. Further, the Company has no present revenue and a development agenda which requires additional financing. Losses have continued since May 31, 2000. These factors, among others, indicate that the Company is in need of additional financing in order to complete its plans for the fiscal year beginning March 1, 2000. The Company's efforts to raise additional financing has resulted in an agreement with one investor for an additional $2,150,000 of additional capital as discussed further in Note 6. The Company believes that its cash resources at May 31, 2000, together with amounts expected to be raised ($2,150,000) under an agreement with one investor, are sufficient to fund its operations for the year ending February 28, 2001, and that thereafter, it will be required to raise additional capital.

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

NOTE 4 - RELATIONSHIP WITH THE ZENA AND MICHAEL A. WEINER CARDIOVASCULAR INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE:

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

For the three months ended May 31, 2000 and 1999, $75,000 and $150,000, respectively, was charged to operations and $300,000 and $-0-, respectively, was paid. At May 31, 2000 and February 29, 2000, $250,000 and $475,000,
respectively, remained in accrued expenses.

In January and April 2000, the Company and MSSM agreed that certain work contemplated by the Agreement needed to be rescheduled as a result of, among other things, development delays in 1999. As such, the Company and MSSM agreed to the following schedule for payment of the accrued and remaining payments; $150,000 in March 2000, $150,000 in April 2000 (both of which payments have been made) and $150,000 in each of July and October 2000.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 2000 are as follows:

         Machinery and equipment                                     $  360,000
         Purchased software                                              49,000
                                                                     -----------
                                                                        409,000
         Less: accumulated depreciation and amortization
           and write-downs                                             (401,000)
                                                                     -----------
                                                                     $    8,000
                                                                     -----------

NOTE 6 - 2000 PRIVATE PLACEMENT OF COMMON STOCK

In the fourth quarter of the fiscal year ended February 29, 2000, the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. During the three months ended May 31, 2000, an additional approximately $1,082,000 was raised bringing the total raised to approximately $3,300,000. These transactions are described below.

From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to accredited investors. During the three months ended May 31, 2000, an additional $982,000 of proceeds was raised from the issuance of 4,463,637 shares of Class A common stock under this placement.

Separately, in December 1999 an investor, Noga Investments in Technology, Ltd. ("Noga") made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a five month period ending in May 2000. The agreement, as amended, calls for investments of $500,000, which were made, prior to February 29, 2000, an additional non-refundable deposit of $100,000 in May 2000 (which has been received) and a remaining investment of $2,150,000 to be made prior to July 27, 2000. If the investor keeps all of these investment commitments, it will receive Class A common shares for the original $250,000 and May 2000 $100,000 non-refundable deposits. Further, this investor has the option to invest additional amounts, as defined, at $0.22 prior to July 27, 2000.

In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representation on its Board of Directors.

Certain fees and expenses are to be paid in connection with the amounts raised.


NOTE 7 - OTHER MATTERS

DEPOSIT WITH VENDOR - Deposit with vendor of $130,000 included in the accompanying consolidated balance sheet consists of amounts on deposit with the Company's outsourced manufacturer. This amount will be deduced from the final billings due from this vendor. Billings from this vendor for work performed during the three months ended May 31, 2000 were approximately $60,000.

LIABILITIES SETTLED FOR STOCK - During the three months ended May 31, 2000, the Company reached agreement with one vendor and with the holders of bridge loans made to the Company in September 1999 to settle these obligations, which aggregated approximately $37,000, for an aggregate 190,909 shares of Class A common stock.

WARRANTS ISSUED TO CONSULTANT - In March 2000, the Company entered into a contract with an investor relations firm calling for annual fees of approximately $48,000 plus expenses. Under the agreement, the Company agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The options vest as follows: 120,000 in March 2000 and 160,000 in November 2000, subject to the Company electing to continue to retain the services of this investor relations firm at that time. The warrants result in a charge to compensation over the period of service and approximately $25,000 as been included as a non-cash charge in the accompanying consolidated statement of operations for the three months ended May 31, 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - In approximately October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program to reduce its recorded liabilities (then approximately $2.5 million, unaudited). The Company contacted its creditors and informed them of the Company's opportunity to obtain new financing if the creditors agreed to settle liabilities due them for substantially reduced amounts. Such efforts continued during the fiscal year ended February 29, 2000 and are largely complete. Additionally, the Company settled the claims of its employees for unpaid payroll and expenses.

In total, approximately $2,100,000 of liabilities have been either paid, agreed to be reduced by the vendors or written off by the Company due to inactivity. The difference between recorded payables and accruals and amounts paid for settlement are periodically evaluated and, if necessary, adjusted. Such adjustments are included in other income in the consolidated statements of operations. There were no adjustments included in operations for the three months ended May 31, 2000 or 1999. Approximately $235,000 remains in accruals and accounts payable pending resolution or write-off.

Additional information regarding the Debt Reduction Program is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000.

LITIGATION - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims that the Company believes do not exceed $25,000.

The Company is also exposed to potential litigation from agreements entered into in connection with its discontinued business activities including but not limited to: (a) a 1996 agreement with Elscint Ltd., (b) Warranty, Service and Product Liability related to the discontinued product (c) an agreement with a related party distributor and (d) other matters. These matters are discussed further in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

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

     In December 1997, the Company's efforts to raise additional financing to support the Cardiac MRI Initiative were successful in raising $1.884 million in a private placement of 15,072,000 shares of Class A common stock (the "December 1997 Financing"). Such financing was conditioned on the Company initiating a program to pay its liabilities on a reduced basis (the "Debt Reduction Program"
- See Note 8 to Consolidated Financial Statements). Since December 1997, the Company has: (1) advanced the Cardiac MRI Initiative, (2) continued the Debt Reduction Program (3) sought to realize value for the Company's investment in the MAGNA-SL and (4) raised an additional approximately $3,662,000 through May 31, 2000, principally through private placement of its Class A common stock. Such efforts are ongoing.


     LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN CONSIDERATION

     During the three months ended May 31, 2000, the Company's working capital improved by approximately $652,000 as a result of (a) the placement of additional shares under its private placement to accredited investors (982,000),
(b) the receipt of an additional deposit from Noga toward its financing commitment to the Company ($100,000) reduced by losses from operations and the payment of financing costs.

     As indicated in the accompanying consolidated financial statements, as of May 31, 2000, the Company had working capital of approximately $929,000, net worth of approximately $937,000, a net loss of approximately $334,000 for the three months ended May 31, 2000 and an accumulated deficit of approximately $17.8 million since inception. Further, the Company has no present revenue and a development agenda which requires additional financing. Losses have continued since May 31, 2000. These factors, among others, indicate that the Company is in need of additional financing in order to complete its plans for the fiscal year beginning March 1, 2000. The Company's efforts to raise additional financing has resulted in an agreement with one investor for an additional $2,150,000 of additional capital as discussed further in Note 6 to Consolidated Financial Statements. The Company believes that its cash resources at May 31, 2000, together with amounts expected to be raised ($2,150,000) under an agreement with one investor, are sufficient to fund its operations for the year ending February 28, 2001, and that thereafter, it will be required to raise additional capital.

     There can be no assurances that management's plans described in the preceding paragraphs will be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. Also see - Factors That May Affect Future Results.

     RESULTS OF OPERATIONS -

     Operations for the three months ended February 29, 2000 resulted in a net loss of approximately $334,000, principally in connection with the Company's development activities under The Cardiac MRI Initiative as well as business development. Research and development costs totaled approximately $214,000 including approximately $75,000 related to the collaborative agreement with MSSM and approximately $60,000 in connection with the collaboration with the Company's outsourced manufacturer. General and administrative costs were approximately $140,000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items and included a non-cash charge of approximately $25,000 for the compensatory element of warrants issued to a consultant. Total costs and expenses of $354,000 were offset by interest income of approximately $20,000 as a result of higher cash balances. The increase in total costs and expenses over the comparable period of 1999 consists principally of the work of the outsourced manufacturer and the fees and non-cash charges associated with an investor relations consultant. Cash used by operations totaled approximately $765,000 consisting of the loss from operations as well as the general reduction of accounts payable and accrued liabilities, including $300,000 paid to MSSM.

     Operations for the three months ended May 31, 1999 resulted in a net loss of approximately $275,000 and utilized approximately $83,000 of cash principally in connection with activities under the Cardiac MRI Initiative. Payments to MSSM were approximately $500,000 in arrears at May 31, 1999. Net loss of approximately $275,000 reflects accrual of costs under the MSSM agreement as well as accrual of other costs incurred, most of which were unpaid at May 31, 1999.


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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations, (ii) pay its debts including significant payments to its outsourced manufacturer and to its principal medical collaborator as they come due and any residual claims or obligations that may exist relative to its discontinued business, (iii) successfully develop its planned products, Cardiac View and Artery View, (iv) successfully accomplish its business development and marketing efforts to commercialize any products developed, (v) maintain its relationship with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine and with its principal medical investigator, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its intellectual property rights from infringement by others with patents and other protections, (viii) build the management and infrastructure necessary to support the growth of its business, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial and technology markets.
-------------------------------------

PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the fourth quarter of the fiscal year ended February 29, 2000 the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. During the three months ended May 31, 2000 an additional amount of approximately $1,082,000 was raised bringing the total raised to approximately $4,332,000. These transactions are described below.

     From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). During the three months ended May 2000, an additional $982,000 of proceeds was raised from the issuance of 4,464,637 shares of Class A common stock under this placement. The Company claims exemption from registration of this private placement under section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

     In December 1999, the Company entered into a letter agreement with Noga Investment in Technology, Ltd. ("Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 which was paid by Noga to the Company in May 2000 as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). If the investor fails to timely pay the balance, the Company is entitled to keep the $350,000 in non-refundable deposits it has received and all rights that the investor is entitled to under this letter agreement terminate. According to the letter agreement, as amended, the Company agreed to provide Noga with an option to purchase 3,500,000 shares of the Company's common stock at $0.02 per share and an option, exercisable prior to July 27, 2000, to purchase the number of additional shares that are necessary to satisfy the requirements for listing of the Company's stock on the NASDAQ SmallCap market.

     In connection with both transactions, the Company has agreed to provide options to purchase 7,000,000 shares of Class A common stock at $0.02, including 3,500,000 to an officer of the Company, Mr. Allan Perres and 3,500,000 to Noga and has agreed to nominate certain individuals to its Board of Directors.

     In March 2000, the Company reached agreement with a vendor to settle its outstanding balance of approximately $18,000 through the issuance of 100,000 shares of Class A common stock.

     In May 2000, the Company reached agreement with three parties to an aggregate $20,000 bridge loan to settle such bridge loan in exchange for an aggregate 90,909 shares of Class A common stock.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Exhibit No.
         -----------
              (11)      Statement  re:  computation  of  loss   per  share  -  A
                         statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

              (27)      Financial Data Schedule

         (b) The Company did not file reports on Form 8-K during the quarter ended May 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAGNA-LAB INC.
                                        --------------
                                        (Registrant)

Date:  July  15,  2000         By:      /s/ Daniel M. Mulvena
             ---                        -----------------------------------
                                        Daniel M. Mulvena , Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer  (Principal Executive Officer),
                                        Acting Treasurer (Principal Financial
                                        and Accounting Officer)