Form 10QSB
period 2000-08-31
MAGNA LAB INC
filed 2000-10-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended:  August 31, 2000
                                     ---------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                   to
                                   -----------------    -----------------

                         Commission file number 0-21320
                         ------------------------------

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

                6800 Jericho Turnpike, #120W, Syosset, NY 11797
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 393-5874
                    -------------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 9, 2000

    Class A Common Stock, $.001 Par Value                        39,274,188
--------------------------------------------              ----------------------

    Class B Common Stock, $.001 Par Value                          408,840
--------------------------------------------              ----------------------
                   Class                                           Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                           2

                  CONSOLIDATED STATEMENTS OF OPERATIONS                 3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                 4

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY        5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6-9

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                        10-11

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS           12-13

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS      13

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     14

SIGNATURES                                                             15

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                August 31, 2000 (unaudited) and February 29, 2000

                                                                                                 August 31,            February 29,
                                                                                                    2000                  2000
                                                                                                ------------          ------------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................................         $  1,836,000          $  1,372,000
  Common s tock subscriptions receivable, collected in October 2000 ....................            1,000,000                    --
  Other current assets - deposit with vendor ...........................................              130,000               130,000
                                                                                                 ------------          ------------
     Total current assets ..............................................................            2,966,000             1,502,000

PROPERTY AND EQUIPMENT, net, and all other .............................................                7,000                 9,000
                                                                                                 ------------          ------------

                                                                                                 $  2,973,000          $  1,511,000
                                                                                                 ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .....................................................................         $    265,000          $    283,000
  Accrued expenses and other current liabilities .......................................              401,000               942,000
                                                                                                 ------------          ------------
        Total current liabilities ......................................................              666,000             1,225,000
                                                                                                 ------------          ------------

NON-CURRENT LIABILITIES ................................................................                   --                37,000
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued ...............................................                   --                    --
  Common stock, Class A, par value $.001 per share,
     100,000,000 shares authorized, 39,274,188 and 30,811,087
     shares, respectively,  issued  and outstanding ....................................               39,000                30,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     408,840 and 735,034 shares, respectively, outstanding .............................                1,000                 1,000
  Capital in excess of par value .......................................................           19,399,000            17,675,000
  Class A common stock subscribed (29,090,909 shares, including
     318,182 shares for subscriptions paid but shares not yet issued) ..................            6,330,000                    --
  Common stock subscriptions receivable ................................................           (5,330,000)                   --
  Accumulated deficit ..................................................................          (18,132,000)          (17,457,000)
                                                                                                 ------------          ------------
        Total stockholders' equity .....................................................            2,307,000               249,000
                                                                                                 ------------          ------------
                                                                                                 $  2,973,000          $  1,511,000
                                                                                                 ============          ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three months ended                           Six months ended
                                                             ------------------                           ----------------
                                                                  August 31,                                  August 31,
                                                                 ----------                                   ----------
                                                           2000                1999                   2000                  1999
                                                     -------------------------------------------------------------------------------
REVENUES                                             $         --          $         --           $        --          $         --
                                                     ------------          ------------          ------------          ------------
COSTS AND EXPENSES:
  Selling and marketing ....................                   --                    --                    --                    --
  General and administrative ...............              182,000                70,000               322,000               148,000
  Research and development .................              181,000               199,000               395,000               395,000
                                                     ------------          ------------          ------------          ------------
                                                          363,000               269,000               717,000               543,000
                                                     ------------          ------------          ------------          ------------

OTHER INCOME (EXPENSE):
  Other income .............................                   --                    --                    --                    --
  Interest expense .........................                   --                    --                    --                    --
  Interest income ..........................               22,000                    --                42,000                    --
                                                     ------------          ------------          ------------          ------------

NET LOSS ...................................         $   (341,000)         $   (269,000)         $   (675,000)         $   (543,000)
                                                     ============          ============          ============          ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
BASIC AND DILUTED ..........................           36,250,000            22,601,000            37,950,000            22,501,000
                                                     ============          ============          ============          ============
NET LOSS PER SHARE,
  BASIC AND DILUTED ........................         $      (0.01)         $      (0.01)         $      (0.02)         $      (0.02)
                                                     ============          ============          ============          ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                                                        Six months ended August 31,
                                                                                                          2000              1999
                                                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................       $  (675,000)       $  (543,000)
                                                                                                     -----------        -----------
  Adjustments:
    Depreciation and amortization ............................................................             2,000                 --
    Non-cash charge for warrants to consultant ...............................................            50,000                 --
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities and all other ...................................          (558,000)           460,000
                                                                                                     -----------        -----------
           Total adjustments .................................................................          (506,000)           460,000
                                                                                                     -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES ........................................................        (1,181,000)           (83,000)
                                                                                                     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None .....................................................................................                --                 --
                                                                                                     -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES ........................................................                --                 --
                                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A common shares in private placement to accredited investors ...........         1,749,000             30,000
    Receipt of prepayment of subscription receivable .........................................            70,000                 --
    Receipt of non-refundable deposit from Noga ..............................................           100,000                 --
    Cost of private placements ...............................................................          (302,000)           (14,000)
    Other equity .............................................................................            28,000                 --
                                                                                                     -----------        -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........................................         1,645,000             16,000
                                                                                                     -----------        -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS ........................................................................           464,000            (67,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period ........................................................................         1,372,000             67,000
                                                                                                     -----------        -----------
  End of period ..............................................................................       $ 1,836,000        $        --
                                                                                                     ===========        ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock subscribed ..................................................................       $ 7,150,000        $        --
                                                                                                     ===========        ===========
    Common stock issued to settle account payable ............................................       $    18,000        $        --
                                                                                                     ===========        ===========
    Bridge loans settled with issuance of Class A common stock ...............................       $    20,000        $        --
                                                                                                     ===========        ===========

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the six months ended August 31, 2000 (unaudited)

                                               Common Stock
                              -------------------------------------------   Capital in
                                     Class A                 Class B          Excess                        Common         Stock
                              -------------------------------------------     of Par      Accumulated        Stock     Subscriptions
                                Shares      Amount      Shares    Amount      Value         Deficit        Subscribed    Receivable
                              ------------------------------------------------------------------------------------------------------
BALANCES, February 29, 2000   30,811,087   $30,000     735,034    $1,000   $17,675,000    $(17,457,000)   $        0    $         0

PRIVATE PLACEMENT .........    4,536,907     5,000          --        --       990,000              --            --             --

DEPOSIT FROM NOGA .........           --        --          --        --       100,000              --            --             --

SETTLE VENDOR BALANCE .....      100,000        --          --        --        18,000              --            --             --

PAY BRIDGE NOTES IN STOCK .       90,909        --          --        --        20,000              --            --             --

CONVERT B TO A SHARES .....      326,194        --    (326,194)       --            --              --            --             --

CHARGE FOR WARRANTS .......           --        --          --        --        50,000              --            --             --

COSTS OF PRIVATE
  PLACEMENTS ..............           --        --          --        --      (302,000)             --            --             --

OTHER EQUITY ..............           --        --          --        --        28,000              --            --             --

COMMON STOCK SUBSCRIBED ...           --        --          --        --            --              --     7,150,000     (7,150,000)

COLLECTED SUBSCRIPTIONS ...    3,409,091     4,000          --        --       820,000              --      (820,000)       820,000
  (Including $70,000 for
   shares not yet issued)

SUBSCRIPTIONS COLLECTED
  IN OCTOBER 2000 .........           --        --          --        --            --              --            --      1,000,000

NET LOSS ..................           --        --          --        --            --        (675,000)           --             --
                              ------------------------------------------------------------------------------------------------------
BALANCES, August 31, 2000 .   39,274,188   $39,000     408,840    $1,000   $19,399,000    $(18,132,000)   $6,330,000    $(5,330,000)
                              ======================================================================================================

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

See Form 10-KSB for the year ended February 29, 20900 for a discussion of the background and history prior to the Company's restructuring in 1997 into its current activities.

The Company's recent financing activities are discussed in further detail in
Note 6. During the quarter ended August 31, 2000, the Company finalized arrangements to raise a total of $7,290,000 of equity capital (including subscriptions for $7,150,000 and $140,000 of planned option exercises). Through October 15, 2000, $1,820,000 of this commitment has been received ($820,000 prior to August 31, 2000 and $1,000,000 in October 2000). As such, the accompanying consolidated financial statements, as of August 31, 2000, show the Company had working capital of approximately $2,300,000 and net worth of approximately $2,307,000. Although the Company has no present revenue and a continuing development agenda, it currently believes that its present financial resources are sufficient to fund its operations for the coming twelve months. Further, the Company believes that upon collection of the remaining $5,330,000 of subscriptions, it will have financial resources to fund its operations for longer than one year.

In reporting periods prior to August 31, 2000, the Company had reported that it was subject to certain going concern considerations which no longer apply.

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

For the quarter and six months ended August 31, 2000, $50,000 and $125,000, respectively, were charged to operations and $150300,000 and $450,000, respectively. was paid. For the quarter and six months ended August 31, 1999, $150,000 and $300,000, respectively, were charged to operations and no amounts were paid. At August 31, 2000 and February 29, 2000, $150,000 and $475,000,
respectively, remained in accrued liabilities.

In January and April 2000, the Company and MSSM agreed that certain work contemplated by the Agreement needed to be rescheduled as a result of, among other things, development delays in 1999. As such, the Company and MSSM agreed to the following schedule for payment of the accrued and remaining payments; $150,000 in each of March, April and July 2000 (all of which payments have been made) and $150,000 in October 2000. The Company and MSSM have agreed that the collaborative agreement will conclude on October 31, 2000.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 2000 are as follows:

   Machinery and equipment                                             $360,000
   Purchased software                                                    49,000
                                                                       ---------
                                                                        409,000
   Less: accumulated depreciation and amortization and write-downs     (402,000)
                                                                       ---------
                                                                       $  7,000
                                                                       ---------

NOTE 6 - 2000 PRIVATE PLACEMENT OF COMMON STOCK:

Investment arrangements for 2000 - In the fourth quarter of the fiscal year ended February 29, 2000, the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. During the six months ended August 31, 2000, an additional approximately $1,850,000 was raised bringing the total raised to approximately $4,068,000. These transactions are described below.

From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to accredited investors. During the six months ended August 31, 2000, an additional approximately $1,000,000 of proceeds was raised from the issuance of 4,536,907 shares of Class A common stock under this placement.

Separately, in December 1999 an investor, Noga Investments in Technology, Ltd. ("Noga") made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a seven month period ending (as amended in May 2000) in July 2000. The agreement, as amended, calls for investments of $500,000, which were made, prior to February 29, 2000, an additional non-refundable deposit of $100,000 in May 2000 (which was made) and a remaining investment of $2,150,000 to have been made prior to July 27, 2000 (see below). If the investor keeps all of these investment commitments, it will receive Class A common shares for the original $250,000 and May 2000 $100,000 non-refundable deposits. In addition to the investments made and scheduled, Noga had the option to purchase such additional shares as would be necessary to satisfy minimum capital requirements for listing on Nasdaq SmallCap, at $0.22 prior to July 27, 2000 (the "Listing Option").

In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 and has agreed to certain representation on its Board of Directors. Certain fees and costs are to be paid in connection with the amounts raised.

Additional investment commitments and revised payments in the quarter ended August 31, 2000 - In July 2000, the following changes to the above described arrangements were agreed to between Noga, an officer of the Company and the Company.

In exchange for new investment undertakings by Noga, the Company and Noga have agreed that Noga will provide its remaining $2,150,000 under the original commitment as follows: $750,000 on July 28, 2000 (which was paid in August), $700,000 by September 15, 2000 (a portion of which was prepaid in August 2000) and $700,000 by October 15, 2000. Upon completion of the full $3,000,000 commitment, Noga will have received 13,363,363 shares of Class A Common Stock.

In addition, the Company and Noga replaced Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 new investment is to be made as follows: $1,000,000 prior to September 30, 2000 (which was paid on October 6,
2000) and the remaining $2,000,000 prior to October 31, 2000. The officer's new investment of $2,000,000 is required to be paid by him or by current investors and management prior to September 30, 2000, and is as yet unpaid.

In addition, Noga has agreed to exercise its option to purchase 3.5 million shares of Class A common stock for $70,000 at the conclusion of their initial financing commitment in October 2000 and the officer has agreed to exercise his option to purchase 3.5 million shares for $70,000.

Noga has executed, and the officer of the Company has agreed to execute, Notes Payable to the Company to secure their commitment to provide an aggregate $7,150,000 in financing for the Company. The Company has recorded these financing commitments as "Class A common stock subscribed" and the related receivable as "Common stock subscriptions receivable" in the accompanying consolidated financial statements. To the extent that such common stock subscriptions receivable were paid prior to the release of the consolidated financial statements, they have been included among current assets as permitted by Emerging Issues Task Force pronouncement 85-1 and SEC Staff Accounting Bulletin 40 Topic 4E. To the extent that such subscriptions receivable remain outstanding prior to the release of the consolidated financial statements, they have been included as a contra amount in consolidated stockholders' equity.

NOTE 7 - OTHER MATTERS:

Increase in authorized shares of Class A common stock - On September 28, 2000, the shareholders of the Company approved the amendment of the Company's Amended Certificate of Incorporation to increase the authorized shares of Class A common stock from 40,000,000 to 100,000,000. Such change is reflected retroactively in the accompanying consolidated balance sheet at August 31, 2000.

Increase in shares of Class A common stock available for stock options - On September 28, 2000, the shareholders of the Company approved the increase in the number of shares of Class A common stock available under the Company's 1992 Stock Option Plan from 1,000,000 to 14,000,000. Because the vote was assured at the time of the grant of certain options that were subject to such approval, the Company does not expect there to be a charge to operations as a result of the passage of the increase. The Company is negotiating a consulting agreement with one Director which contemplates that Director being granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share.

Deposit with Vendor - Deposit with vendor of $130,000 included in the accompanying consolidated balance sheet consists of amounts on deposit with the Company's outsourced manufacturer. This amount will be deduced from the final billings due from this vendor. Billings from this vendor for work performed during the six months ended August 31, 2000 were approximately $82,000.

Liabilities settled for stock - During the six months ended August 31, 2000, the Company reached agreement with one vendor and with the holders of bridge loans made to the Company in September 1999 to settle these obligations, which aggregated approximately $37,000, for an aggregate 190,909 shares of Class A common stock.

Warrants issued to consultant - In March 2000, the Company entered into a contract with an investor relations firm calling for annual fees of approximately $48,000 plus expenses. Under the agreement, the Company agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The options vest as follows: 120,000 in March 2000 and 160,000 in November 2000, subject to the Company electing to continue to retain the services of this investor relations firm at that time. The warrants result in a charge to compensation over the period of service and approximately $5025,000 has been included as a non-cash charge in the accompanying consolidated statement of operations for the six months ended August 31, 2000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Debt Reduction Program - Information regarding the Debt Reduction Program commenced in 1997 is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000. There has been no material change in the status of such program.

Litigation - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims that the Company believes do not exceed $25,000. The Company could be exposed to potential litigation from agreements entered into in connection with its discontinued business activities as further discussed further in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

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

         (b) Management's Analysis and Discussion or Plan of Operations -

         Liquidity and Capital Resources

         During the quarter ended August 31, 2000, the Company finalized arrangements to raise a total of $7,290,000 of equity capital (including subscriptions for $7,150,000 and $140,000 of planned option exercise) as discussed further in Note 6 to the accompanying consolidated financial statements. As of August 31, 2000, the Company had working capital of approximately $2.33,000,000 and net worth of approximately $2,307,000, improvements of approximately $2,000,000 from the year ended February 29, 2000. These improvements result principally from (a) the placement of additional shares under its private placement to accredited investors (approximately $1,000,000), (b) the receipt of common stock subscriptions receivable from Noga toward its financing commitment to the Company ($1,820,000, including $1,000,000 which was received in October 2000 and is therefore included with current assets at August 31, 2000) reduced by (c) losses from operations and the payment of financing costs.

         Although the Company has no present revenue and a continuing development agenda, it currently believes that its present financial resources are sufficient to fund its operations for the coming twelve months. Further, the Company believes that upon collection of the remaining $5,330,000 of subscriptions, it will have financial resources to fund its operations for longer than one year.

         Results of Operations

         Operations for the three and six months ended August 31, 2000 resulted in a net loss of approximately $341,000 and $675,000, respectively, principally in connection with the Company's development activities under the Cardiac MRI Initiative as well as business development. Research and development costs totaled approximately $181,000 and 395,000, respectively, during the quarter and six months ended August 31, 2000 including approximately $50,000 and $125,000, respectively, related to the collaborative agreement with MSSM and approximately $21,000 and $82,000, respectively in connection with the collaboration with the Company's outsourced manufacturer. General and administrative costs were approximately $182,000 and 322,000, respectively for the quarter and six months ended August 31, 2000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items and included a non-cash charge of approximately $25,000 and $50,000, respectively for the compensatory element of warrants issued to a consultant. Total costs and expenses were offset by interest income of approximately $22,000 and $42,000, respectively in the quarter and six months ended August 31, 2000 as a result of the investment of higher cash balances. The increase in total costs and expenses over the comparable periods of 1999 consists principally of the work of the outsourced manufacturer and the fees and non-cash charges associated with an investor relations consultant and key man and other insurances added in 2000. Cash used by operations totaled approximately $1,181,000 consisting of the loss from operations as well as the general reduction of accounts payable and accrued liabilities, including $450,000 paid to MSSM.

         Operations for the six months ended August 31, 1999 resulted in a net loss of approximately $543,000 and utilized approximately $83,000 of cash principally in connection with activities under the Cardiac MRI Initiative. Payments to MSSM were approximately $650,000 in arrears at August 31, 1999. Net loss of approximately $543,000 reflects accrual of costs under the MSSM agreement as well as accrual of other costs incurred, most of which were unpaid at August 31, 1999.

         The Year 2000 Issue

         The Year 2000 issue refers to the fact that many computers and applications have been programmed with two digit date fields for the year and is discussed in the Company's Form 10-KSB for the year ended February 29, 2000. No changes in this matter have occurred during he quarter ended February 29, 2000.

                     Factors That May Affect Future Results

         The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations, (ii) pay its debts including significant payments to its outsourced manufacturer and to its principal medical collaborator as they come due and any residual claims or obligations that may exist relative to its discontinued business, (iii) successfully develop its planned products, Cardiac View and Artery View, (iv) successfully accomplish its business development and marketing efforts to commercialize any products developed, (v) maintain its relationship with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine and with its principal medical investigator and develop relationships with other institutions and collaborators, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its intellectual property rights from infringement by others with patents and other protections, (viii) build the management and infrastructure necessary to support the growth of its business, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial and technology markets.

-------------------------------------

PART II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

         In the fourth quarter of the fiscal year ended February 29, 2000 the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. During the six months ended August 31, 2000 an additional amount of approximately $1,850,000 was raised bringing the total raised to approximately $4,068,000. These transactions are described below.

         From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to "accredited investors", as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). During the six months ended August 31, 2000, an additional approximately $1,000,000 of proceeds was raised from the issuance of 4,536,907 shares of Class A common stock under this placement. The Company claims exemption from registration of this private placement under section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

         In December 1999, the Company entered into a letter agreement with Noga Investment in Technology, Ltd. ("Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 which was paid by Noga to the Company in May 2000 as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). If the investor fails to timely pay the balance, the Company is entitled to keep the $350,000 in non-refundable deposits it has received and all rights that the investor is entitled to under this letter agreement terminate. According to the letter agreement, as amended, the Company agreed to provide Noga with an option to purchase 3,500,000 shares of the Company's common stock at $0.02 per share and an option (the "Listing Option"), exercisable prior to July 27, 2000, to purchase the number of additional shares that are necessary to satisfy the requirements for listing of the Company's stock on the NASDAQ SmallCap market.

         In connection with both transactions, the Company has agreed to provide options to purchase 7,000,000 shares of Class A common stock at $0.02, including 3,500,000 to an officer of the Company, Mr. Allan Perres and 3,500,000 to Noga (as described above) and has agreed to nominate certain individuals to its Board of Directors.

         In July 2000, the changes to the above described arrangements were agreed to between Noga, an officer of the Company and the Company.

         In exchange for new investment undertakings by Noga, the Company and Noga have agreed that Noga will provide its remaining $2,150,000 million under the original commitment as follows: $750,000 on July 28, 2000 (which was paid in August), $700,000 by September 15, 2000 (a portion of which was prepaid in August 2000) and $700,000 by October 15, 2000. Upon completion of the full $3,000,000 commitment, Noga will have received 13,636,363 shares of Class A Common Stock.

         In addition, the Company and Noga replaced Noga's Listing Option with
(a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company.Noga's $3,000,000 new investment is to be made as follows: $1,000,000 prior to September 30, 2000 (which was paid on October 6, 2000) and the remaining $2,000,000 prior to October 31, 2000. The officer's new investment of $2,000,000 is required to be paid by him or by current investors and management prior to September 30, 2000, and is as yet unpaid.

         In addition, Noga has agreed to exercise its option to purchase 3.5 million shares of Class A common stock for $70,000 at the conclusion of their initial financing commitment in October 2000 and the officer has agreed to exercise his option to purchase 3.5 million shares for $70,000.

         Noga has executed, and the officer of the Company has agreed to execute, Notes Payable to the Company to secure their commitment to provide an aggregate $7,150,000 in financing for the Company. The Company has recorded these financing commitments as "Class A common stock subscribed" and the related receivable as

"Common stock subscriptions receivable" in the accompanying consolidated financial statements. To the extent that such common stock subscriptions receivable were paid prior to the release of the consolidated financial statements, they have been included among current assets as permitted by Emerging Issues Task Force pronouncement 85-1 and SEC Staff Accounting Bulletin 40 Topic 4E. To the extent that such subscriptions receivable remain outstanding prior to the release of the consolidated financial statements, they have been included as a contra amount in consolidated stockholders' equity.

         The Company plans to use the proceeds of the financings described above to advance its Cardiac MRI initiative and for working capital purposes.

         In March 2000, the Company reached agreement with a vendor to settle its outstanding balance of approximately $18,000 through the issuance of 100,000 shares of Class A common stock.

         In May 2000, the Company reached agreement with three parties to an aggregate $20,000 bridge loan to settle such bridge loan in exchange for an aggregate 90,909 shares of Class A common stock.

Item 4. Submission of Matters to a Vote of Shareholders

              At its Annual meeting of shareholders held on September 28, 2000 the following matters were brought for a vote of the shareholders:

                     Proposal                              Votes for           Votes against           Abstain
-----------------------------------------------------------------------------------------------------------------
1.  Election of Directors
         - Daniel M. Mulvena                              21,427,398              880,880                    0
         - Lawrence A. Minkoff, Ph.D.                     21,427,398              880,880                    0
         - J. M. Feldman                                  21,427,398              880,880                    0
         - Jonathan Adereth                               21,427,398              880,880                    0
         - Seymour Kessler                                21,427,398              880,880                    0


2.  Approval of a change to the Company's Amended
    and Restated Certificate of Incorporation
    increasing the authorized shares of Class A           21,577,808              645,180                5,290
    Common Stock from 40,000,000 to 100,000,000             (52.2%)

3.  Approval of an increase in the number of
    shares available for grant under the Company's        21,244,341            1,218,347               15,590
    1992 Stock Option Plan                                  (51.4%)

4.  Ratification of the appointment of Rothstein
    Kass & Company, P.C. as the independent               21,675,458               15,550              537,270
    auditors of the Company                                 (52.5%)

5.  To transact such other business as may
    properly come before the meeting (no such             21,336,608              841,230               50,440
    matters coming before the meeting).                     (51.6%)

Each of the matters voted on were passed by the vote of the shareholders.

Note regarding Class A and Class B common stock - There were 41,323,461 votes eligible to be cast at the meeting. This consisted of 39,279,261 votes for the 39,279,261 shares of Class A Common Stock outstanding (one vote per share) and 2,044,200 votes for the 408,840 shares of Class B Common Stock outstanding (five votes per share). Shareholders representing 356,126 Class B Common voted all of their 1,780,630 votes FOR the director nominations and FOR each of the proposals. The remaining shares "Voted for" in the table above consists of the Class A common stockholders and all of the "Voted Against" and "Abstain" votes are of Class A common stockholders.

Subsequent to the annual meeting of shareholders, the Board invited Joel Kanter, a Board member for more than the past two years, to continue his service on the Company's Board of Directors.

Item 6. - Exhibits and Reports on Form 8-K

        (a) Exhibits
         Exhibit No.
         -----------
             (11) Statement re: computation of loss per share - A statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

             (10.42) July 27, 2000 Letter agreement between the Company, Noga Investments in Technology, Ltd. and Mr. Allen Perres, an officer of the Company.

             (27)        Financial Data Schedule

        (b) The Company did not file reports on Form 8-K during the quarter ended August 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MAGNA-LAB INC.
                                              ---------------------
                                                  (Registrant)


Date:  October 16, 2000             By:         /s/ Daniel M. Mulvena
               --                       ----------------------------------------
                                        Daniel M. Mulvena, Chairman of the
                                        Board of Directors, Chief Executive
                                        Officer (Principal Executive Officer),
                                        Acting Treasurer (Principal Financial
                                        and Accounting Officer)