Form 10QSB
period 2000-11-30
MAGNA LAB INC
filed 2001-01-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2000
                                                 -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 10, 2001

   Class A Common Stock, $.001 Par Value                           58,774,187
   -------------------------------------                           ----------

   Class B Common Stock, $.001 Par Value                              408,840
   -------------------------------------                           ----------
                 Class                                               Shares



    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION
        ITEM 1. - FINANCIAL STATEMENTS

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS



PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  2

                  CONSOLIDATED STATEMENTS OF OPERATIONS                        3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY               5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6-9

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                             10-11

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS             12

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURES                                                                    13

















All items which are not applicable or to which the answer is negative have been omitted from this report.



                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               November 30, 2000 (unaudited) and February 29, 2000


                                                                                     November 30,      February 29,
                                                                                            2000              2000
                                                                                     ------------      ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   3,776,000     $   1,372,000
  Other current assets - deposit with vendor                                              107,000           130,000
                                                                                          -------           -------
     Total current assets                                                               3,883,000         1,502,000

PROPERTY AND EQUIPMENT, net, and all other                                                  6,000             9,000
                                                                                    --------------    --------------

                                                                                    $   3,889,000     $   1,511,000
                                                                                    ==============    ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $      363,000     $     283,000
  Accrued expenses and other current liabilities                                          281,000           942,000
                                                                                   ---------------    --------------
        Total current liabilities                                                         644,000         1,225,000
                                                                                   ---------------    --------------

NON-CURRENT LIABILITIES                                                                         -            37,000
                                                                                   ---------------    --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                        -                 -
  Common stock, Class A, par value $.001 per share,
     100,000,000 shares authorized, 58,774,187 and 30,811,087
     shares, respectively,  issued and outstanding.                                        58,000            30,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     408,840 and 735,034 shares, respectively, outstanding                                  1,000             1,000
  Capital in excess of par value                                                       21,912,000        17,675,000
  Class A common stock subscribed (18,181,818 shares)                                   4,000,000                 -
  Common stock subscriptions receivable                                                (4,000,000)                -
  Accumulated deficit                                                                 (18,726,000)      (17,457,000)
                                                                                   ---------------    --------------
        Total stockholders' equity                                                      3,245,000           249,000
                                                                                   ---------------    --------------
                                                                                   $    3,889,000     $   1,511,000
                                                                                   ===============    ==============




           See accompanying notes to consolidated financial statements




                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)









                                                              Three months ended                        Nine months ended
                                                                     November 30,                             November 30,
                                                             2000           1999                      2000           1999
                                                             ----           ----                      ----           ----

REVENUES                                              $         -    $         -               $         -    $         -
                                                      ------------   ------------              ------------   ------------


COSTS AND EXPENSES:
  Selling and marketing                                         -              -                         -              -
  General and administrative                              488,000         16,000                   810,000        164,000
  Research and development                                145,000        328,000                   540,000        723,000
                                                      ------------   ------------              ------------   ------------
                                                          633,000        344,000                 1,350,000        887,000
                                                      ------------   ------------              ------------   ------------

OTHER INCOME (EXPENSE):
  Other income                                                  -              -                         -              -
  Interest expense                                              -              -                         -              -
  Interest income                                          39,000              -                    81,000              -
                                                      ------------   ------------              ------------   ------------

NET LOSS                                              $  (594,000)   $  (344,000)              $(1,269,000)   $  (887,000)
                                                      ============   ============              ============   ============


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                     53,985,000     22,601,000                43,995,000     22,534,000
                                                      ============   ============              ============   ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                                   $     (0.01)   $     (0.02)              $     (0.03)   $     (0.04)
                                                      ============   ============              ============   ============












           See accompanying notes to consolidated financial statements


                          MAGNA-LAB INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)



                                                                                           Nine months ended November 30,
                                                                                              2000                  1999
                                                                                              ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           $  (1,269,000)        $    (887,000)
                                                                                     --------------        --------------
  Adjustments:
    Depreciation and amortization                                                             3,000                1,000
    Non-cash charge for warrants/options to consultants                                     275,000                    -
  Effect on cash of changes in operating assets and liabilities:
    Accounts payable and accrued liabilities and all other                                 (557,000)             783.000
                                                                                     ---------------       --------------
           Total adjustments                                                               (279,000)             784.000
                                                                                     ---------------       --------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (1,548,000)            (103,000)
                                                                                     ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                                          -                    -
                                                                                     ---------------       --------------
NET CASH USED IN INVESTING ACTIVITIES                                                             -                    -
                                                                                     ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A common shares in private placement to accredited investors          995,000               30,000
    Stock subscriptions and deposits collected                                            3,250,000                    -
    Exercise of options                                                                     140,000                    -
    Issuance of demand notes payable to shareholders                                              -               20,000
    Cost of private placements                                                             (461,000)             (14,000)
    Other equity                                                                             28,000                    -
                                                                                     ---------------       --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       3,952,000               36,000
                                                                                     ---------------       --------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                     2,404,000              (67,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                                     1,372,000               67,000
                                                                                     ---------------       --------------
  End of period                                                                      $    3,776,000        $           -
                                                                                     ===============       ==============


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock subscribed                                                          $    4,000,000        $           -
                                                                                     ===============       ==============
    Common stock issued to settle account payable                                    $       18,000        $           -
                                                                                     ===============       ==============
    Bridge loans settled with issuance of Class A common stock                       $       20,000        $           -
                                                                                     ===============       ==============







           See accompanying notes to consolidated financial statements



                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the nine months ended November 30, 2000 (unaudited)



                                                Common Stock
                                         ---------------------------           Capital in
                                         Class A             Class B             Excess                      Common        Stock
                                     ----------------    ----------------        of Par     Accumulated       Stock    Subscriptions
                                     Shares    Amount    Shares    Amount        Value        Deficit      Subscribed    Receivable
                                ----------------------------------------------------------------------------------------------------

BALANCES, February 29, 2000      30,811,087  $ 30,000   735,034   $ 1,000   $ 17,675,000   $(17,457,000)  $         0   $         0

PRIVATE PLACEMENT                 4,536,907     5,000         -         -        990,000              -             -             -

DEPOSIT FROM NOGA                         -         -         -         -        100,000              -             -             -

SETTLE VENDOR BALANCE               100,000         -         -         -         18,000              -             -             -

PAY BRIDGE NOTES IN STOCK            90,909         -         -         -         20,000              -             -             -

CONVERT B TO A SHARES               326,194         -  (326,194)        -              -              -             -             -

CHARGE FOR WARRANTS                       -         -         -         -        275,000              -             -             -

COSTS OF PRIVATE PLACEMENTS               -         -         -         -       (461,000)             -             -             -

OTHER EQUITY                              -         -         -         -         28,000              -             -             -

COMMON STOCK SUBSCRIBED                   -         -         -         -              -              -     7,150,000    (7,150,000)

NOGA SUBSCRIPTIONS PAID          14,318,181    14,000         -         -      3,136,000              -    (3,150,000)    3,150,000

OPTIONS EXERCISED                 7,000,000     7,000         -         -        133,000              -             -             -

APPLY  NOGA DEPOSITS              1,590,909     2,000         -         -         (2,000)             -             -             -

NET LOSS                                  -         -         -         -              -     (1,269,000)            -             -
                                ----------------------------------------------------------------------------------------------------

BALANCES, November 30, 2000      58,774,187  $ 58,000   408,840   $ 1,000   $ 21,912,000   $(18,726,000)  $ 4,000,000   $(4,000,000)
                                ====================================================================================================


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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS; GOING CONCERN CONSIDERATION:

COMPANY ACTIVITIES - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research and development activities. The Company's activities are devoted to developing disposable, non-invasive and minimally invasive medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease (the "Cardiac MRI Initiative"). The Company's planned principal products have been developed in conjunction with a collaboration with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York.

See Form 10-KSB for the year ended February 29, 2000 for a discussion of the background and history prior to the Company's restructuring in 1997 into its current activities.

The Company's  recent  financing  activities  are discussed in further detail in
Note 6. During the quarter ended August 31, 2000, the Company finalized arrangements to raise a total of $7,290,000 of equity capital (including subscriptions for $7,150,000 and $140,000 of planned option exercises). Through November 30, 2000, $3,290,000 of this commitment has been received. As such, the accompanying consolidated financial statements, as of November 30, 2000, show the Company had working capital of approximately $3,239,000 and net worth of approximately $3,245,000. Although the Company has no present revenue and a continuing development agenda, it currently believes that its present financial resources are sufficient to fund its operations for the coming twelve months. Further, the Company believes that upon collection of the remaining $4,000,000 of subscriptions, it will have financial resources to fund its operations for longer than one year.

In reporting periods prior to August 31, 2000, the Company had reported that it was subject to certain going concern considerations.

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

NOTE 4 - RELATIONSHIP WITH THE ZENA AND MICHAEL A. WEINER CARDIOVASCULAR INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE:

In May 1997, the Company entered into a three-year agreement with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") for a collaborative research arrangement devoted to utilizing MRI in cardiac arterial imaging (the "Cardiac MRI Initiative"). Under the agreement, the Company is required to make payments to MSSM of $600,000 in each of the first and second years and $300,000 in the third year. The start of the annual periods was delayed until August 1997. In January and April 2000, the Company and MSSM agreed that certain work contemplated by the Agreement needed to be rescheduled as a result of, among other things, development delays in 1999. As such, the Company and MSSM agreed to the following schedule for payment of the accrued and remaining payments; $150,000 in each of March, April, July and October 2000 (all of which payments have been made). The agreement with MSSM was concluded at October 31, 2000, as agreed.

The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrued for the cost of the collaboration with MSSM as research and development expense monthly, based upon the originally scheduled $600,000 annual payments from August 1997 to July 1999 and $300,000 annual payments from August 1999 to July 2000.

For the quarter and nine months ended November 30, 2000, $ -0- and $125,000, respectively, was charged to operations and $150,000 and $600,000, respectively, was paid. For the quarter and nine months ended November 30, 1999, $150,000 and $450,000, respectively, was charged to operations and no amounts were paid. At November 30, 2000 and February 29, 2000, $ -0- and $475,000, respectively, remained in accrued liabilities.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 2000 are as follows:

         Machinery and equipment                                    $  360,000
         Purchased software                                             49,000
                                                                    -----------
                                                                       409,000
         Less: accumulated depreciation and amortization
            and write-downs                                           (403,000)
                                                                    -----------
                                                                    $    6,000
                                                                    -----------

NOTE 6 - 2000 PRIVATE PLACEMENT OF COMMON STOCK:

INVESTMENT ARRANGEMENTS FOR 2000 - In the fourth quarter of the fiscal year ended February 29, 2000, the Company was successful in raising $2,218,000 under two arrangements aimed at raising an aggregate of $5,000,000. During the nine months ended November 30, 2000, an additional approximately $3,250,000 was raised bringing the total raised to approximately $5,468,000. These transactions are described below.

From December 1999 through February 29, 2000, the Company was successful in raising $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to accredited investors. During the nine months ended November 30, 2000, an additional approximately $1,000,000 of proceeds was raised from the issuance of 4,536,907 shares of Class A common stock under this placement.

Separately, in December 1999 an investor, Noga Investments in Technology, Ltd. ("Noga") made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a seven month period ending (as amended in May 2000) in July 2000. The agreement, as amended in May 2000, called for investments of $500,000, which were made, prior to February 29, 2000, an additional non-refundable deposit of $100,000 in May 2000 (which was made) and a remaining investment of $2,150,000 to have been made prior to September 30, 2000 (which was made). Upon completion of these investment commitments, Noga was to receive Class A common shares for the aggregate $350,000 of non-refundable deposits (the original $250,000 plus the additional May 2000 $100,000). In addition, Noga had the option to purchase such additional shares as would be necessary to satisfy minimum capital requirements for listing on Nasdaq SmallCap, at $0.22 prior to July 27, 2000, (the "Listing Option") as well as the option discussed in the next paragraph.

In connection with both transactions, the Company has agreed to provide warrants to purchase 7,000,000 shares of Class A common stock at $0.02 ($140,000), 3,500,000 to an officer of the Company and 3,500,000 to Noga, both of which have been exercised. Additionally, the Company has agreed to certain representation on its Board of Directors. Certain fees and costs are to be paid in connection with the amounts raised.

ADDITIONAL INVESTMENT COMMITMENTS AND REVISED PAYMENTS IN THE NINE MONTHS ENDED NOVEMBER 30, 2000 - In July 2000, the following changes to the above described arrangements were agreed to between Noga, an officer of the Company and the Company.

In exchange for new investment undertakings by Noga, the Company and Noga agreed that Noga would provide its remaining $2,150,000 due at July 27, 2000 under the original commitment as follows: $750,000 on July 28, 2000 $700,000 by each of September 15, 2000 and October 15, 2000 (all of which has been paid).

In addition,  the Company and Noga agreed to replace  Noga's Listing Option with
(a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 new investment is to be made as follows: $1,000,000 prior to September 30, 2000 (which was paid) and the remaining $2,000,000 prior to October 31, 2000. The officer's new investment of $2,000,000 is required to be paid by him or by current investors and management prior to September 30, 2000. Both the remaining Noga investment ($2,000,000) and the officer's new investment ($2,000,000) remain unpaid and the Company, the officer and Noga are discussing various matters related to finalizing such commitments.

Noga has executed, and the officer of the Company has agreed to execute, Notes Payable to the Company to secure their commitment to provide an aggregate $7,150,000 in financing for the Company. The Company has recorded these remaining financing commitments as "Class A common stock subscribed" and the related receivable as "Common stock subscriptions receivable" in the accompanying consolidated financial statements. To the extent that such common stock subscriptions receivable are paid prior to the release of the consolidated financial statements, they are included among current assets as permitted by Emerging Issues Task Force pronouncement 85-1 and SEC Staff Accounting Bulletin 40 Topic 4E. To the extent that such subscriptions receivable remain outstanding prior to the release of the consolidated financial statements, they have been included as a contra amount in consolidated stockholders' equity.

NOTE 7 - OTHER MATTERS:

INCREASE IN AUTHORIZED SHARES OF CLASS A COMMON STOCK - On September 28, 2000, the shareholders of the Company approved the amendment of the Company's Amended Certificate of Incorporation to increase the authorized shares of Class A common stock from 40,000,000 to 100,000,000. Such change is reflected in the accompanying consolidated balance sheet at November 30, 2000.

INCREASE IN SHARES OF CLASS A COMMON STOCK AVAILABLE FOR STOCK OPTIONS - On September 28, 2000, the shareholders of the Company approved the increase in the number of shares of Class A common stock available under the Company's 1992 Stock Option Plan from 1,000,000 to 14,000,000. Because management and the Board controlled enough votes to assure passage of the increase in the plan as it relates to options granted which were subject to such approval, the Company has not recorded a charge to operations as a result of the passage of the increase in the plan.

WARRANTS ISSUED TO CONSULTANTS - During the quarter ended November 30, 2000, the Company completed negotiating a consulting agreement with one Director which includes that Director being granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share vesting over two years and exercisable for five years. Generally accepted accounting principles requires that the Company record a charge to compensation for such options issued to a consultant. Based upon a calculation utilizing Black Scholes methodology, the Company has recorded a charge to third quarter and nine month operations of $200,000 reflecting $150,000 for the quarter and $50,000 to reflect the retroactive date of August 1, 2000 of the agreement.

In March 2000, the Company entered into a contract with an investor relations firm calling for annual fees of approximately $48,000 plus expenses. Under the agreement, the Company agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The options vest as follows: 120,000 in March 2000 and 160,000 in November 2000, subject to the Company electing to continue to retain the services of this investor relations firm at that time. The warrants result in a charge to compensation over the period of service and approximately $25,000 and $75,000 has been included as a non-cash charge in the accompanying consolidated statements of operations for the three and nine months ended November 30, 2000, respectively.

DEPOSIT WITH VENDOR - Deposit with vendor of $107,000 included in the accompanying November 30, 2000 consolidated balance sheet consists of amounts on deposit with the Company's outsourced manufacturer. This amount will be deduced from the final billings due to this vendor. Billings from this vendor for work performed during the nine months ended November 30, 2000 were approximately $106,000.

LIABILITIES SETTLED FOR STOCK - During the nine months ended November 30, 2000, the Company reached agreement with one vendor and with the holders of bridge loans made to the Company in September 1999 to settle these obligations, which aggregated approximately $37,000, for an aggregate 190,909 shares of Class A common stock.


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

DEBT REDUCTION PROGRAM - Information regarding the Debt Reduction Program commenced in 1997 is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000. There has been no material change in the status of such program.

LITIGATION - The Company knows of no pending litigation against it although there have been some unpaid judgments against the Company for various claims that the Company believes do not exceed $25,000. The Company could be exposed to potential litigation from agreements entered into in connection with its discontinued business activities as further discussed in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 29, 2000. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

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


     (B) MANAGEMENT'S ANALYSIS AND DISCUSSION OR PLAN OF OPERATIONS -


     LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2000, the Company had working capital of approximately $3,239,000 and net worth of approximately $3,245,000, improvements of approximately $3,000,000 from the year ended February 29, 2000. These improvements result principally from (a) the placement of additional shares under its private placement to accredited investors (approximately $1,000,000),
(b) the receipt of deposits and common stock subscriptions receivable from Noga toward its financing commitment to the Company ($3,250,000), (c) exercise of warrants issued in connection with such financings of $140,000, reduced by (d) losses from operations and the payment of private placement costs.

     Although the Company has no present revenue and a continuing development agenda, it currently believes that its present financial resources are sufficient to fund its operations for the coming twelve months. Further, the Company believes that upon collection of the remaining $4,000,000 of subscriptions, it would have financial resources to fund its operations for longer than one year.


     RESULTS OF OPERATIONS

     Operations for the three and nine months ended November 30, 2000 resulted in a net loss of approximately $594,000 and $1,269,000, respectively, principally in connection with the Company's business and development activities under the Cardiac MRI Initiative. During the quarter ended November 30, 2000, the Company completed its collaboration with MSSM and, as such, costs of research and development decreased and business development expenses increased. Research and development costs totaled approximately $145,000 and 540,000, respectively, during the quarter and nine months ended November 30, 2000. General and administrative costs were approximately $488,000 and 810,000, respectively for the quarter and nine months ended November 30, 2000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items and included a non-cash charge of approximately $225,000 and $275,000, respectively for the compensatory element of warrants issued to consultants. Total costs and expenses were offset by interest income of approximately $39,000 and $81,000, respectively in the quarter and nine months ended November 30, 2000 as a result of the investment of higher cash balances. The increase in total costs and expenses over the comparable periods of 1999 consists principally of $275,000 in non-cash charges associated with certain consultant options, increased management costs and professional fees to support the Company's planned commercial operations, charges associated with an investor relations consultant and key man and other insurance added in 2000. Cash used by operations totaled approximately $1,548,000 consisting of the loss from operations as well as the general reduction of accounts payable and accrued liabilities, including $600,000 paid to MSSM.

     Operations for the nine months ended November 30, 1999 resulted in a net loss of approximately $887,000 and, because of the lack of cash at the time, utilized approximately $103,000 of cash principally in connection with activities under the Cardiac MRI Initiative. Payments to MSSM were approximately $800,000 in arrears at November 30, 1999. Net loss of approximately $887,000 reflects accrual of costs under the MSSM agreement as well as accrual of other costs incurred, most of which were unpaid at November 30, 1999.


     THE YEAR 2000 ISSUE

     The Year 2000 issue refers to the fact that many computers and applications have been programmed with two digit date fields for the year and is discussed in the Company's Form 10-KSB for the year ended February 29, 2000. No changes in this matter have occurred during the quarter and nine months ended November 30, 2000.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement when needed to fund its plan of operations, (ii) pay its debts including significant payments to its outsourced manufacturer as they come due and any residual claims or obligations that may exist relative to its discontinued business, (iii) successfully develop its planned products, Cardiac View and Artery View, (iv) successfully accomplish its business development and marketing efforts to commercialize any products developed, (v) maintain its relationship with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine and with its principal medical investigator and develop necessary relationships with other institutions and collaborators, (vi) develop products which do not infringe the intellectual property rights of others, (vii) protect its intellectual property rights from infringement by others with patents and other protections, (viii) build the management and infrastructure necessary to support the growth of its business, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial and technology markets.
-------------------------------------

PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

     As discussed in Note 6 to the Consolidated Financial Statements, on July 27, 2000, Noga committed to purchase $3,000,000 of Class A Common Stock of the Company at $0.22 per share, payable $1,000,000 by September 30, 2000 and the balance by October 31, 2000. At the same date, an officer of the Company committed to purchase $2,000,000 of Class A Common Stock at the same price (subject to a portion being first offered to certain existing investors and management) payable, as amended, by December 15, 2000. Of such amounts, $2,000,000 of Noga's commitment and the full amount of the officer's commitment remains unpaid as of the date hereof. Both Noga and the officer have represented to the Company that they are "accredited investors" as that term is defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). and the Company is relying on the exemption from Sec. 4 (2) of the Securities Act for this transaction.

     The Company plans to use the proceeds of the financings described above to advance its Cardiac MRI initiative and for working capital purposes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     At its Annual meeting of shareholders held on September 28, 2000 the matters brought for a vote of the shareholders were disclosed in the Form 10-QSB for the quarter and six months ended August 31, 2000 filed in October 2000.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Exhibit No.
               (11)     Statement  re:  computation  of  loss   per  share  -  A
                         statement regarding the computation of loss per share is omitted because computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

               (27)     Financial Data Schedule

         (b) The Company did not file reports on Form 8-K during the quarter ended November 30, 2000.

                                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MAGNA-LAB INC.
                                          --------------
                                          (Registrant)

Date:  January  16,  2001           By:   /s/ Daniel M. Mulvena
               ----                       -------------------------------
                                          Daniel M. Mulvena , Chairman of the
                                          Board of Directors, Chief Executive
                                          Officer (Principal Executive Officer),


                                          /s/ Kenneth C. Riscica
                                          --------------------------------
                                          Treasurer, Secretary (Principal
                                          Financial and Accounting Officer)