Form 10KSB
period 2001-02-28
MAGNA LAB INC
filed 2001-05-29
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                     Commission file number 0-21320
      February 28, 2001.

                                 Magna-Lab Inc.
                                 --------------
                 (Name of small business issuer in its charter)

          New York                                           11-3074326
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer I.D. Number
 incorporation or organization)

6800 Jericho Turnpike, #120W, Syosset, NY                      11797
-----------------------------------------                      -----
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|.

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form |_|

The issuer's revenues for its most recent fiscal year ended February 28, 2001:
$ 0.

The aggregate market value on May 10, 2001 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 18,000,000.

As of May 10, 2001, 70,278,140 shares of Class A Common Stock, $.001 par value, and 380,798 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one) YES |_| NO |X|

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

                                     PART I

ITEM 1. Description of Business

      (a)   Business Development

      Magna-Lab Inc. was incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. In 1997, Cardiac MRI, Inc. was incorporated in New York as a wholly-owned subsidiary of Magna-Lab Inc. (collectively with Magna-Lab Inc., the "Company").

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

      In February 1997, the Company commenced a plan of restructuring (the "Plan") to reposition the Company away from the capital medical equipment business (MAGNA-SL) and into the disposable medical device business. The Company's restructuring plan was focused on utilizing (i) the Company's core competencies in MRI technology and (ii) its relationship with a clinical leader in Cardiology, to develop leading edge, breakthrough disposable medical devices which would make MRI imaging more effective for the diagnosis, and as a guide in the treatment, of Coronary Artery Disease (the "Cardiac MRI Initiative"). The Cardiac MRI Initiative marries the advantages of MRI in imaging of soft tissue (i.e. heart and related vessels) with the perceived need in modern Cardiology for definitive non-invasive or minimally invasive procedures for diagnosis of Coronary Artery Disease ("CAD"). The Company believes that CAD is the number one killer in the United States.

      Under the Plan, in March 1997, the Company discontinued its capital medical equipment operations associated with the MAGNA-SL. As such, the majority of the Company's workforce was terminated, the Company vacated its production, development and executive facility and ceased the need for certain other assets including leased assets with remaining non-cancelable terms, and took other measures. Certain inventory and equipment were placed in storage. The Company recorded a restructuring charge of approximately $1.5 million in the fourth quarter ended February 28, 1997 for write-downs of fixed assets, inventories and non-refundable deposits made with strategic vendors, as well as accruals for other costs. While the ultimate amount may differ from this estimate, the Company presently believes that such restructuring charge continues to be adequate.

      Capital raising and business development activities for the Cardiac MRI Initiative were undertaken by a group of five Directors, Officers and consultants. In May 1997, the Company entered into a collaboration with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York) ("MSSM") and Dr. Valentin Fuster, M.D., Ph.D., to advance the Cardiac MRI Initiative. The development project under the agreement was successfully completed and the agreement with MSSM concluded in October 2000. In December 1997, the Company raised $1.884 million in a private placement of 15,072,000 shares of Class A common stock to accredited investors (the "December 1997 Financing") principally to support the Cardiac MRI Initiative.

      The December 1997 Financing was conditioned on the Company initiating a program to pay its then existing liabilities on a reduced basis (the "Debt Reduction Program"). In approximately October 1997, counsel was retained and the Company commenced the Debt Reduction Program to reduce its recorded liabilities (then approximately $2.5 million, unaudited). Counsel was successful in convincing creditors to settle liabilities due them for substantially reduced amounts. In total, approximately $2,300,000 of liabilities have been either paid, agreed to be reduced by the vendors or written off as a result of inactivity over the passage of time (See Notes to Consolidated Financial Statements, Item 7).

      In May 1999, the Company completed the private placement to accredited investors of 2,413,667 shares of Class A common stock for proceeds of approximately $362,050. From December 1999 through October 2000, the Company raised an aggregate of approximately $9,131,000 in gross proceeds from the issuance of an aggregate of 45,653,695 shares in private financings (including approximately 7,000,000 shares of Class A common stock issued pursuant to the exercise of options granted in connection with such financings) including approximately $2,218,000 of such proceeds raised in the fiscal year ended February 28, 2000 and approximately $6,913,000 of such proceeds raised in the fiscal year ended February 28, 2001. These transactions are described further in Notes to Consolidated Financial Statements, Item 7.

      From December 1997 through the present, the Company's activities on the Cardiac MRI Initiative have included: (i) initial design and testing, (ii) third party design review and testing, (iii) bench testing, (iv) animal testing, (v) publishing technical papers, (vi) presenting the results and findings at major medical meetings (vii) filing two 510(k) notifications with the Food and Drug Administration ("FDA") for two Cardiac View products (Cardiac View Probe(TM) and Cardiac View Surface Coil(TM)), (viii) receiving clearance from the FDA for U.S. marketing of the Company's Cardiac View Probe (ix) commissioning a study of regulatory and reimbursement matters relevant to the sale of the Company's products (x) initiating a Clinical Focus Group to provide clinical guidance on the application of the Company's product, (xi) intellectual property matters and
(xii) business development activities. Other efforts to advance the Plan have included (i) executing the Debt Reduction Program, (ii) capital raising activities and (iii) seeking, without success, to realize value for the Company's investment in the MAGNA-SL through a business relationship with others. The Company's current efforts are now directed toward commercialization of its initial products and development of new products and business development activities.

      In May 2001, the Company received clearance from the FDA to market and distribute its Cardiac View Probe product in the United States.

      The address of the Company's principal executive office is 6800 Jericho Turnpike, Suite 120W, Syosset, New York 11797 and its telephone number is (516) 393-5874. From May 1997 until December 1999, the Company's principal address had been PO. Box 780, Syosset, NY 11797.

      (b)   Business of Issuer

      General

      The Company's business activities consist principally of development of disposable diagnostic imaging devices for use in enhancing the effectiveness of MRI for the detection and diagnoses of CAD and the business development activities necessary to bring such products to the marketplace. These devices are intended to significantly enhance the diagnostic image created by MRI to make MRI essential in the diagnosis and as a guide in the treatment of CAD. The Company believes that MRI, because of its particular effectiveness with soft tissue, can play a critical role in diagnosis for heart disease.

      In formulating its approach to applying MRI technology to CAD, the Company relies on its Chief Scientific Officer, Lawrence A. Minkoff, Ph.D. and has relied on the clinical, medical leadership of Dr. Valentin Fuster, M.D., Ph.D. and his staff at MSSM during a collaboration which was completed in October 2000. Additionally, in March 2001, the Company retained Eminent Research Systems, Inc. to assist the Company in organizing and managing post clearance marketing studies aimed at gaining market acceptance by clinicians of the Company's product(s). Dr. Minkoff is one of the pioneers in the field of MRI technology. His service as a member of the four man team that invented MRI imaging for humans in July 1978 has been memorialized in the Smithsonian Institution. In fact, Dr. Minkoff was the first human scanned by MRI.

      The Company believes the market for it's Cardiac View Probe and other planned Cardiac MRI products is potentially a very large market. The Company believes that over 12 million Americans have been diagnosed as having CAD and that approximately 6.0 million people visit U.S. hospitals with CAD complaints annually. The Company believes that approximately 3.0 million of such people are referred for testing, observation, or treatment. Annually, the Company believes that approximately 1.5 million people have a heart attack in the U. S. (approximately one American every 20 seconds) and approximately 500,000 of these die (approximately one American every minute). This disease is believed to be the leading cause of death in the U.S. and a significant factor in U.S. healthcare costs. Further, recent research, including research done by MSSM, indicates that "vulnerable" or "unstable plaque" ("Vulnerable Plaque") within the coronary arteries may be a cause of the sudden massive heart attacks experienced by persons who have not previously exhibited signs of CAD.

      The results of the Company's work in applying its disposable MRI devices to CAD were presented in March 2001 at the Annual Meeting of the American College of Cardiology and at the April 2000 meeting of the Society of Magnetic Resonance in Medicine. The Company believes that its technology was well received at such meetings.

      The Company's products, including products under development, consist of the following:

            Cardiac View Probe(TM) - A non-invasive approach to definitive diagnosis of coronary artery and other heart diseases. Cardiac View Probe is designed to operate in conjunction with a magnetic resonance imaging system to generate diagnostic quality images of the aortic arch, the descending aorta and the coronary vessels of the heart to advance the definitive diagnosis of CAD. The Cardiac View Probe device consists of a Transesophegeal MRI micro receiver coil ("TE coil") which is introduced to the patient by means of a probe which is inserted down the throat and into the esophagus. Positioning in the esophagus puts the micro receiver coil directly behind the heart for optimum imaging.

            In February 2001, the Company submitted to the FDA 510(k) Notification of its intent to market the Cardiac View Probe in the United States. In May 2001, the Company received clearance from the FDA to market and distribute the Cardiac View Probe in the United States. The Company expects to commence marketing efforts for its Cardiac View Probe, including post clearance marketing studies, as soon as practical.

      o Cardiac View Surface Coil(TM) - Cardiac View Surface Coil consists of a specially designed surface MRI receiver coil that is placed over the patient's chest for imaging the heart. It is intended that when the Cardiac View Probe is utilized in conjunction with the Cardiac View Surface Coil, the two products would surround the heart allowing the generation of additional imaging information.

            In March 2001, the Company submitted to the FDA 510(k) Notification of its intent to market the Cardiac View Surface Coil in the United States and such submission is pending.

      o Artery View - Under development, this is a minimally invasive product to permit the cardiologist to see the composition of atherosclerotic plaque that is believed to be a cause of CAD. Artery View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress. The Company has developed a working prototype of the Artery View catheter. Such product is still under development.

      In October 2000, the Company completed a collaborative research agreement with the Zena and Michael A. Weiner Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM") devoted to utilizing MRI in cardiac arterial imaging. Under the agreement, the Company was required to make payments to MSSM aggregating $1,500,000 over three years ($600,000 in each of the first and second years and $300,000 in the third year), all of which has been paid. The agreement, which was executed in May 1997, was extended to October 2000 in order to recognize the actual performance timing of the work. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration. See also Note 3 to Consolidated Financial Statements.

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

      The Company believes that MRI would, except for certain limitations which the Company's products are designed to address, be the preferred diagnostic tool in diagnosing CAD. The Company believes this because of MRI's particular effectiveness on soft tissue and because of the additional information which MRI presents which, the company believes, could definitively diagnose not only the existence, but the type of arterial lesion. MRI is presently not used extensively in diagnosing CAD although the Company believes that interest in this area is increasing. The Company believes that its devices will make MRI more effective for this purpose.

      Manufacturing

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

      In 1998, the Company engaged MedSource Technologies (formerly ACT Medical, Inc.), to assist in the design, validation and initial production of the Company's devices. MedSource is one of the leading contract developers and manufacturers of medical devices. The Company believes that MedSource serves or has served industry leaders such as Boston Scientific Corp., Medtronic, Inc. and Johnson and Johnson. By utilizing the services of MedSource, the Company believes that it can achieve a shorter timeframe to get its products to market by taking advantage of MedSource's existing FDA approved manufacturing capability. The Company believes that MedSource can satisfy the production needs that would result from commercial introduction of its products. MedSource is presently manufacturing the first commercial lot of Cardiac View Probe product for delivery in the June/July 2001 timeframe. The Company and MedSource have reached agreement in principle regarding pricing and other terms for commercial production of the Cardiac View Probe product, although a written agreement has not yet been entered into. The ability of the Company to satisfy market demand for the Cardiac View Probe will be dependent, in part, on its ability to establish satisfactory commercial production relationships with MedSource or other contract manufacturers.

      The Company believes it has carefully followed principles of good manufacturing practice in the design, documentation and validation of its devices. The Company has been advised by outside consultants of the documentation that is required to achieve GMP and ISO certification. The Company is working with regulatory consultants to be in compliance with accepted standards.

      Marketing and Distribution

      Initially, the Company plans to focus its marketing effort on the clinical validation of the use of its Cardiac View Probe. In that regard, in March 2001, the Company retained Eminent Research Systems, Inc. ("Eminent") of New York, NY to perform post clearance marketing studies using the Cardiac View Probe. The Company will rely on Eminent to identify physicians and hospitals where the initial clinical work using the Cardiac View Probe can have the appropriate exposure and benefit. Working with the clinicians identified by Eminent and others identified by the Company, the Company will explore the most effective clinical approaches and application of its technology in carefully controlled studies. Using the results gained in these studies, the Company will seek to expand its study base by working with top researchers located around the U.S. and in international markets and bring its results to other institutions via an in house sales force which will be recruited later in 2001.

      In addition to the Eminent work, the Company has retained Covance Health Economics and Outcomes Services, Inc. to study the reimbursement presently available for the Company's product and the desirability of generating specific diagnostic reimbursement codes for the use of the Company's product. See "Government Regulation; B. Third Party Coverage, Reimbursement and Related Health Care Regulations".

      The Company presently expects to establish its own direct sales force in the United States. The sales force would be made up of experienced sales people from the cardiology field. The key target accounts will be the largest teaching hospitals, larger hospitals in metropolitan areas and active free-standing MRI centers who focus on cardiology. Overseas the Company anticipates engaging distributors with a proven track record in diagnostic imaging and cardiology. The Company would expect to retain a representative in each international market to manage the development of the business. These representatives would be expected to have technical expertise in the product to assist the dealers in clinical and service related issues.

      The Company expects to attend the major and regional conferences at which its products might have a receptive audience including the meetings of the American Heart Association, American College of Cardiology, Transcatheter Cardiovascular Therapeudics and Radiological Society of North America.

      Proprietary Rights

      The Company's policy has been to obtain patents to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

      The Company has filed three patent applications in the United States relative to the proprietary elements of its Cardiac View and Artery View products. Such patent applications relate to the application and design of its system. Efforts to advance such patent applications to the non-U.S. markets, including in Patent Cooperation Treaty ("PCT") locations, are in process. The Company's Chief Scientific Officer has assigned his rights to these patent applications to the Company.

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

      In May 2001, the Company received 510(k) marketing clearance for the Cardiac View Probe. The Company is awaiting response to its submission of 510(k) Notification to the FDA for the Cardiac View Surface Coil. The Company believes that Artery View product may be a Class II medical device.

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

      Any products distributed by the Company pursuant to the above described clearances will be subject to pervasive and continuous regulation by the FDA. Moreover, the FDC Act will also require the Company to manufacture its products in registered establishments and in accordance with Good Manufacturing Practice
(GMP) regulations. The Company presently plans to outsource the production of its Cardiac View and Artery View products to qualifies FDA approved manufacturers. Once registered, the Company's facility, if any, will be subject to periodic inspections by the FDA. The Company does not presently have a facility. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. In addition, the Company's products are expected to be subject to technical standards established by the Federal Communications Commission regarding radio frequency emission limits. The export of medical devices is also subject to regulations in certain instances and in certain circumstances to FDA approval as well as to approval by certain countries to which these devices might be exported. In addition, the use of the Company's products may be regulated by various state agencies. There can be no assurance that the Company's products will be able to comply successfully with any such requirements or regulations. Moreover, future changes in regulations or enforcement policies could impose more stringent requirements on the Company, compliance with which could adversely affect the Company's potential business. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing authorization, injunction, seizure or recall of products, operating restrictions, refusal of government to approve product applications or allow a company to enter into supply contracts and liability for civil and/or criminal penalties.

      B.    Third Party Coverage, Reimbursement and Related Health Care
            Regulations.

      The market for MRI devices such as Cardiac View and Artery View is affected significantly by the amount which Medicare, Medicaid or other third party payers, including private insurance companies, will reimburse hospitals and other providers for diagnostic procedures using MRI systems. The health care industry has changed dramatically during the 1980's and the 1990's in reaction to changes in third party reimbursement systems designed to contain health care costs. In the MRI market, third party reimbursement issues will focus principally on whether MRI diagnostic procedures using the Company's products and proposed products will be covered procedures and, if so, the level of reimbursement that will be available for the MRI procedure.

      In March 2001, the Company retained Covance Heath Economics and Outcomes Services, Inc. ("Covance") to perform a comprehensive review of the reimbursement which would be afforded to the Company's products and to consider the development of alternatives such as a specific new reimbursement code. The Company believes, based upon the preliminary work of Covance, that MRI procedures using the Cardiac View Probe will result in reimbursement under existing MRI reimbursement codes. Additional reimbursement to cover the incremental cost of the disposable Cardiac View Probe, is a more complicated issue which is being studied.

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

      The market for the Company's products and proposed products could also be adversely affected by the amount of reimbursement provided by third party payers to hospitals or private practitioners for procedures performed using such products. Reimbursement rates from private insurance companies vary depending upon the procedure performed, the third-party payer, the insurance plan, and other factors. Medicare generally reimburses hospitals that are expected to purchase the Company's products and proposed products for their operating costs for in-patients on a prospectively-determined fixed amount for the costs associated with an inpatient hospital stay based on the patient's discharge diagnosis, regardless of the actual costs incurred by the hospital in furnishing care. The willingness of these hospitals ("PPS hospitals") or private practitioners to purchase the Company's products and proposed products, if any, could be adversely affected if they determined that the prospective payment amount to be received for the procedures for which the Company's products or proposed products are used would be inadequate to cover the costs associated with performing the procedures using the Company's proposed products, or to be less profitable than using an alternative procedure for the same condition.

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

      C.    EPA Regulation

      The Company, and any research facility which it operates, as well as its contract manufacturers, would also be required to comply with any applicable federal and state environmental regulations and other regulations related to hazardous materials used, generated, and/or disposed of in the course of its operations.

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

      Competitive Companies and Research - There are currently several companies or research groups developing systems or devices that provide the capability for performing cardiac imaging via several technical approaches. The Cardiac View and Artery View devices are distinguished from these by its proprietary design and its validation through research performed at Mount Sinai School of Medicine in New York. The Company believes that both devices are breakthroughs in the use of magnetic resonance imaging of the cardiovascular system and, to the Company's knowledge, there is little direct competition (see below).

      The Company is aware of certain research activities by others that could be in competition with the products of the Company.

      Surgi-Vision is an MRI based company developing products in conjunction with the imaging center at Johns Hopkins Medical Center. The Company believes that the focus of their efforts is MRI probes to obtain a better image from a variety of bodily structures including the prostate, colon, rectum, lungs, uterine and abdominal areas as well as intravascular catheters aimed at imaging the heart. The Company does not believe that their products will compete with the Company's Cardiac View for screening of heart disease but could compete with Artery View. The Company believes that Surgi-Vision has a marketing relationship with the General Electric Company.

      The Company is aware of other MRI intravascular developments at Allegheny University and Stanford University. In both cases the work identified uses much larger diameter catheters which will limit the ability to place the catheters in the smallest vessels. Schneider Division of Boston Scientific Corporation has been issued a patent relating to a small diameter guidewire antenna (receiving coil). The status of this development is unknown.

      The Company is aware of developments in surface coil improvements for MRI at certain other universities and companies, including General Electric Company, but is unaware of any developments in surface coils which are competitive with the Company's Cardiac View Probe and Artery View.

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

      The Company's plan has been to realize value for its investment in the MAGNA-SL through sale or license of the product to others however such efforts have not been successful.

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

      The parties agreed to certain development tasks and enhancements, which, if not completed by the Company in November 1996, could, if not cured, result in termination of the agreement by Elscint. Elscint informed the Company in November 1996 and May 1998 of its belief that the Company was in default of the agreement for failure to timely complete certain agreed upon development tasks. The Company believes that Elscint's medical imaging business was purchased by the General Electric Company in June 1998. See Item 3. Legal Proceedings.

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

      The proprietary MRI computer subsystem was purchased from a supplier in Europe. In August 1993, the Company established a multi-system purchase relationship with this vendor by making a $480,000 non-refundable deposit payment. Deposits remaining at February 28, 1997 were written off as a result of the discontinuance of the MAGNA-SL product operations. The Company believes that this critical component may no longer be available. Further, it is possible that this vendor may assert damages against the Company for various matters including volume discounts for volumes not realized or for other costs or investments made by this vendor. The Company has had no material contact with this vendor since 1997.

      Production and assembly of the MAGNA-SL is subject to FDA Good Manufacturing Practice ("GMP") regulations and various other statutory and regulatory requirements applicable to the manufacture of medical devices. See "Governmental Regulation."

      Marketing and Distribution - MAGNA-SL - All marketing and distribution efforts related to the MAGNA-SL were discontinued during 1997.

      See above regarding a June 1996 agreement with Elscint under which Elscint was to manufacture market and sell the MAGNA-SL for distribution in certain defined non-U.S. territories.

      FDA regulation - MAGNA-SL - The MAGNA-SL(TM) is a Class II medical device subject to clearance by the FDA prior to commercialization in the United States. Such FDA clearance was received in September 1994 through submission of a 510(k) notification (discussed previously). The cessation of the Company's MAGNA-SL operations in March 1997 calls into question the continuing status of the Company's ongoing compliance with FDA regulations with respect to that product.

      Proprietary rights - MAGNA-SL - Dr. Lawrence A. Minkoff, President and Chief Scientific Officer and a Director of the Company, has received one patent relating to the permanent magnet structure of the Company's MAGNA-SL. In December 1992, Dr. Minkoff assigned his rights to the magnet technologies to the Company. Additionally, the Company has filed applications for patent protection internationally, including an application under the Patent Cooperation Treaty ("PCT"), relating to the permanent magnet structure, but has permitted its rights under that PCT application to lapse. The Company has been informed that the PCT application was published, making it unlikely that additional foreign patent protection with respect to the permanent magnet structure can now be obtained. In March 1995, the Company was issued a U.S. patent concerning a certain proprietary imaging sensing coil assembly. The Company has filed an application for patent protection internationally, including under the PCT, relating to the imaging sensing coil assembly. Certain technologies utilized by the Company in the MAGNA-SL are covered by patents owned or administered by the British Technologies Group, PLC. British Technologies Group, PLC. has offered the Company a license concerning such technology, however the Company has not made the required payment to secure such technologies which are integral to the MAGNA-SL.

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

      Factors That May Affect Future Results

      The Company's future operating results are dependent upon many factors including, but not limited to the Company's ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations when needed, (ii) successfully develop and continuously improve its products and planned products, Cardiac View and Artery View, (iii) successfully accomplish its business development and marketing efforts to commercialize and develop sufficient reimbursement for procedures involving any products developed, (iv) develop and maintain relationships with the physician community including its initial collaborator, MSSM, as well as new collaborators necessary to gain wide exposure of the Company's technology, (v) develop products which do not infringe the intellectual property rights of others, (vi) protect its intellectual property rights from infringement by others with patents and other protections,
(vii) build the management and human resources and infrastructure necessary to support the growth of its business, (viii) pay its debts including any residual or contingent obligations that may exist relative to its discontinued product, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial, technology and medical markets.

      In addition, the Company's business is subject to numerous risk factors including those associated with the medical technology market (which is rapidly changing) in general, general economic conditions, competition, among other risks. In addition the Company is exposed to those risks which are typical of a new business without existing revenues including, but not limited to: dependance on management and key executives, uncertainties of market acceptance, the time and expense of adoption of new technology/products, the need to obtain third party reimbursement for procedures involving the Company's devices at levels the Company considers acceptable, competing with enterprises with greater financial, management, marketing and other resources than the Company, the ability to raise capital on acceptable terms when needed and the ability to recruit necessary human resources when needed.

      Human Resources

      At May 15, 2001, the Company has two full time executive and research and development employees, two executive employees who devote such time as is necessary to the business, four consultants providing executive, business development, management, financial, regulatory and marketing services and one part time administrative employee. The Company's resources are further supported by the design and manufacturing staff at MedSource, the Company's outsourced manufacturer, by the regulatory affairs/reimbursement consultants at Covance Health Economics and Outcomes and Services, Inc.

Item 2: Description of Property

      The Company maintains an executive office in Syosset, New York which the Company rents on a one year lease basis for approximately $1,200 per month. The Company conducts its research operations in a laboratory maintained by its Chief Scientific Officer and at the premises of its outsourced developer, MedSource, in Newton, Massachusetts. Certain inventory and equipment have been secured in storage facilities which the Company rents on a month to month basis for approximately $3,000 per month.

Item 3: Legal Proceedings

      As a result of a period of deferral of payment of obligations due to a lack of cash primarily in 1997, the Company has been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past. To the best of the Company's knowledge, all material litigation has been settled and there is no material pending or threatened litigation against the Company.

      The Company is exposed to possible litigation from Elscint's claim that the Company failed to perform certain required tasks under the Elscint agreement. The Company is unable to estimate an amount of possible loss exposure for this potential claim or for any offsets or recoveries it may have as a result of any counterclaims which it may have against Elscint.

      See Note 8 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4: Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2001.

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

                                                Fiscal Year Ending February 28 or 29,
                                                    2001                    2000
                                                    ----                    ----
                                                High       Low         High        Low
      Class A Common Stock:
      First Quarter ended May 31,              $1.66      $0.38       $0.21      $0.11
      Second Quarter ended August 31,          $0.84      $0.38       $0.15      $0.05
      Third Quarter ended November 30,         $0.96      $0.34       $0.11      $0.05
      Fourth Quarter ended February 28,        $0.66      $0.13       $0.88      $0.08

There is no established public trading market for the Company's Class B Common Stock.

      On May 18, 2001 the closing bid price for the Class A Common Stock was approximately $0.29.

      (b)   Recent sales of unregistered securities and related matters -

      During the fiscal year ended February 28, 2001 -

      In December 1999, the Company commenced a private placement of Class A Common Stock for an aggregate purchase price of $2,000,000, at $.22 per share. As previously reported, the Company raised $1,468,000 (6,672,727 shares) in proceeds during the year ended February 29, 2000 in the private placement. During the year ended February 28, 2001, the offering size was increased, and in that year the Company raised additional proceeds of $1,009,000 (4,649,180 shares), resulting in a total of $2,477,000 in gross proceeds raised in the private placement. The offering was made to individuals each of whom represented, among other things, that such person is an accredited investor. The Company believes that the offering is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

      Pursuant to a letter agreement entered into with Noga Investments in Technology Ltd. (successor-in-interest to Noga Electrotechnica Limited, "Noga"), as amended, from December 1999 through October 2000 Noga purchased an aggregate of 13,636,363 shares of Class A Common Stock from the Company for an aggregate purchase price of $3,000,000, or $.22 per share. Under the amended letter agreement, from October 2000 to January 2001 Noga purchased an additional $3,000,000 worth of Class A Common Stock and certain other investors purchased an additional $500,000 worth of Class A Common Stock at the $.22 per share price. In addition, Noga has offered to purchase an additional $1,500,000 worth of Class A Common Stock on the same pricing terms and the Company's Board has agreed to accept such offer. Each of Noga and the other investors has represented that it is an accredited investor. In connection with the Noga financing, as well as the financing referred to in the immediately preceding paragraph, the Company granted options to purchase an aggregate 7,000,000 shares of Class A common stock at $0.02 per share, which options were exercised pursuant to the amended letter agreement. The Company believes that the offer and sale to Noga is exempt from registration under the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

      During the year ended February, 2001, the Company settled outstanding obligations to a vendor and to certain lenders, aggregating approximately $37,000, for the issuance to such persons of an aggregate of 190,909 shares of Class A Common Stock. The Company believes that such issuance is exempt from registration under the Securities Act by virtue of Section 4(2) thereof in that the purchasers are believed to be accredited and/or sophisticated investors, have had a preexisting relationship with the Company, are familiar with the Company's business and are limited in number.

      (c)   Approximate Number of Equity Stock Holders

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 10, 2001 are approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                         381
Class B Common Stock                                                          33

      The Company believes that the number of beneficial holders of the Company's Common Stock as of May 10, 2001 is in excess of 400.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

      (a)   Management's Analysis and Discussion or Plan of Operations -

      The Company is engaged in research and development activities. The Company, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York, has developed disposable non-invasive and minimally invasive medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease. The collaboration with MSSM concluded in October 2000 and the Company's development efforts are ongoing. In May 2001, the Company received clearance from the FDA to market and distribute its Cardiac View Probe in the United States. The Company expects to commence marketing activities, beginning with post FDA clearance marketing studies, as soon as practical.

      Liquidity, Capital Resources

      The Company's activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001. At February 28, 2001, the Company has approximately $5,816,000 in cash and approximately $5,264,000 in working capital which the Company believes is adequate to support its planned operations for the coming year and that thereafter it will be required to raise additional capital. See - Factors That May Affect Future Results.

      Plan of Operations

      The Company's plan of operations for the fiscal year beginning March 1, 2001 includes pursuit of FDA clearance for the Cardiac View Probe (which clearance was received from the FDA in May 2001) and the Cardiac View Surface Coil; conduct of regulatory and reimbursement studies associated with gaining optimal reimbursement for the Company's product(s) and conduct of post FDA clearance marketing studies to develop clinical experience that will be useful to the Company's marketing efforts.

In addition, the Company expects to open a new executive, sales and marketing and development facility in the greater Boston area and to hire, not sooner than the second fiscal quarter, sales and marketing, administrative and additional development personnel. In total, the Company's plans would increase the total headcount by approximately 10 or more people, depending on the pace of developments.

      As a result of the above factors, the Company expects its spending to increase in the fiscal year beginning March 1, 2001 as it invests in sales and marketing activities and builds administrative and other resources to support the business. The extent of such increase will depend, in part, on developments during the year. The Company believes that its cash and working capital at February 28, 2001 ($5,816,000 and $5,264,000, respectively) are adequate to meet the Company's planned spending for the current fiscal year. Depending on the results of the Company's activities in the current fiscal year, the Company expects that it would require additional financing sometime in the subsequent fiscal year.

      Results of Operations -

      Operations for the fiscal year ended February 28, 2001 resulted in a net loss of approximately $1,921,000, and utilized approximately $1,819,000 of cash, principally in connection with the Company's product development activities as well as in business development, regulatory matters and preparations for marketing. Research and development costs totaled approximately $752,000 including approximately $125,000 related to the collaborative agreement with MSSM and approximately $200,000 related to the development arrangement with MedSource. General and administrative costs were approximately $863,000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items. Operations for the fiscal year ended February 28, 2001 also includes a non-cash charge associated with stock options granted to certain consultants including three who are members of management for approximately $464,000 (see Note 5 to Consolidated Financial Statements, Item 7.) and a credit for the reversal of approximately $20,000 of liabilities related to the Company's discontinued MAGNA-SL business.

      Operations for the fiscal year ended February 29, 2000 resulted in a net loss of approximately $1,035,000, and utilized approximately $836,000 of cash, principally in connection with the Company's development activities under The Cardiac MRI Initiative as well as business development. Research and development costs totaled approximately $686,000 including approximately $425,000 related to the collaborative agreement with MSSM. General and administrative costs were approximately $291,000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items. Operations for the fiscal year ended February 29, 2000 also includes a non-cash charge associated with stock options granted to certain consultants who are members of management for approximately $107,000 (see Note 5 to Consolidated Financial Statements,
Item 7.) and a credit for the reversal of approximately $47,000 of liabilities related to the Company's discontinued MAGNA-SL business. See - Factors That May Affect Future Results.

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                            20

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                     21

         CONSOLIDATED STATEMENTS OF OPERATIONS                          22

         CONSOLIDATED STATEMENTS OF CASH FLOWS                          23

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
             EQUITY                                                     24

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   25 - 31

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.:

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended February 28, 2001 and February 29, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2001, and the consolidated results of their operations and their cash flows for the years ended February 28, 2001 and February 29, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
May 3, 2001

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2001

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  5,816,000
  Other current assets - prepaids and deposits                                 82,000
                                                                         ------------
       Total current assets                                                 5,898,000

PROPERTY AND EQUIPMENT, net, and all other                                      5,000
                                                                         ------------

                                                                         $  5,903,000
                                                                         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                      $    379,000
  Accrued expenses and other current liabilities                              255,000
                                                                         ------------
       Total current liabilities                                              634,000
                                                                         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share, 100,000,000 shares authorized, 70,278,140 shares issued
     and outstanding                                                           70,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued
     and 380,798 shares outstanding                                             1,000
  Capital in excess of par value                                           24,576,000
  Accumulated deficit                                                     (19,378,000)
                                                                         ------------
       Total stockholders' equity                                           5,269,000
                                                                         ------------

                                                                         $  5,903,000
                                                                         ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 28, 2001 and February 29, 2000

                                                        2001                   2000
                                                        ----                   ----
REVENUES                                        $          0           $          0
                                                ------------           ------------

OPERATING EXPENSES:
  Selling, general and administrative                863,000                291,000
  Stock compensation charge                          464,000                107,000
  Research and development                           752,000                686,000
                                                ------------           ------------
                                                   2,079,000              1,084,000
                                                ------------           ------------

LOSS FROM OPERATIONS                              (2,079,000)            (1,084,000)
                                                ------------           ------------

OTHER INCOME
  Gain from disposition of liabilities                20,000                 47,000
  Interest and other income, net                     138,000                  2,000
                                                ------------           ------------
                                                     158,000                 49,000
                                                ------------           ------------

NET LOSS                                        $ (1,921,000)          $ (1,035,000)
                                                ============           ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              45,918,000             23,306,000
                                                ============           ============

NET LOSS PER SHARE, basic and diluted           $      (0.04)          $      (0.04)
                                                ============           ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 28, 2001 and February 29, 2000

                                                                                2001                  2000
                                                                                ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(1,921,000)          $(1,035,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                                464,000               107,000
    Depreciation and amortization                                              4,000                 4,000
    Gain from disposition of liabilities                                     (20,000)              (47,000)
    Changes in operating assets and liabilities:
     Other current assets - prepaids and deposits                             48,000              (130,000)
     Accounts payable and other current liabilities                         (394,000)              265,000
                                                                         -----------           -----------

NET CASH USED IN OPERATING ACTIVITIES                                     (1,819,000)             (836,000)
                                                                         -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                               0                     0
                                                                         -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock and options exercised                                     6,913,000             2,248,000
  Costs of stock issued                                                     (678,000)             (144,000)
  All other, net                                                              28,000                     0
  Bridge notes and other non-current liabilities                                   0                37,000
                                                                         -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  6,263,000             2,141,000
                                                                         -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  4,444,000             1,305,000

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                        1,372,000                67,000
                                                                         -----------           -----------

  End of year                                                            $ 5,816,000           $ 1,372,000
                                                                         ===========           ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
Common stock issued to settle accounts payable and bridge loans          $    37,000           $        --
                                                                         ===========           ===========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               Years Ended February 28, 2001 and February 29, 2000

                                                        Common Stock
                                 --------------------------------------------------------    Capital in
                                           Class A                        Class B              Excess
                                 ---------------------------    -------------------------      of Par        Accumulated
                                   Shares          Amount         Shares          Amount        Value          Deficit
                                 ---------------------------    --------------------------------------------------------
BALANCES, February 28, 1999      21,662,350         21,000        738,317           1,000     15,649,000     (16,422,000)

CONVERT B SHARES TO A                 3,283             --         (3,283)             --             --              --

PRIVATE PLACEMENT                 9,145,454          9,000             --              --      2,239,000              --

COSTS OF PRIVATE
  PLACEMENT                              --             --             --              --       (320,000)             --

STOCK COMPENSATION                       --             --             --              --        107,000              --

NET LOSS                                 --             --             --              --             --      (1,035,000)
                                 ---------------------------------------------------------------------------------------

BALANCES, February 29, 2000      30,811,087      $  30,000        735,034       $   1,000   $ 17,675,000    $(17,457,000)

PRIVATE PLACEMENT                 6,921,907          7,000             --              --      1,516,000              --

NOGA SHARE PURCHASES             25,000,001         25,000             --              --      5,225,000              --

PLACEMENT/NOGA OPTIONS            7,000,000          7,000             --              --        133,000              --

LIABILITIES SETTLED IN STOCK        190,909          1,000             --              --         37,000              --

COSTS OF STOCK ISSUED                    --             --             --              --       (502,000)             --

STOCK COMPENSATION                       --             --             --              --        464,000              --

CONVERT B TO A SHARES               354,236             --       (354,236)             --             --              --

ALL OTHER, NET                           --             --             --              --         28,000              --

NET LOSS                                 --             --             --              --             --      (1,921,000)
                                 ---------------------------------------------------------------------------------------

BALANCES, February 28, 2001      70,278,140      $  70,000        380,798       $   1,000   $ 24,576,000    $(19,378,000)
                                 =======================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research and development activities. The Company, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York, has developed and is developing, disposable non-invasive and minimally invasive medical devices for use in increasing the effectiveness of Magnetic Resonance Imaging ("MRI") for the detection and definitive diagnosis of Coronary Artery Disease. In May 2001, the Company received clearance from the U. S. Food and Drug Administration ("FDA") to market its Cardiac View Probe in the United States.

The Company's activities have been supported largely by equity financings including nearly $7,000,000 raised in the fiscal year ended February 28, 2001. At February 28, 2001, the Company has approximately $5,816,000 in cash and approximately $5,264,000 in working capital which the Company believes is adequate to support its planned operations for the coming year.

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

Property and Equipment - Property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the declining balance method as follows:

                                                         Estimated
                       Asset                            Useful life
                       -----                            -----------

                  Machinery and equipment                5-7 years
                  Purchased software                       5 years

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share was the same for the fiscal years ended February 28, 2001 and February 29, 2000.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2001.

Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less then the carrying amount of the asset. An impairment loss is the difference by which the carrying amount of an asset exceeds its fair value.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

NOTE 3 - DEVELOPMENT ACTIVITIES: CARDIOVASCULAR INSTITUTE OF THE MOUNT SINAI SCHOOL OF MEDICINE COLLABORATION; SUBMISSION OF DEVELOPED PRODUCTS TO THE FDA; FORMATION OF CLINICAL FOCUS GROUP:

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM"). This collaboration, entered into in May 1997, has resulted in the development of two products, Cardiac View Probe and Cardiac View Surface Coil and a prototype of another product, Artery View. Such products are devoted to utilizing MRI in cardiac arterial imaging. The Artery View product is still under development by the Company. In February 2001 and March 2001, the Company submitted 510(K) notifications to the FDA for the Cardiac View Probe and the Cardiac View Surface Coil. In May 2001, the Company received clearance from the FDA to market its Cardiac View Probe in the United States.

Under the agreement with MSSM, the Company made payments totaling $1,500,000 including $600,000 in the fiscal year ended February 28, 2001 and $300,000 in the fiscal year ended February 29, 2000. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

The Company accrued for the cost of the collaboration with MSSM as research and development expense monthly, based upon the originally scheduled annual payments from August 1997 to July 31, 2000. For the fiscal year ended February 28, 2001, $125,000 was charged to operations and no amounts remain unpaid at that date. For the fiscal year ended February 29, 2000, $425,000 was charged to operations and approximately $475,000 was included in accrued expenses at February 29, 2000.

On March 1, 2001, the Company paid Covance Health Economics and Outcomes Services, Inc. ("Covance") an initial $42,500 retainer for the engagement of Covance to perform a regulatory reimbursement study for the Company.

In March 2001, the Company retained Eminent Research Systems, Inc. to form a Clinical Focus Group of physicians to perform post FDA clearance marketing studies to develop the clinical information needed by physicians to help facilitate adoption of the Company's products and technology in their practices.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at February 28, 2001 consists of the following:

     Machinery and equipment                                          $ 360,000
     Purchased software                                                  49,000
                                                                      ---------
                                                                        409,000
     Less accumulated depreciation and amortization and write-downs    (404,000)
                                                                      ---------
                                                                      $   5,000
                                                                      =========

NOTE 5 - STOCKHOLDERS' EQUITY:

General and Description of Class A and Class B Common Stock - The Company was incorporated on February 22, 1991 in the State of New York and commenced operations on February 10, 1992. On September 28, 2000, the shareholders of the Company approved the amendment of the Company's Amended Certificate of Incorporation to increase the authorized shares of Class A common stock from 40,000,000 to 100,000,000.

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

The Company's activities have been funded principally by the financing arrangements that are described below.

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

1995 Private Placement - During the year ended February 28, 1995, the Company made a private placement of an aggregate of $1.65 million principal amount of notes payable and five year warrants to purchase 825,000 shares of Class A common stock. Approximately $400,000 of such notes was repaid and the remaining $1,250,000 face amount of notes, together with accrued interest, warrants to purchase 625,000 shares of common stock and an additional cash payment were converted into 625,000 shares of common stock of the Company. The remaining warrants to purchase 200,000 shares at, initially, $2.85 per share, expired unexercised.

1996 Public Offering of Class A Common Stock and Warrants - In January 1996, the Company completed the public offering of 1,850,000 shares of Class A common stock and 925,000 Class E Warrants (which expired unexercised in December 2000) sold through an underwriter. The offering yielded gross proceeds of $5.8 million (approximately $4.6 million net of offering discounts and expenses). The net proceeds were used to pay down certain indebtedness and to fund working capital and other requirements of the Company's production and sale of its first product, the MAGNA-SL.

1998/1999 Private Placement of Common Stock - In December 1997 the Company completed the offering of 15,072,000 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $1,884,000. In May 1999, the Company completed the private placement of 2,413,667 shares of class A common stock to a group of accredited investors for gross proceeds of approximately $362,050. The proceeds were used to advance the Cardiac MRI Initiative and the plan of restructuring outlined in Note 8.

2000/2001 Private Placement of Common Stock - In the fourth quarter of the fiscal year ended February 29, 2000, the Company entered into two agreements to provide it with an aggregate of $5,000,000 in new equity plus the option, as amended, to raise an additional $5,000,000 on the same basis (plus $140,000 through a commitment to exercise options granted in connection with the agreements). Through the fiscal year ended February 28, 2001, the Company raised an aggregate of approximately $9,131,000 under these agreements and options including approximately $2,218,000 in the fiscal year ended February 28, 2000 and approximately $6,913,000 in the fiscal year ended February 28, 2001. These transactions are described below.

From December 1999 through February 29, 2000, the Company raised $1,468,000 of proceeds from the issuance of 6,672,727 shares of Class A common stock under a $2,000,000 private placement to accredited investors. During the year ended February 28, 2001, the offering was increased and an additional approximately $1,009,000 of proceeds was raised from the issuance of 4,649,180 shares of Class A common stock under this placement.

Separately, pursuant to an agreement entered into in December 1999, Noga Investments in Technology, Ltd. ("Noga") made a non-refundable $250,000 deposit with the Company toward a proposed investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a ten-month period ending in October 2000 (as amended in May and July 2000). The agreement, as amended, called for additional investments of $500,000 prior to February 29, 2000 and the remaining $2,250,000 prior to September 30, 2000. Such investments have been made. Upon completion of these investments, Noga received Class A common shares for the aggregate $350,000 of non-refundable deposits (the original $250,000 plus an additional $100,000 in May 2000). Under the agreement, Noga was granted the option to purchase such additional number of shares as would be necessary to satisfy minimum capital requirements for listing on Nasdaq SmallCap, at $0.22 per share prior to July 27, 2000, (the "Listing Option") as well as the option discussed in the next paragraph.

In connection with both transactions, the Company granted options to purchase 7,000,000 shares of Class A common stock at $0.02 per share ($140,000 in the aggregate), 3,500,000 to an officer of the Company and 3,500,000 to Noga, both of which have been exercised during the fiscal year ended February 28, 2001. Additionally, the Company has agreed to certain representation on its Board of Directors. Certain fees and costs have been paid in connection with the amounts raised.

In July 2000, in exchange for new investment undertakings by Noga, the Company and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors has been made, leaving a remaining commitment of $1,500,000 by an officer of the Company which has not been made by the deadline, as amended, in March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment and the Board of Directors decided to accept such offer.

Other Common Stock Issued - During the year ended February 28, 2001, the Company reached agreement with one vendor and with the holders of bridge loans made to the Company in September 1999 to settle those obligations, which aggregated approximately $37,000, for an aggregate 190,909 shares of Class A common stock.

Stock Options and Warrants - In December 1992, the Company adopted its 1992 Stock Option Plan (the "Stock Option Plan") which, as amended on September 28, 2000, provides for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 14,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Stock Option Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

Stock option activity for the years ended February 28, 2001 and February 29, 2000 is as follows:

                                              2001                               2000
                                  ---------------------------------------------------------------
                                     Shares                             Shares
                                      Under                             Under
                                     Option           Price             Option         Price
                                  ---------------------------------------------------------------
          Beginning                6,247,500       $0.22 - 0.25        1,222,500        $0.25
          Canceled/expired                --                 --               --           --
          Granted                  7,205,000       $0.25 - 0.49        5,025,000        $0.22
                                  ---------------------------------------------------------------

          End                     13,452,500       $0.22 - 0.49        6,247,500     $0.22 - 0.25
                                  ===============================================================

During the fiscal year ended February 28, 2001, the Company entered into a consulting agreement with one Director under which that Director was granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share vesting over two years and exercisable for five years. Generally accepted accounting principles require that the Company record a charge to compensation for such options. Based upon a calculation utilizing Black Scholes methodology, the Company has recorded a charge to fiscal 2001 operations of $350,000.

In March 2000, the Company entered into a contract with an investor relations firm and agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The options vest as follows: 120,000 in March 2000 and 160,000 in November 2000. The warrants result in a charge to compensation over the period of service. Based upon a calculation utilizing Black Scholes methodology, the Company has recorded a charge to fiscal 2001 operations of $87,000.

Options granted to three consultants resulted in a charge to compensation expense of $27,000 and $107,000 in the fiscal years ended February 28, 2001 and February 29, 2000, respectively, based upon a calculation utilizing Black Scholes methodology.

See also, Note 5 - Stockholders' Equity; 2000/2001 Private Placement of Common Stock for disclosure of options granted to and exercised by an officer in connection with a financing.

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 8,589,000 and 4,247,500 were exercisable at February 28, 2001 and February 29, 2000, respectively.

Pro-forma information - The Company complies with the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for option grants under the Company's stock option plan to employee and non-employee directors. Had compensation cost for the Company's stock option plan been determined on the fair value at the date of grant of awards in the years ended February 28, 2001 and February 29, 2000 consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have increased to the pro-forma amounts indicated below:

                                                                              2001                     2000
                                                                              ----                     ----
          Net loss, as reported                                          $  (1,921,000)          $  (1,035,000)
          Net loss, pro-forma                                            $  (2,138,000)          $  (1,174,000)
          Loss per common share, basic and diluted, as reported          $       (0.04)          $       (0.04)
          Loss per common share, basic and diluted, pro-forma            $       (0.05)          $       (0.05)

The fair value of each option grant under SFAS 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility of 219% and 140% in fiscal 2001 and 2000, respectively.

NOTE 6 - INCOME TAXES:

At February 28, 2001, the Company had net operating loss carryforwards of approximately $18.6 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $6.2 million of federal and $1.7 million of state deferred tax assets at February 28, 2001. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

A change in the ownership of a majority of the fair market value of the Company's common stock could delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such a change may have occurred in 1993 at a time when net operating losses (subject to limitation) were less than $2 million. The Company believes that other issuances of stock, including a significant issuance of common stock in December 1997 and again in 2000/2001, may also have triggered additional changes and new limitations.

Such carryforwards and credits expire between 2007 and 2021.

NOTE 7 - OTHER MATTERS:

Prepaids and deposits - Prepaids and deposits of $82,000 included in the accompanying consolidated balance sheet at February 28, 2001 consists principally of amounts on deposit with the Company's outsourced manufacturer. This amount will be deducted from the final billings due to this vendor. Billings from this vendor for work performed during the year ended February 28, 2001 and February 29, 2000 were approximately $200,000 and $106,000, respectively.

Intellectual Property Rights - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements. The Company, through its officers, has filed various patent applications in connection with devices and processes related to the Cardiac MRI Initiative and such officers have agreed to assign such patents, should they issue, to the Company.

Rent Expense - Rent expense for the years ended February 28, 2001 and February 29, 2000 was approximately $45,000 and $48,000 including storage charges for inventories and other assets.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - The Company has multi-year consulting/employment agreements with its Chairman and its Chief Executive Officer which call for defined compensation, eligibility for annual bonuses, reimbursement for expenses and payments in the event of termination.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - From commencement of operations on February 10, 1992 until 1997, the Company developed, received FDA clearance (1994), manufactured and marketed the MAGNA-SL, an MRI machine devoted to orthopedic purposes. The Company's efforts to market and sell the MAGNA-SL equipment did not generate sufficient revenues to sustain the Company's planned operations and, as such, in February 1997, the Company commenced a plan of restructuring to reposition itself into its current activities. The Company recorded a restructuring charge of $1,489,000 in February 1997, including approximately $1,264,000 for asset impairments and $225,000 for early cancellation of leases and other costs.

In October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program to reduce its recorded liabilities. Under this program, creditors were contacted and offered the opportunity to settle liabilities due them for substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner. At February 28, 2001, approximately $215,000 remains in accruals and accounts payable pending resolution or write-off, including approximately $32,000 related to the restructuring accrual. During the fiscal years ended February 28, 2001 and February 29, 2000, the Company did not utilize any of the restructuring accrual. Periodically, the Company evaluates this remaining liability and adjusts it based upon its evaluation of the likelihood of remaining exposure. Such adjustments are included in other income in the consolidated statements of operations and totaled $20,000 and $47,000 in the years ended February 28, 2001 and February 29, 2000, respectively.

The Company has a recorded liability to one vendor for approximately $22,000 and, rather than settle, this vendor continued to invoice the Company for additional items that were never received and for interest charges, and now claims it is owed in excess of $150,000. The Company, in consultation with counsel, disputes this claim.

Litigation - The Company knows of no pending litigation against it although there are some unpaid judgments against the Company for various claims that the Company believes do not exceed $40,000.

The Company is also exposed to potential litigation from agreements entered into in connection with its discontinued business activities. Some of these agreements are summarized below.

      Agreement with Elscint - In June 1996, the Company and Elscint Ltd., ("Elscint") entered into an agreement for Elscint to manufacture the MAGNA-SL for sale in defined territories. Elscint paid the Company a non-refundable deposit of $250,000, purchased components from the Company and had other efforts in preparation for the activities of the agreement. Elscint informed the Company in November 1996 and May 1998 of its belief that the Company was in default of the agreement. The Company has had no contact with Elscint since the General Electric Company acquired their business in 1998.

      Product Liability - The Company does not maintain product liability coverage for the MAGNA-SL nor is it aware of any product liability claims.

      Notes Payable - During the fiscal year ended February 28, 1998 the Company repaid approximately $62,000 of a $75,000 promissory note payable to a shareholder which was originally due on March 15, 1997 together with interest at prime plus 2% per annum. No payments of interest or principal have been made since that time, as it believes the shareholder has accepted the partial payment as full settlement.

The Company has not recorded liabilities for any contingencies that could arise from these agreements, as it cannot estimate an amount of liability, if any.

Item 8: Changes in and Disagreement with Accountants.

                  NONE

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16

       (a) of the Exchange Act:

       The Company's Directors and executive officers are as follows:

         Name                     Age        Positions with the Company
         ----                     ---        --------------------------

Daniel M. Mulvena (3)             53    Chairman of the Board and Director
John R. Geisel                    56    Chief Executive Officer and Director
Lawrence A. Minkoff, Ph.D. (3)    52    Director, President and Chief Scientific
                                         Officer
J. M. Feldman (1)(3)              57    Vice President and Director
Allen Perres                      49    Vice President
Kenneth C. Riscica                47    Treasurer and Secretary
Jonathan Adereth (2)              53    Director
Joel Kanter (1)(2)                44    Director
Seymour Kessler (1)(2)(3)         69    Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee
(3)   Member of Executive Committee

      Daniel M. Mulvena has been the Company's Chairman since March 1998 and a consultant to the Company since February 1997. Additionally Mr. Mulvena was Chief Executive Officer of the Company from March 1998 until January 1, 2001. Mr. Mulvena devotes such time as is necessary to the business and affairs of the Company. Mr. Mulvena is Chairman of the Board of EcoCath, Inc., a publicly traded medical technology company and serves as a consultant to and/or on the Boards of several privately-held and publicly-held medical technology companies including publicly-held companies Thoratec Laboratories, Inc., Zoll Medical Corporation and Cambridge Heart. Mr. Mulvena is the principal owner of Commodore Associates, a private firm providing consulting services to medical technology companies.

      Mr. Mulvena has served in various capacities at Boston Scientific Corporation, a publicly traded corporation that manufactures and sells minimally invasive medical products ("BSC"), from 1992 through 1995 including as Vice-President and General Manager and ultimately as Group Vice-President Cardio/Cardiology responsible for Mansfield, Cardiac Assist and Mansfield Electrophysiology Divisions of BSC. From 1989 through 1991, Mr. Mulvena was Chairman, President and Chief Executive Officer of, and from 1991 through 1992 was a consultant to, Lithox Systems, Inc., a developer and manufacturer of medical devices. From 1984 to 1989, Mr. Mulvena served as President of Bard Implants and Bard Cardiosurgery, all divisions of C.R. Bard, Inc. C.R. Bard, Inc. is a leading worldwide manufacturer of medical devices. Mr. Mulvena has served as Co-Chairman of the Board of Directors of Life Medical Sciences, a publicly traded corporation engaged in the research and development of technologies for use in medical applications.

John R. Geisel has been Chief Executive Officer of the Company since January 1, 2001. Mr. Geisel, 56, most recently served as Chief Executive Officer of Cadent Medical Corporation, an early-stage medical device company focused on developing personal, wearable defibrillators for patients who are at risk of sudden cardiac arrest. Cadent was acquired in June 2000 by Cardiac Science, Inc. of Irvine, California.

From 1988 to 1998, Mr. Geisel served as President of Datex-Engstrom, a U.S. subsidiary of a Finnish manufacturer of anesthesia monitors. From 1986-1988, Mr. Geisel worked at Puritan-Bennett, a global manufacturer of respiratory care products, and was promoted to General Manager of the company's Spirometer & Monitor division in 1987. Mr. Geisel also held positions in sales and sales management at Nellcor, a start-up company that developed the market for pulse oximetry monitors and sensors. Mr. Geisel started his career in the medical industry with the Hewlett-Packard Medical Products Group, where he held various positions in marketing and sales.

      Lawrence A. Minkoff, Ph.D., a founder of the Company, is presently the Company's President and Chief Scientific Officer and has also served as its Chairman of the Board and Chief Executive Officer from inception in February 1991 until March 1998. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of MRL. MRL is a shareholder of the Company and prior to the formation of the Company conducted the development activities relating to certain of the Company's technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of its Board of Directors from January 1985 to February 1989.

      Kenneth C. Riscica has served as Treasurer and Secretary of the Company since September 28, 2000 and as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997 and Assistant Secretary from September 1994 through April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to the Company. Currently, Mr. Riscica devotes such time as is required to the financial affairs of the Company. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies. From October 1997 until April 1999, Mr. Riscica was Vice President - Finance, Chief Financial Officer of BCAM International, Inc., a publicly traded medical footwear company. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in various positions including Partner in Charge of an Enterprise Services group from 1987 until 1992.

      Allen Perres, has been Vice President of the Company since November 1999. Mr. Perres devotes such time as is requested of him by the Company in connection with financing and strategic matters. For more than the last five years, Mr. Perres has been employed as a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium sized companies.

      J. M. Feldman, has been a Vice President and Director of the Company since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage industry.

      Jonathan Adereth has served as a Director and strategic consultant to the Company since July 2000. Mr. Adereth was CEO and President of Elscint Ltd., a New York Stock Exchange traded medical imaging company, from 1994 until 1998. Prior to that he was involved in progressively more responsible positions within Elscint since his joining that firm in 1972. In 1998 the assets of Elscint were sold to Marconi Medical Inc. and to GE Medical Systems. Mr. Adereth is currently a partner of InnoMed Venture Capital, a member of the Jerusalem Global Ventures, Chairman of the Board and CEO of Carmel Biosensors Ltd. and a Director at Medivision - Ophthalmic Imaging Systems Ltd. and at Eliav - Oncology Imaging Systems Ltd. He is also founder and a major shareholder of Techbridge Medical Ltd., a worldwide network for distribution of medical products developed in Israel. In addition, Mr. Adereth acts as a strategic consultant to a number of High Tech Medical Equipment companies in Israel, including Ultraguide Ltd. and Smartlight Ltd.

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

      Seymour Kessler, D.P.M. has served as a Director of the Company since January 2000. For more than the past five years Dr. Kessler has been a Managing Director of RKP Capital Partners, LLC a private investment bank specializing in small to medium size companies. Dr. Kessler received his Doctorate of Podiatric Medicine from Illinois College of Podiatric Medicine in 1954 and has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. Dr. Kessler is the developer of the "Kessler/Wilson Osteotomy", a minimally invasive surgery and a co-founder and past president of the Academy of Foot and Ankle Surgery. Dr. Kessler has served as CEO of Princeton Dental Management Corp. and as a member of the Board of Directors of several banks in the Chicago area. He has also served as a Director of RealShares, Inc. and NASD member firm.

      All Directors of the Company are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. See also "Item 12 Certain Relationships and Related Transactions."

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

Item 10: Executive Compensation.

      The following tables set forth certain information relating to compensation paid or accrued by the Company for the past three fiscal years to its Chief Executive Officer and its executive officers whose cash paid compensation exceeded $100,000 for the year ended February 28, 2001 (the "Named Executive

Officers"). Only those columns which call for information applicable to the Company or the Named Executive Officers for the periods indicated have been included in such tables.

Summary Compensation Table

                                                                                                Long Term
                                             Year          Annual                              Compensation
                                             Ended      Compensation                             Options/
Name & Principal Position                   Feb. 28      Salary ($)          Bonus ($)           SAR (#)
-------------------------                   -------      ----------          ---------           -------
Daniel Mulvena, Chairman of the Board,       2001        $185,000(a)            --                 --
Chief Executive Officer                      2000         $106,765              --              1,300,000
                                             1999         $114,757              --                 --

John R. Geisel, Chief Executive Officer      2001         33,333(b)             --              3,900,000

Lawrence A. Minkoff, Ph.D., President
and Chief Scientific Officer                 2001         $195,000                                 --
                                             2000        $125,833(c)        $100,000(c)         2,200,000
                                             1999         $112,000              --                 --
J. M. Feldman, Vice President and
Director                                     2001         $256,500              --                75,000
                                             2000            --                 --                75,000
                                             1999            --                 --                 --
Kenneth C. Riscica, Treasurer and
Secretary                                    2001         $129,625              --                 --
                                             2000          $61,550              --              1,000,000
                                             1999          $41,400              --                 --

Allen Perres, Vice President                 2001          $84,000          $100,000               --
                                             2000          $80,000              --              3,500,000
                                             1999            --                 --                 --

-------------

(a) In addition, Mr. Mulvena was paid approximately $68,256 during the fiscal year ended February 28, 2001 for services of marketing and operations consultants retained to assist the Company with operating, regulatory and pre-market activities.
(b) Mr. Geisel began employment with the Company on January 1, 2001 at an annual salary of $200,000 and the amount reflected in the above table reflects two months' compensation.
(c) During the fiscal year ended February 29, 2000, Dr. Minkoff's salary was adjusted from $112,000 per annum to $195,000 per annum and he was awarded a performance bonus of $100,000, which was paid during May 2000.

Option/SAR Grants in Last Fiscal Year

      The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers of the Company.

Individual Grants

                                                         % of Total
                                                        Options/SARs
                                      Options/           Granted to     Exercise or
                                        SARs            Employees in     Base Price
Name                                 Granted(#)         Fiscal Year      ($/share)      Expiration Date
----                                 ----------         -----------      ---------      ---------------
Daniel M. Mulvena                        --                 --              --                --

John R. Geisel                        3,900,000             54%            $0.25       975,000, 12/31/06
                                                                                       975,000, 12/31/07
                                                                                       975,000, 12/31/08
                                                                                       975,000, 12/31/09

Lawrence A. Minkoff, Ph. D.              --                 --              --                --

J.R. Feldman                           75,000                1%            $0.25           12/31/05

Allen Perres                             --                 --              --                --

Kenneth C. Riscica                       --                 --              --                --

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

      The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 2001 and the value of unexercised options held by them at the fiscal year-ended February 28, 2001.

                                                                                     Value of Unexercised
                                                                   Number of             In-the Money
                                    Shares                        Unexercised            Options/SARs
                                   Acquired                   Options/SARs at F/Y       at F/Y End ($)
                                  on Exercise      Value      End (#) Exercisable/       Exercisable/
Name                                  (#)       Realized($)      Unexercisable         Unexercisable(1)
----                                  ---       -----------      -------------         ----------------
Daniel M. Mulvena                      0            $0         1,150,000/400,000       $195,500/$68,000

John R. Geisel                         0            $0            0/3,900,000             $0/$546,000

Lawrence A. Minkoff, Ph. D.            0            $0         1,850,000/600,000       $315,500/$102,000

J.R. Feldman                           0            $0             150,000/0              $23,250/$ 0

Allen Perres                       3,500,000    $1,287,000             0                     $0/$0

Kenneth C. Riscica                     0            $0          874,166/313,332        $146,500/$53,000

---------------
(1) Based on a closing bid price of $0.39 per share of Class A Common Stock on February 28, 2001, less the exercise price.

Employment Agreements

      The Company has a consulting agreement with Mr. Mulvena and an employment agreement with Mr. Geisel. Under the consulting agreement with Mr. Mulvena, he is to be paid $1,700 per day of consulting time for him or for associates he brings to the service of the Company. The agreement extends through April 1, 2004. In additional, Mr. Mulvena is reimbursed for his medical insurance and reasonable expenses incurred on behalf of the Company and contains provisions for payments in the event of termination (one prior years' fees). Mr. Mulvena is eligible for an annual bonus. Effective January 1, 2001, the Company has entered into a four year employment agreement with Mr. Geisel calling for annual salary of $200,000, reimbursement of medical insurance and reasonable expenses and contains provisions for payments in the event of termination. Mr. Geisel is eligible for an annual bonus of up to 40% of his base compensation based upon annually set objectives. Dr. Minkoff is employed by the Company pursuant to a November 1999 agreement calling for compensation at the rate of $195,000 commencing at January 1, 2000 and he received a performance bonus of $100,000 in the fiscal year ended February 29, 2000, which was paid in May 2000. Mr. Minkoff is reimbursed for expenses incurred on behalf of the Company and is eligible for and annual bonus. Mr. Riscica provide services to the Company pursuant agreement with Riscica Associates, Inc., as amended in November 1999, which call for payment based upon time expended on the affairs of the Company at the rate of $1,000 per day, reimbursement for expenditures made on behalf of the Company, eligibility for annual bonus and certain payments in the event of termination. Mr. Perres is compensated based upon a base salary and incentive compensation related to their efforts in raising capital for the Company. Mr. Feldman is compensated based upon his efforts related to raising capital for the Company. See "Certain Relationships and Related Transactions."

Directors' Compensation

      Beginning on January 1, 2001, the Company pays its Directors who do not receive ongoing compensation from the Company, a retainer of $10,000 in annual cash compensation (payable quarterly) for attendance at Board and committee meetings. In addition, the Company has a consulting agreement with Mr. Adereth to provide strategic marketing and management consulting to the Company at the rate of $4,000 per month, adjusted for certain additional time which is billed at $500 per day. Mr. Adereth is also reimbursed for expenses incurred on behalf of the Company and is entitled to certain payments in the event of early termination. In addition, Mr. Adereth was awarded options to purchase 2,500,000 shares of Class A common stock at $0.49 per share vesting in six-month increments from July 2000 through July 2002. Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

      During each of the fiscal years ended February 28, 2001 and February 29, 2000 Mssrs. Feldman, Kanter and Kessler were each granted options to purchase 75,000 shares at $0.25 and 75,000 at $0.22, respectively, and Mr. Rosenthal (who served as a Director until September 28, 2000) was granted an option to purchase 300,000 and 225,000 shares, at $0.22 and $0.25, respectively, prior to November 16, 2004 and September 19, 2005, respectively. Such options are fully vested.

Item 11: Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information regarding the beneficial ownership of the Company's Class A and Class B Common Stock as of May 10, 2001 for (i) each of the Company's directors and the executive officers named in the Summary Compensation Table, (ii) each person known by the Company to own beneficially 5% or more of the outstanding shares of any class of its voting securities and (iii) all directors and executive officers as a group.

                                                                                     Percentage
                                                                                      of Total
                                                       Number of                     Class A and
                                          Class of     Shares           Percent         Class B      Percentage of
Name and Address                          Common       Beneficially        of        Common Stock    Total Voting
of Beneficial Owner (1)                   Stock (2)    Owned(3)         Class(3)         (3)         Power (2)(3)
-----------------------                   ---------    --------         --------         ---         ------------
Daniel M. Mulvena  (4)(5)                 Class A        1,150,000        1.6%          1.6%             1.6%

Lawrence A. Minkoff, Ph.D. (4)(5)         Class A        1,850,000        2.6%
                                          Class B          238,915       62.7%
                                                           -------
                                                         2,088,915                      2.9%             4.1%
                                                         ---------

Allen Perres (4)(5)                       Class A        3,500,000        4.7%          4.7%             4.6%

Joel Kanter (4)(5)(6)                     Class A        1,616,754        2.3%          2.3%             2.2%

Jonathan Adereth (4)(5)                   Class A        1,250,000        1.6%          1.6%             1.6%

Irwin M. Rosenthal (4)(5)(8)              Class A        1,062,848        1.5%          1.5%             1.5%

Kenneth C. Riscica (4)(5)                 Class A         874,166         1.2%          1.2%             1.2%

J.M. Feldman (4)(5)                       Class A         150,000         0.2%          0.2%             0.2%

Seymour Kessler (4)(5)                    Class A         150,000         0.2%          0.2%             0.2%

Noga Investments in Technology Ltd. (7)   Class A        30,772,727      43.8%         43.6%            42.6%

All Executive Officers and Directors as   Class A        10,415,920      13.0%
a Group (7 persons)                       Class B         238,915        62.7%
                                                          -------
                                                                                       13.2%            14.1%

(see following page for notes)
-----------------------------
The information presented in the table above is based solely upon Forms 13D, 13G, 15 and 4 filed by the respective holders under the Securities Exchange Act of 1934 and has not been otherwise independently verified by the Company. To the extent that any required holders have not filed timely reports on such Forms, the Company would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 70,278,140 shares of Class A common stock and 380,798 shares of Class B common stock outstanding at May 10, 2001 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.
(4) The address for Mssrs. Mulvena, Minkoff, Adereth, Perres, Riscica, Feldman, Kessler, Rosenthal and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, #120W, Syosset, NY 11791.
(5) Includes currently exercisable options to purchase the following shares of Class A Common Stock; Mr. Mulvena, 1,150,000, Dr. Minkoff, 1,850,000, Mr. Adereth, 1,250,000, Mr. Riscica

      874,166, Mr. Feldman, 150,000, Mr. Kessler, 150,000, Mr. Rosenthal,
      800,000 and Mr. Kanter, 150,000.
(6) Includes the holding of The Kanter Family Foundation and Windy City Associates to which Mr. Kanter does not have sole voting or investment power.
(7) The address for Noga Investments in Technology Ltd. is 6 Azoran Street, South Industrial Zone, P.O. Box 8471, Netaninya, Israel.
(8) Mr. Rosenthal served as a Director until September 28, 2000. Includes 103,920 shares held by Magar, Inc., of which Mr. Rosenthal is believed to be a stockholder, and to which Mr. Rosenthal does not have sole voting authority.

Item 12: Certain Relationships and Related Transactions

      In December 1999, the Company entered into a letter agreement with Noga Investments in Technology Ltd (successor in interests to Noga Electrotechnica Limited, "Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 to be paid by Noga to the Company as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). According to the letter agreement, as amended, the Company agreed to provide Noga with an option to purchase 3,500,000 shares of the Company's common stock at $0.02 per share and an option (the"Listing Option"), exercisable prior to July 27, 2000, to purchase the number of additional shares that are necessary to satisfy the requirements for listing of the Company's stock on the NASDAQ SmallCap market. The Company also agreed that for a period of two years from the date of this letter agreement, Noga has the right to nominate a number of directors to the Company's board such that the total number of non-Noga nominated directors exceeds the number of Noga-nominated directors by one. Mr. Feldman was designated by Noga as its initial nominee. Additionally, the Company agreed that any payment or withdrawal from the Company's bank account of at least $2,000 requires the approval of Mr. Feldman. In March 2000, the Company and Noga agreed that Noga would not have the right to nominate any additional directors to the Company's Board until the completion of its $3,000,000 financing commitment was completed. The Company has agreed to hold meetings of its board at least once per month or at such intervals as is reasonably acceptable to the Noga-nominated directors.

      In July 2000, in exchange for new investment undertakings by Noga, the Company and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors has been made, leaving a remaining commitment of $1,500,000 by an officer of the Company which has not been made by the deadline, as amended, in March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment and the Board of Directors decided to accept such offer.

      In December 1999, the Company entered into a letter agreement (as subsequently amended) with Mr. Perres, an officer of the Company, in connection with Mr. Perres' assistance in raising financing for the Company in its $2,000,000 private placement. Under the agreement, as amended, the Company agreed to elect Mr. Kessler as a member of its board to fill a vacancy. The Company also agreed to nominate Mr. Perres as a director in the event that Mr. Perres assists the Company in raising funds in excess of $2,000,000 in its private placement. Additionally, the Company has agreed that any increase in the size of its board must be approved by Messrs. Perres and Kessler so long as they are directors. Mr. Perres was invited to join the Board of Directors and has declined the invitation. Under the letter agreement, as amended, the Company agreed to create an Executive Committee consisting of Messrs. Kessler, Minkoff, and Mulvena. The Company agreed to pay Mr. Perres for his services a base salary of

$90,000 per year and to provide him with options to purchase 3,500,000 shares of the Company's common stock at $0.02 per share.

      Mr. Minkoff, a director and officer of the Company, received a performance bonus of $100,000 during fiscal year ended February 29, 2000 which was paid during May 2000. Mr. Perres, an officer of the Company received a performance bonus of $100,000 during the fiscal year ended February 28, 2001. See "Item 10. Executive Compensation for a description of other compensation arrangements with management."

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

Item 13: Exhibits and Reports on Form 8-K

      (A)   Exhibits

            10.43 July 1, 2000 agreement for consulting services between the Company and Jonathan Adereth.
            10.44 Agreement as of November 30, 1999 for consulting services between the Company and Daniel M. Mulvena.
            10.45 Employment agreement as of January 1, 2001 between the Company and John R. Geisel.

      (B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGNA-LAB INC.
Dated: May 25, 2001

                                   By: /s/John R. Geisel
                                       -----------------
                                   John R. Geisel
                                   Chief Executive Officer


                                   By: /s/ Kenneth C. Riscica
                                       ----------------------
                                   Treasurer and Secretary (principal financial
                                   and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                 Date
         ---------                                   -----                                 ----
/s/ Daniel M. Mulvena
------------------------------
    Daniel M. Mulvena                  Chairman of the Board                           May 25, 2001

/s/ John R. Geisel
------------------------------
   John R. Geisel                      Chief Executive Officer                         May 25, 2001
                                       (principal executive officer)
/s/ Lawrence A. Minkoff
------------------------------
   Lawrence A. Minkoff, Ph.D.          President and Chief Scientific Officer          May 25, 2001

/s/ J.M. Feldman
------------------------------
    J.M. Feldman                       Director                                        May 25, 2001

  Jonathan Adereth
------------------------------
   Jonathan Adereth                    Director                                        May 25, 2001

/s/ Joel Kanter
------------------------------
Joel Kanter                            Director                                        May 25, 2001

    Seymour Kessler
------------------------------
    Seymour Kessler                    Director                                        May 25, 2001

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

10.12 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.13 Agreement, dated November 22, 1991, between the Company and John Haytaian, as amended. (1)
10.14 Form of Stock Option Agreement between the Company and each officer and Director of the Company (7)
10.15       Employment Agreement between the Company and Kenneth C. Riscica. (5)
10.16 Form of Consulting Agreement between the Company and D.H. Blair Investment Banking Corp.(3)
10.18 Agreement between Magna-Lab Inc. and Surrey Medical Imaging Systems Limited dated August 23, 1993. Incorporated by reference to Exhibit
            10.18 to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1993 File No. 0-211320)
10.19 Letter Amendment dated December 8, 1993 to Agreement with Surrey Medical Imaging Systems Limited Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993 (File No. 0-21320)
10.19(a) Letter of amendment dated July 11, 1994 to agreement with Surrey Medical Imaging Systems Limited. Incorporated by reference to exhibit 10.20 to the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1994. (File Number 0-21320)
10.20 Foreign Distributorship Agreement and Coordination Foreign Distributor Agreement between Magna-Lab Inc. and Apic-Medarax dated January 22, 1994. (5)
10.20(a) Letter amendment dated September 1, 1994 to Foreign Distributor Agreement dated January 22, 1994. Incorporated by reference to
            Exhibit 10.20(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994. (7)
10.20(b) Letter amendment dated October 20, 1995 to Foreign Distributor Agreement dated January 22, 1994. (7)
10.21 Form of stock option agreement between the Company and each non executive option holder. (5)
10.22 Medical Advisory Board Agreement, dated January 19, 1994, between the Company and Dr. William Abbott. (5)
10.23 Form of Underwriting Agreement, dated March 30, 1993, between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.1 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index.
10.24 Form of Unit Purchase Option, dated April 6, 1993 between the Company and D.H. Blair Investment Banking Corp. Incorporated by reference to Exhibit 1.2 to Amendment No. 2 to the Registration Statement described in notes 1 and 3 to this Exhibit Index
10.25 Form of Warrant Agreement among the Company, D.H. Blair Investment Banking Corp. and American Stock Transfer and Trust Company.(3)
10.26 Placement Agent Agreement, dated as of June 20, 1995, among the Company, the Representative and, for purposes of certain sections, Dreyer & Traub, L.L.P. (7)
10.27 Form of Subscription Agreement, dated as of August 4, 1995, between the Company and Bridge Note investors. (7)
10.28       Lock-up letters from Bridge Note investors. (7)
10.29 Letter Agreements, dated June 19, 1995, between the Company and Class C Warrantholders. (7)
10.30 Letter of Intent, dated November 25, 1995, between the Company and Elscint, Ltd. (7)
10.31 Surrender of Lease agreement dated April 4, 1996 between the Company and Grumman Aerospace Corporation.(8)
10.32 Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.33 Letter amendment to Lease Agreement, dated April 4, 1996, between the Company and Heartland Rental Properties Partnership.(8)
10.34 Note Agreement between the Company and Beta Numerics, Inc. dated April 15, 1996.(8)
10.35 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (9)
10.36       December 6, 1999 letter agreement between the Company and Allen
            Perres (10).

10.37 December 17, 1999 letter agreement between the Company and Noga Investments in Technology Ltd. (successor in interests to Noga Electrotechnica Limited)(10).
10.38 December 20, 1999 letter agreement between the Company and Allen Perres (10).
10.39 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York (10).
10.40 March 7, 2000 letter between the Company and Noga Investments in Technology Ltd. amending certain rights to Board representation
            (10).
10.41 10.41 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York (10).
10.42 July 27, 2000 Letter agreement between the Company, Noga Investments in Technology, Ltd. and Mr. Allen Perres, an officer of the Company(11).
10.43 July 1, 2000 agreement for consulting services between the Company and Jonathan Adereth (filed herewith).
10.44 Agreement as of November 30, 1999 for consulting services between the Company and Daniel M. Mulvena (filed herewith).
10.45 Employment agreement as of January 1, 2001 between the Company and John R. Geisel (filed herewith).

11          Statement re computation of per share earnings. (6)
23.1        Consent of Rothstein Kass & Company, P.C.

----------------------------------

(1) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").
(2) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 1, filed on March 3, 1993, to the S-1.
(3) Incorporated by reference to the correspondingly numbered exhibit to Amendment No. 2, filed on March 25, 1993, to the S-1.
(4) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994 (File No. 0-21320).
(5) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994 (File No. 0-21320).
(6)   Current year not required.
(7) Incorporated by reference to the correspondingly numbered exhibit to the Company's Registration Statement on Form SB-2 (Registration Statement No. 33-96272) filed on August 28, 1995 including Amendment No. 1 filed on October 20, 1995 and Amendment No. 2 filed on December 19, 1995.
(8) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 29, 1996 (File No. 0-21320).
(9) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(9) Incorporated by reference to the correspondingly numbered exhibit to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(10) Incorporated by reference to the correspondingly numbered exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000.