Form 10QSB
period 2001-05-31
MAGNA LAB INC
filed 2001-07-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
   (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: May 31, 2001
                                           ------------

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                          ---------------  -------------------

                         Commission file number 0-21320
                                               --------

                                 Magna-Lab Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

           New York                                      11-3074326
--------------------------------              ----------------------------------
(State or other jurisdiction of                (IRS EmployerIdentification No.)
 incorporation or organization)

                 6800 Jericho Turnpike, #120W, Syosset, NY 11797
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 393-5874
                    -----------------------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 2001

       Class A Common Stock, $.001 Par Value                     70,278,796
    --------------------------------------------            -------------------

       Class B Common Stock, $.001 Par Value                       380,142
    --------------------------------------------            -------------------
                        Class                                       Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION

         Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS                                  2

                  CONSOLIDATED STATEMENTS OF OPERATIONS                        3

                  CONSOLIDATED STATEMENTS OF CASH FLOWS                        4

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY               5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6-7

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                   OF OPERATION                                             8-10

PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            10

SIGNATURES                                                                    11

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                 May 31, 2001 (unaudited) and February 28, 2001

                                                                         May 31,      February 28,
                                                                          2001           2001
                                                                       -----------    -----------
                                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                             $ 5,183,000    $ 5,816,000
 Deposits and prepaid expenses                                             150,000         82,000
                                                                       -----------    -----------
     Total current assets                                                5,333,000      5,898,000

PROPERTY AND EQUIPMENT, net, and all other                                   4,000          5,000
                                                                       -----------    -----------

                                                                       $ 5,337,000    $ 5,903,000
                                                                       ===========    ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                      $   442,000    $   379,000
 Accrued expenses and other current liabilities                            300,000        255,000
                                                                       -----------    -----------
        Total current liabilities                                          742,000        634,000
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, par value $.01 per share, 5,000,000
  shares authorized, no shares issued                                           --             --
 Common stock, Class A, par value $.001 per share,
  100,000,000 shares authorized, 70,278,796 and 70,278,140 shares
  issued and outstanding, respectively                                      70,000         70,000
 Common stock, Class B, par value $.001 per share,
  3,750,000 shares authorized, 1,875,000 shares issued,
  380,142 and 380,798 shares outstanding,  respectively                      1,000          1,000
 Capital in excess of par value                                         24,749,000     24,576,000
 Accumulated deficit                                                   (20,225,000)   (19,378,000)
                                                                       -----------    -----------
        Total stockholders' equity                                       4,595,000      5,269,000
                                                                       -----------    -----------
                                                                       $ 5,337,000    $ 5,903,000
                                                                       ===========    ===========

           See accompanying notes to consolidated financial statements

                         MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three months ended May 31,
                                                                       --------------------------
                                                                           2001           2000
                                                                           ----           ----
REVENUES                                                               $        --    $        --
                                                                       -----------    -----------

COSTS AND EXPENSES:
 Selling, general and administrative                                       460,000        115,000
 Non-cash charge for options/warrants                                      173,000         25,000
 Research and development                                                  273,000        214,000
                                                                       -----------    -----------
                                                                           906,000        354,000
                                                                       -----------    -----------

OTHER INCOME (EXPENSE)
 Other income                                                                   --             --
 Interest expense                                                               --             --
 Interest income                                                            59,000         20,000
                                                                       -----------    -----------
                                                                            59,000         20,000
                                                                       -----------    -----------

NET LOSS                                                               $  (847,000)   $  (334,000)
                                                                       ===========    ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND DILUTED                                   70,659,000     34,963,000
                                                                       ===========    ===========

NET LOSS PER SHARE, BASIC AND DILUTED                                  $     (0.01)   $     (0.01)
                                                                       ===========    ===========

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                                  Three Months ended May 31,
                                                                                  --------------------------
                                                                                      2001           2000
                                                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $  (847,000)   $  (334,000)
                                                                                   -----------    -----------
  Adjustments:
   Depreciation and amortization                                                         1,000          1,000
   Non-cash charge for options/warrants                                                173,000         25,000
  Effect on cash of changes in operating assets and liabilities:
   Deposits and prepaid expenses                                                       (68,000)            --
   Accounts payable and other current liabilities and all other                        108,000       (457.000)
                                                                                   -----------    -----------
           Total adjustments                                                           214,000       (431.000)
                                                                                   -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (633,000)      (765,000)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                      --             --
                                                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                                       --             --
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Class A common shares in private placement to accredited investors            --        982,000
  Receipt of non-refundable deposit from Noga                                               --        100,000
  Cost of private placement                                                                 --       (123,000)
                                                                                   -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   --        959,000
                                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                 (633,000)       194,000
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                                 5,816,000      1,372,000
                                                                                   -----------    -----------
 End of period                                                                     $ 5,183,000    $ 1,566,000
                                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
 Common stock issued to settle account payable                                     $        --    $    18,000
                                                                                   ===========    ===========
 Bridge loans settled with issuance of Class A common stock                        $        --    $    20,000
                                                                                   ===========    ===========

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended May 31, 2001 (unaudited)

                                                    Common Stock
                               --------------------------------------------------------    Capital in
                                        Class A                       Class B                Excess
                               --------------------------------------------------------      of Par       Accumulated
                                 Shares         Amount         Shares          Amount         Value         Deficit
                               ---------------------------------------------------------------------------------------

BALANCES, February 28, 2001     70,278,140   $     70,000        380,798    $      1,000   $ 24,576,000   $(19,378,000)

CONVERT B TO A SHARES                  656             --           (656)             --             --             --

OPTION/WARRANT CHARGE                   --             --             --              --        173,000             --

NET LOSS                                --             --             --              --             --       (847,000)
                               ---------------------------------------------------------------------------------------

BALANCES, May 31, 2001          70,278,796   $     70,000        380,142    $      1,000   $ 24,749,000   $(20,225,000)
                               =======================================================================================

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2001.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has been engaged in research and development activities and, during the quarter ended May 31, 2001 and shortly thereafter, received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for its first two products. These two products, Cardiac View Probe and Cardiac View Surface Coil, are Magnetic Resonance Imaging ("MRI") receiving coils that are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Artery Disease ("CAD"). When the Cardiac View Probe is used in conjunction with the Cardiac View Surface Coil the two products would surround the heart, allowing the generation of additional imaging information.

The Company developed these products, and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The collaboration with MSSM concluded in October 2000 and the Company's development efforts are ongoing. The Company has engaged a third party manufacturer to produce the Cardiac View products and expects to have the first production quality product available near the end of the second quarter of the current fiscal year. The Company expects to commence marketing activities, beginning with post FDA clearance marketing studies, as soon as practical.

The Company's activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001. At May 31, 2001, the Company has approximately $5,183,000 in cash and cash equivalents and approximately $4,591,000 in working capital which the Company believes is adequate to support its planned operations for the coming year and that thereafter, it will be required to raise additional capital.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - DEVELOPMENT ACTIVITIES; SUBMISSION TO/CLEARANCE FROM THE FDA; REIMBURSEMENT STUDY; FORMATION OF CLINICAL FOCUS GROUP:

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator). In February 2001 and March 2001, respectively, the Company submitted 510(K) notifications to the FDA for the Cardiac View Probe and the Cardiac View Surface Coil. In May and June 2001, respectively, the Company received clearance to market its Cardiac View Probe and Cardiac View Surface Coil from the FDA.

For the three months ended May 31, 2000, $75,000 was charged to operations and $300,000 was paid in connection with the collaboration with MSSM. There were no charges and no payment in the quarter ended May 31, 2001 as the collaboration is complete. The Company has also agreed to pay royalties, as defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration. The Company and MSSM are still in discussions to finalize the royalty rate within a defined range.

In March 2001, the Company engaged Covance Health Economics and Outcomes Services, Inc. ("Covance") to perform a regulatory reimbursement study for the Company. Such study was substantially advanced in the first quarter ended May 31, 2001 and the Company is still analyzing the results and formulating its reimbursement strategy.

In March 2001, the Company retained Eminent Research Systems, Inc. to form a Clinical Focus Group of physicians to perform post FDA clearance marketing studies to develop the clinical information needed by physicians to help facilitate adoption of the Company's products and technology in their practices.

NOTE 5 -  PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 2001 are as follows:

  Machinery and equipment                                           $ 360,000
  Purchased software                                                   49,000
                                                                    ---------
                                                                      409,000
  Less: accumulated depreciation and amortization and write-downs    (405,000)
                                                                    ---------
                                                                    $   4,000
                                                                    ---------

NOTE 6 - OTHER MATTERS

Deposit and prepaid expenses - Deposit and prepaid expenses include (a) approximately $67,000 on deposit with the Company's third party manufacturer (b) approximately $47,000 in deposits with Intellectual Property counsel to secure pending applications for foreign patents, (c) approximately $31,000 related to deposits for exhibitor fees and other costs associated with the Company's planned participation in medical meetings later in 2001 and (d) approximately $5,000 in prepaid insurance. The vendor deposit amount will be deducted from the final billings due from this vendor, the remaining items will be charged to expense at the time the underlying events take place (i.e. making patent applications and exhibiting at medical meetings) or through the passage of time (prepaids).

Non cash charge for warrants/options issued to consultants - The non cash charge for warrants/options results from the application of Black Sholes methodology to options granted to non-employee members of management and to warrants granted to an investor relations firm. See Form 10-KSB for the year ended February 28, 2001 for additional information.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Debt Reduction Program - Information regarding the Debt Reduction Program commenced in 1997 is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2001. There has been no material change in the status of such program.

Litigation - The Company knows of no pending litigation against it although there have been some unpaid judgments against the Company for various claims that the Company believes do not exceed $50,000. The Company could be exposed to potential litigation from agreements entered into in connection with its discontinued business activities as further discussed in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2001. The Company has not recorded liabilities for any contingencies that could arise from these agreements as it cannot estimate an amount of liability, if any.

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

      (b) Management's Analysis and Discussion or Plan of Operations -

      Liquidity and Capital Resources

      The Company's activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001. At May 31, 2001, the Company has approximately $5,183,000 in cash and cash equivalents and approximately $4,591,000 in working capital which the Company believes is adequate to support its planned operations for the coming year and that thereafter, it will be required to raise additional capital. See - Factors That May Affect Future Results.

      The Company has agreed to sell up to $1,500,000 of Class A common stock to or at the direction of a principal stockholder, who committed to purchase such amount when an officer of the Company failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share. See "Item 12 - Certain Relationships and Related Transactions" and elsewhere in the Company's Form 10-KSB for the fiscal year ended February 28, 2001 for additional information. Such amount remains unfulfilled at the time of this report.

      Plan of Operations

      The Company has been engaged in research and development activities and, during the quarter ended May 31, 2001 and shortly thereafter, received U.S. marketing clearance from the FDA for its first two products. These two products, Cardiac View Probe and Cardiac View Surface Coil, are Magnetic Resonance Imaging ("MRI") receiving coils that are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Artery Disease ("CAD"). When the Cardiac View Probe is used in conjunction with the Cardiac View Surface Coil the two products would surround the heart, allowing the generation of additional imaging information.

      The Company developed these products and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The collaboration with MSSM concluded in October 2000 and the Company's development efforts are ongoing. The Company has engaged a third party manufacturer to produce these products and expects to have the first production quality product available near the end of the second quarter of the current fiscal year. The Company expects to commence marketing activities, beginning with post FDA clearance marketing studies, as soon as practical.

      The Company's plan of operations for the fiscal year beginning March 1, 2001 includes conducting regulatory and reimbursement studies associated with gaining optimal reimbursement for the Company's product(s) and conducting post FDA clearance marketing studies to develop clinical experience that will be useful to the Company's marketing efforts, continuing development of the intravascular product (Artery View) as well as continuous improvement of the Cardiac View products, opening a new executive, sales and marketing and development facility in the greater Boston area and to hire, not sooner than the second fiscal quarter, sales and marketing, administrative and additional development personnel. In total, the Company's plans would increase the total headcount by approximately 10 or more people, depending on the pace of developments.

      As a result of the above factors, the Company expects its spending to increase during the remainder of the current fiscal year as it invests in clinical marketing studies and sales and marketing activities and builds administrative and other resources to support the development of the business. The extent of such increase will depend, in part, on developments during the year. The Company believes that its cash and cash equivalents and working capital at May 31, 2001 ($5,183,000 and $4,591,000, respectively) are adequate to meet the Company's planned spending for the current fiscal year. Depending on the results of the Company's activities in the current fiscal year, the Company expects that it would require additional financing sometime in the subsequent fiscal year.

      Results of Operations -

      Operations for the three months ended May 31, 2001 resulted in a net loss of approximately $847,000 including approximately $733,000 of operating expenses, $173,000 in non-cash charges for certain warrants and options offset by approximately $59,000 of interest income. Operating expenses of $733,000 increased approximately $404,000 over the same quarter of the prior year. The principal increases were spending in the current quarter on a reimbursement study and clinical planning work (approximately $92,000), attendance as an exhibitor at the annual scientific meeting of the American College of Cardiology in March 2001 and other pre-FDA approval marketing planning efforts (approximately $125,000), costs associated with regulatory matters including FDA submittals and CE marking (approximately $80,000), increased costs associated with the current stage of the Company's Intellectual Property matters (approximately $25,000) and additional personnel and other costs (approximately $82,000). Non-cash charges for certain warrants and options increased $148,000 to $173,000 because of options granted in the second quarter of the prior year to a director/consultant. Such non-cash charges are anticipated to continue in future quarters. Interest income increased approximately $39,000 to approximately $59,000 due to higher cash balances offset by lower rates of return as interest rates have declined. Cash used by operations totaled approximately $633,000 consisting of the loss from operations reduced by the non-cash charges for warrants and options (approximately $173,000) and the increased accounts payable, accruals and other items (approximately $108,000) and reduced by the net increase in deposits and prepaid expenses (approximately $68,000).

      During the three months ended May 31, 2001, the Company made approximately $78,000 in prepayments and deposits in connection with: (a) foreign patent applications ($47,000) and (b) deposits related to medical meetings that are scheduled to take place later in the fiscal year ($31,000). The Company will charge such deposits to expense when such patent work is performed and when such medical meetings take place.

      Operations for the three months ended May 31, 2000 resulted in a net loss of approximately $334,000, principally in connection with the Company's development activities to develop its Cardiac View and Artery View products as well as business development. Research and development costs totaled approximately $214,000 including approximately $75,000 related to the collaborative agreement with MSSM and approximately $60,000 in connection with the collaboration with the Company's outsourced manufacturer. General and administrative costs were approximately $140,000 reflecting management and other operating costs including occupancy, storage and professional fees, among other items and included a non-cash charge of approximately $25,000 for the compensatory element of warrants issued to a consultant. Total costs and expenses of $354,000 were offset by interest income of approximately $20,000. Cash used by operations totaled approximately $765,000 consisting of the loss from operations as well as the general reduction of accounts payable and accrued liabilities, including $300,000 paid to MSSM.

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

      In addition, the Company's business is subject to numerous risk factors including those associated with the medical technology market (which is rapidly changing), general economic conditions, competition, among other risks. In addition the Company is exposed to those risks which are typical of a new business without existing revenues including, but not limited to: dependence on management and key executives, uncertainties of market acceptance, the time and expense of adoption of new technology/products, the need to obtain third party reimbursement for procedures involving the Company's devices at levels the Company considers acceptable, competing with enterprises with greater financial, management, marketing and other resources than the Company, the ability to raise capital on acceptable terms when needed and the ability to recruit necessary human resources when needed.

-------------------------------------

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

                None

      (b) The Company filed the following reports on Form 8-K during the quarter ended May 31, 2001:

                  Date of Report       Items reported
                  --------------       --------------

                  May 22, 2001         Item 5 - Other Events (FDA clearance for
                                                Cardiac View Probe)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAGNA-LAB INC.
                                       ---------------------
                                            (Registrant)


Date: July 13, 2001              By:     /s/ John R. Geisel
                                    -------------------------------------------
                                    John R. Geisel, Chief Executive
                                    Officer (Principal Executive Officer),


                                 By:     /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)