Form 10QSB
period 2001-08-31
MAGNA LAB INC
filed 2001-10-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: August 31, 2001
                                            ---------------

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                         Commission file number 0-21320
                                                -------

                                 Magna-Lab Inc.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

                 New York                            11-3074326
      -------------------------------      -------------------------------
      (State or other jurisdiction of               (IRS Employer
      incorporation or organization)             Identification No.)

                       6 Kimball Lane, Lynnfield, MA 01940
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (781) 246-4884
                           ---------------------------
                           (Issuer's telephone number)

           (formerly 6800 Jericho Turnpike, #120W, Syosset, NY 11791)
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 10, 2001

Class A Common Stock, $.001 Par Value                   71,078,796
-------------------------------------      -------------------------------------

Class B Common Stock, $.001 Par Value                    380,142
-------------------------------------      -------------------------------------
                Class                                     Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                        2

            CONSOLIDATED STATEMENTS OF OPERATIONS                              3

            CONSOLIDATED STATEMENTS OF CASH FLOWS                              4

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                     5

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       6-8

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   9-11

PART II - OTHER INFORMATION

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      12

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                12

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               12

SIGNATURES                                                                    13

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                August 31, 2001 (unaudited) and February 28, 2001

                                                                                       August 31,        February 28,
                                                                                          2001               2001
                                                                                      ------------       ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $  4,551,000       $  5,816,000
  Deposits and prepaid expenses                                                            135,000             82,000
                                                                                      ------------       ------------
     Total current assets                                                                4,686,000          5,898,000

PROPERTY AND EQUIPMENT, net                                                                 38,000              5,000
OTHER ASSETS, Restricted cash                                                               59,000                  0
                                                                                      ------------       ------------

                                                                                      $  4,783,000       $  5,903,000
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $    440,000       $    379,000
  Accrued expenses and other current liabilities                                           276,000            255,000
                                                                                      ------------       ------------
        Total current liabilities                                                          716,000            634,000
                                                                                      ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                        --                 --
  Common stock, Class A, par value $.001 per share,
     120,000,000 shares authorized, 71,078,796 and 70,278,140 shares
     issued and outstanding                                                                 71,000             70,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
     1,875,000 shares issued, 380,142 and 380,798 shares outstanding                         1,000              1,000
  Capital in excess of par value                                                        25,085,000         24,576,000
  Accumulated deficit                                                                  (21,090,000)       (19,378,000)
                                                                                      ------------       ------------
        Total stockholders' equity                                                       4,067,000          5,269,000
                                                                                      ------------       ------------
                                                                                      $  4,783,000       $  5,903,000
                                                                                      ============       ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended                      Six months ended
                                                      August 31,                            August 31,
                                           -------------------------------       -------------------------------
                                               2001               2000               2001               2000
                                           ---------------------------------------------------------------------
REVENUES                                   $         --       $         --       $         --       $         --
                                           ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
  Selling, general and administrative           427,000            157,000            918,000            272,000
  Stock compensation charge                     173,000             25,000            346,000             50,000
  Research and development                      306,000            181,000            547,000            395,000
                                           ------------       ------------       ------------       ------------
                                                906,000            363,000          1,811,000            717,000
                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   --                 --                 --                 --
  Interest income                                40,000             22,000             99,000             42,000
                                           ------------       ------------       ------------       ------------

NET LOSS                                   $   (866,000)      $   (341,000)      $ (1,712,000)      $   (675,000)
                                           ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                           70,900,000         37,500,000         70,800,000         36,200,000
                                           ============       ============       ============       ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                        $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                           ============       ============       ============       ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                       Six Months ended August 31,
                                                                      -----------------------------
                                                                         2001              2000
                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,712,000)      $  (675,000)
                                                                      -----------       -----------
  Adjustments:
    Depreciation and amortization                                           2,000             2,000
    Non-cash charge for options/warrants                                  346,000            50,000
  Effect on cash of changes in operating assets and liabilities:
    Deposits and prepaid expenses                                         (53,000)               --
    Accounts payable and other current liabilities and all other           87,000          (558,000)
                                                                      -----------       -----------
           Total adjustments                                              382,000          (506,000)
                                                                      -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (1,330,000)       (1,181,000)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                    (40,000)               --
    Cash pledged to secure lease                                          (59,000)               --
                                                                      -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                     (99,000)               --
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A common shares in private placement                176,000         1,749,000
    Receipt of prepayment of subscription receivable                           --            70,000
    Receipt of non-refundable deposit from Noga                                --           100,000
    Cost of private placements                                            (12,000)         (302,000)
    Other equity                                                               --            28,000
                                                                      -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       164,000         1,645,000
                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                  (1,265,000)          464,000
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   5,816,000         1,372,000
                                                                      -----------       -----------
  End of period                                                       $ 4,551,000       $ 1,836,000
                                                                      ===========       ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                     $        --       $    18,000
                                                                      ===========       ===========
    Bridge loans settled with issuance of Class A common stock        $        --       $    20,000
                                                                      ===========       ===========

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the six months ended August 31, 2001 (unaudited)

                                                     Common Stock
                                 --------------------------------------------------      Capital in
                                          Class A                    Class B               Excess
                                 --------------------------------------------------        of Par           Accumulated
                                   Shares         Amount       Shares        Amount         Value             Deficit
                                 ---------------------------------------------------------------------------------------
BALANCES, February 28, 2001      70,278,140      $70,000       380,798       $1,000      $ 24,576,000       $(19,378,000)

CONVERT B TO A SHARES                   656           --          (656)          --                --                 --

OPTION/WARRANT CHARGE                    --           --            --           --           346,000                 --

SHARES ISSUED IN PRIVATE
  PLACEMENT                         800,000        1,000            --           --           175,000                 --

COST OF PRIVATE PLACEMENT                --           --            --           --           (12,000)

NET LOSS                                 --           --            --           --                --         (1,712,000)
                                 ---------------------------------------------------------------------------------------

BALANCES, August 31, 2001        71,078,796      $71,000       380,142       $1,000      $ 25,085,000       $(21,090,000)
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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for its first two products. These two products, Cardiac View Probe and Cardiac View Surface Coil, are Magnetic Resonance Imaging ("MRI") receiving coils that are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Artery Disease ("CAD"). When the Cardiac View Probe is used in conjunction with the Cardiac View Surface Coil the two products would surround the heart, allowing the generation of additional imaging information.

The Company developed these products, and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The collaboration with MSSM concluded in October 2000 and the Company's development efforts are ongoing. The Company has engaged a third party manufacturer to produce the Cardiac View products and expects to have the first production quality product available during the third quarter of the current fiscal year. The Company's marketing efforts are expected to include post FDA clearance marketing studies. Discussions are currently under way with several institutions regarding conducting such studies.

The Company's activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001. At August 31, 2001, the Company has approximately $4,551,000 in cash and cash equivalents and approximately $3,970,000 in working capital which, together with remaining investment commitments (see note 7), the Company believes is adequate to support its planned operations for the coming year and that to support operations thereafter, it will be required to raise additional capital.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - DEVELOPMENT ACTIVITIES:

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator). In May and June 2001, respectively, the Company received clearance to market its Cardiac View Probe and Cardiac View Surface Coil from the FDA.

There were no charges or payments for this collaboration in the current fiscal year as it is complete. Operations for the three and six months ended August 31, 2000 include charges of $50,000 and $125,000, respectively, and $450,000 in payments in the six months then ended in connection with this collaboration. The Company has also agreed to pay royalties, within a range defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

In March 2001, the Company engaged Covance Health Economics and Outcomes Services, Inc. ("Covance") to perform a regulatory reimbursement study for the Company. The Company is still analyzing the results and formulating its reimbursement strategy.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 2001 are as follows:

Machinery and equipment                                              $ 400,000
Purchased software                                                      49,000
                                                                     ---------
                                                                       449,000
Less: accumulated depreciation and amortization and write-downs       (411,000)
                                                                     ---------
                                                                     $  38,000
                                                                     ---------

NOTE 6 - OTHER MATTERS

Increase in authorized shares of Class A common stock and shares of Class A common stock available for stock options - On August 21, 2001, the shareholders of the Company approved the amendment of the Company's Amended Certificate of Incorporation to increase the authorized shares of Class A common stock from 100,000,000 to 120,000,000. Also on August 21, 2001, the shareholders of the Company approved the increase in the number of shares of Class A common stock available under the Company's 1992 Stock Option Plan from 14,000,000 to 18,000,000.

Financing matters - The Company has agreed to sell up to $1,500,000 of Class A common stock to or at the direction of a principal stockholder, who committed to purchase such amount when an officer of the Company failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share. During the quarter ended August 31, 2001, the Company sold 800,000 shares aggregating $176,000 under such arrangement.

Deposit and prepaid expenses - Deposit and prepaid expenses include (a) approximately $67,000 on deposit with the Company's third party manufacturer (b) approximately $7,000 in deposits with Intellectual Property counsel to secure pending applications for foreign patents, (c) approximately $56,000 related to deposits for exhibitor fees and other costs associated with the Company's planned participation in medical meetings later in 2001 and (d) approximately $5,000 in prepaid insurance. The vendor deposit amount will be deducted from the final billings due from this vendor, the remaining items will be charged to expense at the time the underlying events take place (i.e. making patent applications and exhibiting at medical meetings) or through the passage of time (prepaids).

Deposits of approximately $25,000 relate to the meeting of the Transcatheter Therapeudics organization scheduled for September 16, 2001 in Washington, DC. Due to events in New York and Washington on September 11, 2001, that meeting was cancelled. It is not yet clear whether the Company will realize a refund or credit from such cancellation.

Non cash charge for warrants/options issued to consultants - The non cash charge for warrants/options results from the application of Black Sholes methodology to options granted to non-employee members of management and to warrants granted to an investor relations firm. See Form 10-KSB for the year ended February 28, 2001 for additional information.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Facility lease; other assets - In August 2001, the Company entered into a sublease for a 5,600 square foot office facility to serve as its headquarters. The sublease calls for payments of $11,700 per month plus a proportionate share of utilities. The lease term extends until June 30, 2004. The Company has provided a letter of credit in favor of its landlord in the amount of $58,500 as security. Such letter of credit is secured by the Company's pledge of $58,500 of cash on deposit at a commercial bank. Such cash is shown as non-current restricted cash in the accompanying consolidated financial statements.

Debt Reduction Program and Litigation - Information regarding the Debt Reduction Program commenced in 1997 and various litigation matters is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2001. There has been no material change in the status of these matters during the quarter ended August 31, 2001.

NOTE 8 - SUBSEQUENT EVENT:

On October 12, 2001 the Company signed an agreement with Brigham and Women's hospital, an affiliate of Harvard Medical School ("BWH") under which BWH has agreed to commence a clinical study of the Company's Cardiac View products. The purpose of the study is to further investigate the clinical utility of using the Company's proprietary MRI coils in diagnosing heart disease. To the extent that BWH concludes to do any non-clinical cases, those would require the completion of a review by the hospital's Institutional Review Board. The Company expects the studies to begin as soon as possible and to take place over a period of six months.

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

      (b) Management's Discussion and Analysis or Plan of Operations -

      Overview

      We have been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the FDA for our first two products. These two products, Cardiac View Probe and Cardiac View Surface Coil, are Magnetic Resonance Imaging ("MRI") receiving coils that are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Artery Disease ("CAD"). When the Cardiac View Probe is used in conjunction with the Cardiac View Surface Coil, the two products would surround the heart, allowing the generation of additional imaging information.

      We developed these products and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The collaboration with Mount Sinai concluded in October 2000 and the Company's development and, in the case of the Cardiac View products, marketing efforts are ongoing. We have engaged a third party manufacturer to produce the Cardiac View products and we currently expect to have the first production quality product available during October 2001. On October 12, 2001 we entered into an agreement with Brigham and Woman's hospital, an affiliate of Harvard Medical School ("BWH"), to perform a clinical study of the Company's Cardiac View products. The purpose of the study is to further investigate the clinical utility of using the Company's proprietary MRI coils in diagnosing heart disease.

      Plan of Operations and Liquidity

      Our plan of operations for the coming twelve months includes initiating post clearance studies at participating healthcare institutions (including BWH, discussed above) to develop clinical experience that is expected to be useful to our marketing efforts, advancing our marketing efforts including exhibiting our Cardiac View products at major medical meetings and developing marketing materials and programs, developing our regulatory and reimbursement strategy aimed at gaining optimal reimbursement for our product(s), continuing development of our intravascular product (Artery View) as well as continuous improvement of the Cardiac View products, hiring, as business developments warrant, sales and marketing, administrative and additional development personnel and investing in our business infrastructure including our new facility in Lynnfield, MA. During this period, we also intend to increase the current level of research and development expenditures as we continue to focus on refining our existing products and developing new products. In total, our plans would increase the total head count by approximately 10 or more people, depending on the pace of developments.

      As a result of the above factors, we expect our spending to increase significantly during the second half of the current fiscal year and the first half of the next fiscal year.

      Cash used by operations during the six months ended August 31, 2001 totaled approximately $1,330,000 and capital expenditures were approximately $99,000 (including cash we pledged to secure a $58,500 letter of credit that secures our sublease in Lynnfield, MA).

      Our activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001 and $176,000 during the six months ended August 31, 2001. At August 31, 2001, Magna-Lab has approximately $4,551,000 in cash and cash equivalents and approximately $3,970,000 in working capital. In addition, we have agreed to sell up to $1,500,000 ($1,324,000 of which is remaining) of Class A common stock to or at the direction of a principal stockholder, who committed to purchase such amount when an officer of Magna-Lab failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share. During the quarter ended August 31, 2001, we sold 800,000 shares for a total $176,000 pursuant to the commitment. See "Item 12 - Certain Relationships and Related Transactions" and elsewhere in the Company's Form 10-KSB for the fiscal year ended February 28, 2001 for additional information.

      We anticipate that our existing cash and working capital at August 31, 2001, together with the remaining investment commitment discussed above, will be sufficient to meet our planned spending for the twelve months following August 31, 2001 and that we will then require additional financing. Should the remaining investment commitment not be made for any reason, we would expect to be able to adjust our spending so that our operations would be expected to continue for the coming twelve months. Our plan of operations and capital requirements are dependent upon a number of factors such as those indicated in "Factors That May Affect Future Results" below.

      Results of Operations -

      Operations for the three and six months ended August 31, 2001 resulted in a net loss of approximately $866,000 and $1,712,000, respectively. Such net loss includes approximately $733,000 and $1,465,000, respectively, of operating expenses and approximately $173,000 and $346,000 in non-cash charges for certain warrants and options, offset somewhat by interest income of approximately $40,000 and $99,000, respectively.

      Operating expenses for the three months ended August 31, 2001 of $733,000 increased approximately $395,000 over the same quarter of the prior year. The principal increases were spending in the current quarter on additional personnel added since the prior year, marketing efforts associated with the Cardiac View products, costs associated with regulatory matters including CE marking, increased costs associated with the current stage of our Intellectual Property matters. Non-cash charges for certain warrants and options increased $148,000 to $173,000 because of the timing of options granted in the prior year to a director/consultant. Such non-cash charges are anticipated to continue in future quarters.

      Operating expenses for the six months ended August 31, 2001 of $1,465,000 increased approximately $798,000 over the same period of the prior year. The principal increases include the factors discussed above as well as spending on a reimbursement study, attendance as an exhibitor at the annual scientific meeting of the American College of Cardiology in March 2001 and costs associated with regulatory matters including FDA submittals. Non-cash charges for certain warrants and options increased $296,000 to $346,000 because of the timing of options granted in the prior year to a director/consultant. Interest income increased approximately $57,000 to approximately $99,000 due to higher cash balances offset by lower rates of return as interest rates have declined.

      During the six months ended August 31, 2001, we made approximately $53,000 in net prepayments and deposits in connection with: (a) foreign patent applications and (b) deposits related to medical meetings that are scheduled to take place later in the fiscal year. We will charge such deposits to expense when such patent work is performed and when such medical meetings take place.

      Factors That May Affect Future Results

      Our future operating results are dependent upon many factors including, but not limited to our ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations when needed, (ii) successfully develop and continuously improve its products and planned products, Cardiac View and Artery View, (iii) successfully accomplish its business development and marketing efforts to commercialize and develop sufficient reimbursement for procedures involving any products developed, (iv) develop relationships with the physician community well as recruit new collaborators necessary to gain wide exposure of the Company's technology, (v) develop products which do not infringe the intellectual property rights of others, (vi) protect its intellectual property rights from infringement by others with patents and other protections, (vii) build the management and human resources and infrastructure necessary to support the growth of its business, (viii) pay its debts including any residual or contingent obligations that may exist relative to its discontinued product, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial, technology and medical markets.

      In addition, our business is subject to numerous risk factors including those associated with the medical technology market (which is rapidly changing), general economic conditions, competition, among other risks. In addition the Company is exposed to those risks which are typical of a new business without existing revenues including, but not limited to: dependence on management and key executives, uncertainties of market acceptance, the time and expense of adoption of new technology/products, the need to obtain third party reimbursement for procedures involving the our devices at levels the Company considers acceptable, competing with enterprises with greater financial, management, marketing and other resources than us, the ability to raise capital on acceptable terms when needed and the ability to recruit necessary human resources when needed.

PART II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

      During the quarter ended August 31, 2001, the Company sold 800,000 shares of class A common stock to a limited number of private investors in consideration for an aggregate of $176,000 in cash. The sales were made pursuant to a prior financing arrangement in which the Company agreed to sell up to $1,500,000 of Class A common stock at $0.22 per share to or at the direction of a principal stockholder and the principal stockholder agreed to purchase such stock on such terms. See Part I Item 2. Management's Discussion and Analysis or Plan of Operations- Plan of Operations. The investors have each represented that they are accredited investors within the meaning of the Securities Act of 1933. The Company believes that the offering is exempt from the registration requirements of such Act by virtue of Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Shareholders

            At its Annual meeting of shareholders held on August 21, 2001 the following matters were brought for a vote of the shareholders:

          Proposal                         Votes for    Votes against   Abstain
          --------                         ---------    -------------   -------
--------------------------------------------------------------------------------
1. Election of Directors

      - Daniel M. Mulvena                  56,703,993      116,275           0
      - John R. Geisel                     56,702,993      117,275           0
      - Lawrence A. Minkoff, Ph.D          56,703,993      116,275           0
      - J. M. Feldman                      56,703,993      116,275           0
      - Jonathan Adereth                   56,703,993      116,275           0
      - Joel Kanter                        56,703,993      116,275           0
      - Seymour Kessler                    56,703,993      116,275           0

2. Approval of a change to the
   Company's Amended and Restated
   Certificate of Incorporation
   increasing the authorized
   shares of  Class A Common Stock
   from 100,000,000 to 120,000,000         56,497,219      297,599      25,450

3. Approval of an increase in the
   number of shares available for
   grant under the Company's 1992
   Stock Option Plan                       39,594,434      625,322      33,150

4. Ratification of the
   appointment of Rothstein Kass &
   Company, P.C. as the
   independent auditors of the
   Company                                 56,694,618       71,250      54,400

Each of the matters voted on were passed by the vote of the shareholders.

Note regarding Class A and Class B common stock - There were 72,182,130 votes eligible to be cast at the meeting. This consisted of 70,278,140 votes attributable to the 70,278,140 shares of Class A Common Stock outstanding (one vote per share) and 1,903,990 votes attributable to the 380,798 shares of Class B Common Stock outstanding (five votes per share).

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.46 Sublease agreement between the Company and WebCT, Inc. regarding lease of office space in Lynnfield, MA.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MAGNA-LAB INC.
                                    --------------------------------------------
                                                  (Registrant)


Date: October 12, 2001           By: /s/ John R. Geisel
                                    --------------------------------------------
                                    John R. Geisel, Chief Executive
                                    Officer (Principal Executive Officer),


                                 By: /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)