Form 10QSB
period 2001-11-30
MAGNA LAB INC
filed 2002-01-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: November 30, 2001
                                      -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________

                         Commission file number 0-21320
                                                -------

                                 Magna-Lab Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                New York                                   11-3074326
      -------------------------------                   -------------------
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                   Identification No.)

                       6 Kimball Lane, Lynnfield, MA 01940
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (781) 246-4884
                           ---------------------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 7, 2002

     Class A Common Stock, $.001 Par Value                     74,078,796
------------------------------------------------          --------------------

     Class B Common Stock, $.001 Par Value                      380,142
------------------------------------------------         ---------------------
                     Class                                       Shares

   Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION
          Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1  - FINANCIAL INFORMATION (UNAUDITED)

          ITEM 1. - FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS                                2

                    CONSOLIDATED STATEMENTS OF OPERATIONS                      3

                    CONSOLIDATED STATEMENTS OF CASH FLOWS                      4

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             5

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS               6-8

          ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATION                                            9-11

PART II - OTHER INFORMATION

          ITEM 2  - CHANGES IN SECURITIES AND USE OF PROCEEDS                 12

          ITEM 6  - EXHIBITS AND REPORTS ON FORM 8K                           12

SIGNATURES                                                                    13

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
               November 30, 2001 (unaudited) and February 28, 2001

                                                                           November 30,       February 28,
                                                                              2001               2001
                                                                           ------------       ------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $  4,443,000       $  5,816,000
  Deposits and prepaid expenses                                                  82,000             82,000
                                                                           ------------       ------------
     Total current assets                                                     4,525,000          5,898,000

PROPERTY AND EQUIPMENT, net                                                      71,000              5,000
OTHER ASSETS, Restricted cash                                                    59,000                  0
                                                                           ------------       ------------

                                                                           $  4,655,000       $  5,903,000
                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $    934,000       $    379,000
  Accrued expenses and other current liabilities                                291,000            255,000
                                                                           ------------       ------------
        Total current liabilities                                             1,225,000            634,000
                                                                           ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                             --                 --
  Common stock, Class A, par value $.001 per share,
     120,000,000 shares authorized, 74,078,796 and 70,278,140 shares
     issued and outstanding                                                      74,000             70,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     380,142 and 380,798 shares outstanding                                       1,000              1,000
  Capital in excess of par value                                             25,869,000         24,576,000
  Accumulated deficit                                                       (22,514,000)       (19,378,000)
                                                                           ------------       ------------
        Total stockholders' equity                                            3,430,000          5,269,000
                                                                           ------------       ------------
                                                                           $  4,655,000       $  5,903,000
                                                                           ============       ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended                    Nine months ended
                                                     November 30,                         November 30,
                                           -------------------------------       -------------------------------
                                               2001               2000               2001               2000
                                           ---------------------------------------------------------------------
REVENUES                                   $         --       $         --       $         --       $         --
                                           ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
  Selling, general and administrative           782,000            263,000          1,712,000            535,000
  Stock compensation charge                     178,000            225,000            525,000            275,000
  Research and development                      493,000            145,000          1,026,000            540,000
                                           ------------       ------------       ------------       ------------
                                              1,453,000            633,000          3,263,000          1,350,000
                                           ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   --                 --                 --                 --
  Interest income                                29,000             39,000            127,000             81,000
                                           ------------       ------------       ------------       ------------

NET LOSS                                   $ (1,424,000)      $   (594,000)      $ (3,136,000)      $ (1,269,000)
                                           ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING,
  BASIC AND DILUTED                          72,500,000         53,985,000         71,100,000         43,995,000
                                           ============       ============       ============       ============

NET LOSS PER SHARE,
   BASIC AND DILUTED                       $      (0.02)      $      (0.01)      $      (0.04)      $      (0.03)
                                           ============       ============       ============       ============

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                           Nine months ended
                                                                              November 30,
                                                                      -----------------------------
                                                                          2001              2000
                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(3,136,000)      $(1,269,000)
                                                                      -----------       -----------
  Adjustments:
    Depreciation and amortization                                           3,000             3,000
    Non-cash charge for options/warrants                                  525,000           275,000
  Effect on cash of changes in operating assets and liabilities:
    Deposits and prepaid expenses                                              --                --
    Accounts payable and other current liabilities and all other          585,000          (557,000)
                                                                      -----------       -----------
           Total adjustments                                            1,113,000          (279,000)
                                                                      -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (2,023,000)       (1,548,000)
                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                    (69,000)               --
    Cash pledged to secure lease                                          (59,000)               --
                                                                      -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                    (128,000)               --
                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of Class A common shares in private placement                836,000           995,000
    Stock subscriptions and deposits collected                                            3,250,000
    Exercise of options                                                                     140,000
    Receipt of prepayment of subscription receivable                           --                --
    Receipt of non-refundable deposit from Noga                                --                --
    Cost of private placements                                            (58,000)         (461,000)
    Other equity                                                               --            28,000
                                                                      -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       778,000         3,952,000
                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                  (1,373,000)        2,404,000
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   5,816,000         1,372,000
                                                                      -----------       -----------
  End of period                                                       $ 4,443,000       $ 3,776,000
                                                                      ===========       ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Common stock issued to settle account payable                     $        --       $    18,000
                                                                      ===========       ===========
    Bridge loans settled with issuance of Class A common stock        $        --       $    20,000
                                                                      ===========       ===========

           See accompanying notes to consolidated financial statements

                          MAGNA-LAB INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the nine months ended November 30, 2001 (unaudited)

                                                      Common Stock
                                 --------------------------------------------------       Capital in
                                          Class A                    Class B                Excess
                                 --------------------------------------------------         of Par           Accumulated
                                   Shares         Amount       Shares        Amount          Value             Deficit
                                 ---------------------------------------------------------------------------------------
BALANCES, February 28, 2001      70,278,140      $70,000       380,798       $1,000      $ 24,576,000       $(19,378,000)

CONVERT B TO A SHARES                   656           --          (656)          --                --                 --

OPTION/WARRANT CHARGE                    --           --            --           --           525,000                 --

SHARES ISSUED IN PRIVATE
  PLACEMENT                       3,800,000        4,000            --           --           832,000                 --

COST OF PRIVATE PLACEMENT                --           --            --           --           (64,000)

NET LOSS                                 --           --            --           --                --         (3,136,000)
                                 ---------------------------------------------------------------------------------------

BALANCES, November 30, 2001      74,078,796      $74,000       380,142       $1,000      $ 25,869,000       $(22,514,000)
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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND CASH REQUIREMENTS:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for its first two products. These two products, Illuminator Probe (formerly called Cardiac View Probe) and Illuminator Surface Coil (formerly called Cardiac View Surface Coil), are Magnetic Resonance Imaging ("MRI") receiving coils that are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Artery Disease ("CAD"). When the Illuminator Probe is used in conjunction with the Illuminator Surface Coil the two products would surround the heart, allowing the generation of additional imaging information.

The Company developed these products, and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine ("MSSM") in New York. The collaboration with MSSM concluded in October 2000 and the Company's development efforts are ongoing. The Company has engaged a third party manufacturer to produce the Illuminator products and the Company has received the initial production quality product during the third quarter ended November 30, 2001. The Company's marketing efforts are expected to include post FDA clearance marketing studies. Discussions are currently under way with several institutions regarding conducting such studies.

The Company's activities have been supported largely by equity financings including approximately $6,913,000 raised in the fiscal year ended February 28, 2001 and approximately $836,000 raised in the nine months ended November 30, 2001. At November 30, 2001, the Company has approximately $4,443,000 in cash and cash equivalents and approximately $3,300,000 in working capital which, together with remaining investment commitments (see note 6), the Company believes is adequate to support its planned operations forthe two quarters following November 30, 2001 and that we will require additional financing to fund our planned operations during the quarter that begins June 1, 2001, unless we conclude to reduce or defer certain planned activities.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share.

NOTE 4 - DEVELOPMENT ACTIVITIES:

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator). In May and June 2001, respectively, the Company received clearance to market its Illuminator Probe and Illuminator Surface Coil from the FDA.

There were no charges or payments for this collaboration in the current fiscal year as it is complete. Operations for the three and nine months ended November 30, 2000 include charges of $0 and $125,000, respectively, and $600,000 in payments in the nine months then ended in connection with this collaboration. The Company has also agreed to pay royalties, within a range defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

In October 2001 the Company signed an agreement with Brigham and Women's hospital, an affiliate of Harvard Medical School ("BWH") under which BWH will conduct a clinical study of the Company's Illuminator products. The purpose of the study is to further investigate the clinical utility of using the Company's proprietary MRI coils in diagnosing heart disease. To the extent that BWH concludes to do any non-clinical cases, those would require the completion of a review by the hospital's Institutional Review Board. The studies began in October 2001 and are expected to take place over a period of six months.

In January 2002, we entered into an agreement with Massachusetts General Hospital, an affiliate of Harvard Medical School, to conduct a study of our intravascular catheter coil to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals. The project is scheduled to begin in January 2002 and to continue for approximately four months.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 2001 are as follows:

      Property and equipment                                           $478,000
      Less: accumulated depreciation and amortization and write-downs  (407,000)
                                                                       --------
                                                                       $ 71,000
                                                                       --------

NOTE 6 - OTHER MATTERS

Increase in authorized shares of Class A common stock and shares of Class A common stock available for stock options - On August 21, 2001, the shareholders of the Company approved the amendment of the Company's Amended Certificate of Incorporation to increase the authorized shares of Class A common stock from 100,000,000 to 120,000,000. Also on August 21, 2001, the shareholders of the Company approved the increase in the number of shares of Class A common stock available under the Company's 1992 Stock Option Plan from 14,000,000 to 18,000,000. During the quarter ended November 30, 2001, options to purchase 1,500,000 shares at $0.28 were granted to an officer and Director of the Company.

Financing matters - The Company has agreed to sell up to $1,500,000 of Class A common stock to or at the direction of a principal stockholder, who committed to purchase such amount when a former officer of the Company failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the former officer's prior commitment, or $.22 per share. During the nine months ended November 30, 2001, the Company sold approximately 3,800,000 shares aggregating $836,000 under such arrangement.

Deposits and prepaid expenses - Deposits and prepaid expenses include principally amounts on deposit with the Company's third party manufacturer. The vendor deposit amount will be deducted from the final billings due from this vendor.

Deposits of approximately $25,000 relating to the meeting of the Transcatheter Therapeutics organization scheduled for September 16, 2001 in Washington, DC were written off in the quarter ended November 30, 2001 as the Company has been unable to determine their realizability. Due to events in New York and Washington on

September 11, 2001, that meeting was cancelled. The Company will continue to pursue a refund or credit from such cancellation.

Non cash charge for warrants/options issued to consultants - The non cash charge for warrants/options results from the application of Black Sholes methodology to options granted to non-employee members of management and to warrants granted to an investor relations firm. See Form 10-KSB for the year ended February 28, 2001 for additional information.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Facility lease; other assets - In August 2001, the Company entered into a sublease for a 5,600 square foot office facility to serve as its headquarters. The sublease calls for payments of approximately $12,000 per month plus a proportionate share of utilities. The lease term extends until June 30, 2004. The Company has provided a letter of credit in favor of its landlord in the amount of approximately $59,000 as security. Such letter of credit is secured by the Company's pledge of approximately $59,000 of cash on deposit at a commercial bank. Such cash is shown as non-current restricted cash in the accompanying consolidated financial statements.

Debt Reduction Program and Litigation - Information regarding the Debt Reduction Program commenced in 1997 and various litigation matters is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2001. There has been no material change in the status of these matters during the nine months ended November 30, 2001.

NOTE 8 - SUBSEQUENT EVENT:

In December 2001, the Company entered into agreements for financial advisory services with two investment banks. Such agreements call for the issuance of 2,000,000 warrants to purchase the Company's common stock at prices from $0.80 to $1.50 during a period extending 18 to 24 months. In addition, the agreements called for a payment upon signing and ongoing fees aggregating approximately $160,000 per year. Such agreements are cancelable upon 45 days notice. Of the warrants granted, 1,000,000 would be forfeited if the Company terminated such agreements in or prior to March 2002. The Company expects to take a charge to operations, in addition to the cash expense, for an amount associated with the warrants over the periods of the agreements.

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

      (b)   Management's Discussion and Analysis or Plan of Operations -

      Overview

      We have been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the FDA for our first two products. These two products, Illuminator Probe(TM) (formerly called Cardiac View Probe) and Illuminator Surface Coil(TM) (formerly called Cardiac View Surface Coil), are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of CAD.

      We developed these products, and another product still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The collaboration with Mount Sinai concluded in October 2000. We have engaged a third party manufacturer to produce the Illuminator products and we received the first production quality product during October 2001. We have no product sales and have incurred net operating losses and negative cash flows since inception. Our marketing efforts are currently focused on establishing clinical studies to further investigate the clinical utility of our products. We established our first such study with Brigham and Women's Hospital, an affiliate of Harvard Medical School, in October 2001. In January 2002, we entered into an agreement with Massachusetts General Hospital, an affiliate of Harvard Medical School, to conduct a study of our intravascular catheter coil to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals.

Plan of Operations and Liquidity

      During the next 12 months, we anticipate that our expenditures will increase significantly as we build the infrastructure and other resources necessary to commercialize our products. During this period, we anticipate that our operations will include the following principal activities:

o Initiating and supporting post clearance marketing studies at participating healthcare institutions.

o     Recruiting sales, additional development and administrative personnel.

o     Engaging in marketing activities and programs.

o Funding and supervising third party manufacturing activities including the build up of inventories.

o Refining our existing products and continuing development of our planned products.

o Establishing infrasturcture and systems necessary to support our planned growth.

o     Developing a comprehensive healthcare reimbursement strategy.

      Our plans would increase our total head count by approximately 10 or more people, depending on the pace of developments.

      During this period, we also intend to increase the current level of research and development expenditures as we continue to focus on refining our existing products and developing new products.

      Our activities have been supported largely by equity financings including approximately $6,913,000 (gross) raised during the fiscal year ended February 28, 2001 and $836,000 (gross) raised during the nine months ended November 30, 2001. At November 30, 2001, we had approximately $4,443,000 in cash and cash equivalents and approximately $3,300,000 in working capital. In addition, we have agreed to sell up to $1,500,000 ($664,000 of which is remaining) of Class A common stock to or at the direction of a principal stockholder, who committed to purchase such amount when a former officer failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share.

      Operating expenses for the three months ended November 30, 2001 increased over the same period of the prior year principally because of additional personnel added since the prior year, marketing efforts associated with the Illuminator products (including participation as an exhibitor at the November 2001 meetings of the American Heart Association and the Radiological Society of North America), costs associated with regulatory matters including CE marking and increased costs associated with the current stage of our Intellectual Property matters among other items. Operating expenses for the nine months ended November 30, 2001 increased over the same period of the prior year principally due to the factors discussed above as well as spending on a reimbursement study, attendance as an exhibitor at the annual scientific meeting of the American College of Cardiology in March 2001 and costs associated with regulatory matters including FDA submittals, among other items.

      Cash used by operations during the nine months ended November 30, 2001 totaled approximately $2,023,000 and capital expenditures were approximately $128,000 (including cash we pledged to secure an approximately $59,000 letter of credit that secures our sublease in Lynnfield, Massachusetts). We expect cash used by operations to increase in the fourth quarter ending February 28, 2002 to pay down a high level of accounts payable at November 30, 2001 as well as a planned higher level of current expenses.

      We anticipate that our existing cash and working capital at November 30, 2001, together with the remaining investment commitment discussed above, will be sufficient to meet our planned spending for the two quarters following November 30, 2001 and that we will require additional financing during the quarter which begins June 1, 2002, unless we conclude to reduce or defer certain planned activities. Should the remaining investment commitment not be made for any reason, we would expect to be able to adjust our spending so that our operations could continue for such period. Our plan of operation and capital requirements are dependent upon a number of factors such as those described below.

      Factors That May Affect Future Results

      Our future operating results are dependent upon many factors including, but not limited to our ability to: (i) obtain sufficient capital or a strategic business arrangement to fund its plan of operations when needed, (ii) successfully develop and continuously improve its products and planned products, Illuminator and Artery View, (iii) successfully accomplish its business development and marketing efforts to commercialize and develop sufficient reimbursement for procedures involving any products developed, (iv) develop relationships with the physician community well as recruit new collaborators necessary to gain wide exposure of the Company's technology, (v) develop products which do not infringe the intellectual property rights of others, (vi) protect its intellectual property rights from infringement by others with patents and other protections, (vii) build the management and human resources and infrastructure necessary to support the growth of its business, (viii) pay its debts including any residual or contingent obligations that may exist relative to its discontinued product, as well as (i) competitive factors and developments beyond the Company's control and (ii) general economic conditions and conditions in the financial, technology and medical markets.

      In addition, our business is subject to numerous risk factors including those associated with the medical technology market (which is rapidly changing), general economic conditions, and competition, among other risks. In addition the Company is exposed to those risks which are typical of a new business without existing revenues including, but not limited to: dependence on management and key executives, uncertainties of market acceptance, the time and expense of adoption of new technology/products, the need to obtain third party reimbursement for procedures involving the our devices at levels the Company considers acceptable, competing with enterprises with greater financial, management, marketing and other resources than us, the ability to raise capital on acceptable terms when needed and the ability to recruit necessary human resources when needed.

----------

PART II - OTHER INFORMATION

Item 2. - Changes in Securities and Use of Proceeds

      During the quarter ended November 30, 2001, the Company sold 3,000,000 shares of class A common stock to a private investor in consideration for an aggregate of $660,000 in cash. The sale was made pursuant to a prior financing arrangement in which the Company agreed to sell up to $1,500,000 of Class A common stock at $0.22 per share to or at the direction of a principal stockholder and the principal stockholder agreed to purchase such stock on such terms. The investor has represented that it is an accredited investor within the meaning of the Securities Act of 1933. The Company paid a fee of $46,200 in connection with this investment. The Company believes that the offering is exempt from the registration requirements of such Act by virtue of Section 4(2) thereof.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

                 None

      (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 2001.

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

                                                 MAGNA-LAB INC.
                                    --------------------------------------------
                                                  (Registrant)


Date: January 11, 2002          By: /s/ John R. Geisel
                                    --------------------------------------------
                                    John R. Geisel, Chief Executive
                                    Officer (Principal Executive Officer),


                                By: /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)