Form 10KSB
period 2002-02-28
MAGNA LAB INC
filed 2002-05-24
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission file number 0-21320
   February 28, 2002.

                                 Magna-Lab Inc.
                 (Name of small business issuer in its charter)

           New York                                          11-3074326
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number
incorporation or organization)

    Six Kimball Lane, Lynnfield, MA                            01940
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number - (781) 246 4774

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

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form |_|

The issuer's revenues for its most recent fiscal year ended February 28, 2002:
                                                                             $0.

The aggregate market value on May 17, 2002 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 10,250,000.

As of May 17, 2002, 74,079,453 shares of Class A Common Stock, $.001 par value, and 379,485 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one) YES |_| NO |X|

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM 1. Description of Business

      Overview

      We are focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging ("MRI") in detection and diagnosis of coronary heart disease ("CHD") including the most deadly form of CHD, coronary artery disease ("CAD"). CAD is believed to be the leading cause of death in the United States and represents a significant portion of healthcare costs. While many tests currently exist that give indications of CAD, currently only invasive catheterization gives a definitive diagnosis. Our first two products, Illuminator Probe and Illuminator Surface Coil, are intended to provide a non-invasive means for imaging the heart and associated structures and vessels. These products are designed to be used in conjunction with existing MRI systems and are intended to significantly enhance the diagnostic image created by MRI.

      Our existing products are non-invasive. Illuminator Probe consists of a probe containing an MRI micro-receiver coil. During the imaging procedure, the physician inserts the probe into the patient's esophagus through the mouth. This positions the probe directly behind the heart for optimal imaging. Illuminator Probe is designed to enable imaging of the aortic arch, descending aorta and coronary vessels. Our Illuminator Surface Coil consists of an MRI receiver coil designed to be placed over the patient's chest for imaging the heart. When the two products are used together, they are designed to "surround" the heart, thereby allowing the generation of additional imaging information.

      The two Illuminator products were approved for marketing by the United States Food and Drug Administration ("FDA") in May and June 2001. In May 2002, we were approved for U.S. marketing for our Illuminator Automatic Tune Box and Interface Cable, an enhancement which improves the efficiency and ease of use of our Illuminator products by automatically tuning the Illuminator coils to the unique dynamics of each patient. We obtained FDA clearance of our Illuminator products using animal studies, and we have only recently begun human imaging studies. Our FDA clearance is presently limited to use of these products with the General Electric 1.5T Signa(R) MRI Systems. Development and regulatory work necessary to request clearance to market our Illuminator products for use with MRI machines produced by Phillips Medical Systems and Siemens Medical is in process. We believe that our products will be most appropriate for MRI machines produced by General Electric, Philips Medical Systems, and Siemens A.G. which are designed for, among other things, cardiac imaging. We believe these companies currently are the leading manufacturers of such machines.

      We are currently engaged in development and regulatory activities necessary to request clearance to market our Illuminator products for use with the products of other manufactures noted above, as well as business development and marketing activities, including developing the sites for clinical human reference studies necessary to bring our products to market. We have not yet sold any of our products. Our marketing efforts are currently focused on establishing clinical studies to further investigate the clinical utility of our products. We established our first such study with Brigham and Women's Hospital, an affiliate of Harvard Medical School, in October 2001. Since our products involve new procedures, data on human patients will be an important factor in achieving acceptance of the use of our products among cardiologists and other members of the medical community.

      In addition to our existing products, we continually seek to develop new products. We are currently developing a minimally invasive device, Artery View, which is designed to permit the cardiologist to see the composition of atherosclerotic plaque. Atherosclerotic plaque is believed to be a cause of CAD. Artery View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic-quality view of the fine structures of the arterial wall and various components of atherosclerotic plaque. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress. We have developed a working prototype of the Artery View catheter and we are currently conducting studies with the device using animals under an Animal Studies Agreement entered into in January 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School.

      Our products have been developed under the direction of Dr. Lawrence A. Minkoff, our President and Chief Scientific Officer, in collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator). The collaboration with Mount Sinai was concluded in October 2000.

      During the past three fiscal years we received an aggregate of approximately $10 million in private equity financing to fund our development and marketing efforts. In January 2001, Mr. John Geisel joined us as Chief Executive Officer.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our current line of business. This enabled us to continue to focus on our core competencies in MRI technology while at the same time addressing a perceived need in cardiology for non-invasive or minimally invasive procedures to aid in detection and diagnosis of CAD.

      Our principal executive offices are located at 6 Kimball Lane, Lynnfield, Massachusetts 01940 where our phone number is (781) 246 4774 and our website is www.magna-lab.com. We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997.

      Our Market

      Over 60 million Americans are reported by the American Heart Association to have active or developing cardiovascular disease. Cardiovascular disease was a primary or contributing factor in 40% of the deaths in the United States in 1999. Coronary Heart Disease ("CHD"), the most deadly form of cardiovascular disease, is the number one killer of Americans, taking approximately one life every minute. Approximately 12,600,000 million Americans have been diagnosed as having CHD of which 7,500,000 have experienced a heart attack.

      Approximately $200 billion is spent annually in America on diagnosis, treatment and follow up of patients with cardiovascular diseases including approximately $58 billion on Coronary Heart Disease, according to the American Heart Association. Within that amount, over $10 billion dollars is spent on approximately 9.8 million advanced diagnostic procedures (stress tests and angiograms) to detect CAD, the single largest subset of Coronary Heart Disease. We believe that over 12 million Americans have been diagnosed as having CAD and that approximately 6 million people visit U.S. hospitals with CAD complaints annually. We believe that approximately 3 million Americans are referred for testing, observation, or treatment. Annually, we believe that approximately 1.5 million people have a heart attack in the United States (approximately one American every 20 seconds) and approximately 500,000 of these die (approximately one American every minute).

      CAD is believed to be the leading cause of death in the United States and a significant factor in United States healthcare costs. Further, recent research by others, including research done by Mount Sinai and others, indicates that "vulnerable" or "unstable plaque" within the coronary arteries may be a cause of sudden massive heart attacks experienced by persons who have not previously exhibited signs of CAD.

      Current Detection Methods for Coronary Artery Disease

      There are a number of techniques and procedures used by physicians to detect, diagnose and select treatment options for CAD. Most invasive techniques, like cardiac catheterization and angiography, carry a risk of complications, such as stroke, heart attack or death. Additionally, stress tests have a risk of heart attack or death. While the risk of complications and adverse consequences is generally less with noninvasive procedures, there are no currently available noninvasive procedures to definitively diagnose CAD. The currently available techniques and procedures are described below.

o Electrocardiography (ECG) - This procedure measures electrical impulses in the heart - a fast, slow or irregular heart beat can be detected. A physician can analyze the rhythm of the heart that triggers each heartbeat, the nerve conduction pathways of the heart and the rate and rhythm of the heart. These results give clues to the condition of the heart including abnormal blood flow and heart rhythms. The test gives some information as to the location, or extent of the damage, but little or no information of blockage.

o Exercise Tolerance Testing (Stress Test) - This test monitors a person's Electrocardiogram (ECG) and blood pressure during exercise. For example, if coronary arteries are partially blocked, the heart may have sufficient blood flow when the person is resting but not during exercise. This test however gives no detail of the location of blockages or the composition of materials creating the blockage.

o X-Ray - Anyone who presents symptoms of coronary disease may be given a chest x-ray from the front and side. X-rays show the shape and size of the heart and abnormalities. The condition of blood vessels is also viewed on x-rays and is helpful in identifying an enlargement of the right ventricle of the heart. This test provides only a gross overview of what may be going on in the heart.

o Computed Tomography (CT) Scan - Newer CT scans can "freeze" the heart and take a 3-D moving picture. This procedure can assess motion abnormalities. Ultra-fast systems can see calcium deposits, the hard plaque in the vessels which is a material associated with blockages. This technique is unable, however, to get pictures of the "vulnerable plaque" in the vessels which some now believe is more likely to break off and cause the more serious and life threatening blockages.

o Echocardiography - This technique uses high frequency ultrasound waves emitted by a recording probe (transducer) and bounced off heart and vessel structures to produce a moving image. A trans-esophageal probe can be passed down the patient's throat to analyze structures at the back of the heart. The test can test heart wall motion, blood volume of each heart beat, thickening of the sac around the heart and the accumulation of fluid between the pericardium and the heart. The images from this technique cannot detect soft tissue or the chemical composition within the vessels.

o Cardiac Catheterization - In this procedure, a thin catheter is inserted through an artery or vein and advanced into the major vessels and heart chambers. Catheters are for either diagnosis or treatment. The catheter often contains a measuring instrument at its tip. Often these catheters are used to measure blood pressure in the major vessels and heart chambers. Blood samples and biopsies may also be taken through the catheter. A subset of the diagnostic catheterization is angiography discussed next.

o Coronary Angiography - A slender catheter is threaded into an artery in the arm or groin toward the heart and into the coronary arteries. A dye is used that is visible on X-ray (flouroscopy). Coronary artery disease is manifested by an irregular or narrowing of the inner wall of the coronary arteries. If coronary artery disease is detected, an angioplasty may be ordered to widen the channel in the artery.

      MRI, also known as nuclear magnetic resonance imaging, is a medical diagnostic imaging procedure which produces images of slices of the body allowing physicians to view the internal human anatomy. MRI has certain advantages over other imaging procedures such as computerized axial tomography (CAT or CT), Positron Emission Tomography and X-ray. MRI does not use X-rays, or any other ionizing radiation as in other nuclear medicine techniques and can produce soft tissue contrast differences many times greater than other procedures. MRI can acquire data in any planar orientation, is not limited to cross sectional slices and provides greater flexibility in imaging a wide variety of pathologies. MRI systems create images by analyzing the behavior of hydrogen atom nuclei in the body. The living body contains a number of hydrogen atoms, mostly in the form of water. MRI systems typically consist of a large magnet, radio signal generators, radio signal receivers (coils) and computer hardware and software. By affecting the alignment and behavior of nuclei using an external magnet and radio waves, MRI systems obtain information and process the information by a computer to create an image of the internal human anatomy which is displayed on a video monitor.

      Because of how it creates images, MRI is particularly effective in imaging soft tissue. Despite its effectiveness in soft tissue imaging, MRI has a number of limitations which have historically prevented it from being used extensively in the diagnosis of CHD. Issues include the difficulty in accessing the heart with a receiver coil because of surrounding organs and bone. Our products are designed to address these limitations by placing a receiver coil in the esophagus directly behind the heart and on the surface of the chest directly over the heart. As a result, we believe that our technology and products should enable MRI to be used more extensively in the detection, diagnosis and as a guide in the treatment of CHD.

      Our Products

      Our products, including products under development, consist of the following:

o Illuminator Probe - A non-invasive approach to definitive diagnosis of coronary artery and other heart diseases. Illuminator Probe is designed to operate in conjunction with existing MRI systems to generate diagnostic quality images of the aortic arch, the descending aorta and the coronary vessels of the heart to advance the definitive diagnosis of CAD. The Illuminator Probe device consists of a transesophegeal MRI micro receiver coil which is introduced to the patient by means of a probe which is inserted down the throat and into the esophagus. Positioning in the esophagus puts the micro receiver coil directly behind the heart for optimal imaging.

o Illuminator Surface Coil - Illuminator Surface Coil consists of a specially designed surface MRI receiver coil that is placed over the patient's chest for imaging the heart. It is intended that when the Illuminator Probe is utilized in conjunction with the Illuminator Surface Coil, the two products would surround the heart allowing the generation of additional imaging information.

o Artery View - Under development, this is a minimally invasive product to permit the cardiologist to see the composition of atherosclerotic plaque that is believed to be a cause of CAD. Artery View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress. We have developed a working prototype of the Artery View catheter and we are currently conducting studies with the device using animals under an Animal Studies Agreement entered into in January 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School. The study with MGH, which is expected to last approximately six months, is designed to assist us refining the device and its use and in determining the course of its further development.

      We incurred research and development expenses of approximately $1,446,000 in the year ended February 28, 2002 and approximately $752,000 in the prior fiscal year.

      Manufacturing

      We believe that there are qualified, established manufacturers of cardiac probes and catheters who can be trained by us to manufacture the Illuminator and Artery View products to our design and specification. Further, we believe that this area of manufacturing, because it includes products that are minimally invasive, has very substantial start-up costs and rigorous government regulation. Accordingly, we presently outsource the manufacturing of our products and we expect to do so for the foreseeable future.

      In 1998, we engaged MedSource Technologies (formerly ACT Medical, Inc.) to assist in the design, validation and initial production of our devices. MedSource is one of the leading contract developers and manufacturers of medical devices. MedSource manufactured and delivered to us the first commercial lot of the Illuminator products in October 2001. We have negotiated and reached agreement in principle regarding pricing and other terms for commercial production of the Illuminator products, however we have not yet signed a written agreement. Our ability to satisfy market demand for the Illuminator products will be dependent, in part, on our ability to establish satisfactory commercial production relationships with MedSource or other contract manufacturers.

      We believe we have carefully followed principles of good manufacturing practice in the design, documentation and validation of our products. We work with the advice of outside regulatory consultants to assure compliance with the accepted standards of documentation that is required to achieve "good manufacturing practices" and ISO certification.

      Marketing and Distribution

      Initially, we plan to focus our marketing effort on the clinical validation of the use of the Illuminator Probe and Illuminator Surface Coil. On October 12, 2001, we entered into a clinical studies agreement with BWH, under which BWH agreed to commence a clinical study of our Illuminator products. The purpose of the study is to further investigate the clinical utility of using our products in diagnosing heart disease. BWH plans to study patients undergoing cardiac MRI studies to obtain anatomic information prior to catheter-based treatment of atrial fibrillation. In addition, BWH plans to study patients undergoing transesophegeal electro-cardiography to compare ease of use as well as comfort, tolerance and diagnostic quality. Imaging of the coronary tree will also be an objective in imaging these patients. To the extent that BWH concludes to perform non-clinical cases, such as healthy volunteers, that would require a review by the hospital's Internal Review Board. The BWH studies began in October and are expected to last approximately one year. While we are in discussions with several healthcare institutions, we have no other clinical validation arrangements at the present time.

      Depending on the success of our marketing studies, we intend to establish our own direct sales force in the United States. The sales force would be made up of experienced sales people from the cardiology field. The key target accounts will be the largest teaching hospitals, larger hospitals in metropolitan areas and active free-standing MRI centers that focus on cardiology. Overseas we anticipate engaging distributors with a proven track record in distributing diagnostic imaging and cardiology devices. We would expect to retain a representative in each international market to manage the development of the business. These representatives would be expected to have technical expertise in the product to assist dealers in clinical and service related issues.

      The results of our work in applying our products to CHD were presented:
(i) in November 2001 to the annual meetings of the American Heart Association and the Radiological Society of North America, (ii) in March 2001 to the Annual Meeting of the American College of Cardiology and (iii) in April 2000 at the meeting of the Society of Magnetic Resonance in Medicine. We intend to continue to attend the major and regional conferences at which our products might have a receptive audience.

      An important aspect or our marketing strategy includes a comprehensive analysis of healthcare reimbursement issues. Reimbursement will largely depend on the demonstrated value and utility of our products. We believe that such value and utility needs to be demonstrated largely through favorable results of our clinical studies which would then be shared with the academic and other bodies that play a role in determining reimbursement. See "Third Party Reimbursement."

      Proprietary Rights and Licenses

      An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual agreements.

      We have filed three patent applications in the United States relative to the proprietary elements of our Illuminator and Artery View products. Such patent applications relate to the application and design of the systems. Efforts to advance such patent applications to the non-U.S. markets, including countries covered by the Patent Cooperation Treaty locations, are in process including the filing of patent applications thereunder. Each of these applications has been filed in the name of Dr. Minkoff, and Dr. Minkoff has assigned his rights to these patent applications to us.

      We cannot assure that our patent applications will result in the issuance of patents or that any patents which result from our applications will not be challenged, invalidated or circumvented. As a result, we could encounter legal and financial difficulties in enforcing our patent rights against alleged infringers. In addition, others could develop technologies or obtain patents which would render our patents obsolete. Although we do not believe patents are the sole determinant in the commercial success of our products, the loss of any of our patents could have a material adverse effect on our business.

      Claims by competitors and other third parties that our products allegedly infringe the patent rights of others could have a material adverse effect on our business. The medical device industry is characterized by frequent and substantial intellectual property litigation. Intellectual property litigation is complex and expensive and the outcome of this type of litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel. An adverse determination in any such proceeding could subject us to significant liabilities or require us to seek licenses from third parties or pay royalties that may be substantial. Furthermore, we cannot assure you that necessary licenses would be available on satisfactory terms, or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products, any of which could have a material adverse effect on our business.

      We also have developed technical knowledge which, although nonpatentable, we consider to be significant in enabling us to compete. However, the proprietary nature of such knowledge may be difficult to protect. We have entered into an agreement with each of our employees and consultants who is involved in our research and development or has access to any of our confidential information prohibiting him or her from disclosing any confidential information or trade secrets. In addition, these agreements provide that any inventions or discoveries relating to our business by any of these individuals made in connection with or as a result of his or her employment with us will be assigned to us and become our sole property. We cannot assure you that these agreements will provide meaningful protection of our proprietary information in the event of unauthorized use or disclosure of this information, nor in the event of a competing claim to this technology by a previous employer of any or our employees or consultants. Furthermore, in the absence of patent protection, we may be exposed to competitors who independently develop equivalent technology or gain access to our knowledge.

Mount Sinai Agreement

      In October 2000, we completed a collaborative research agreement with the Cardiovascular Institute of Mount Sinai and Dr. Valentin Fuster (as principal investigator) devoted to utilizing MRI in cardiac arterial imaging. Under the agreement, we paid Mount Sinai an aggregate of $1,500,000 over three years. The agreement, which was executed in May 1997, was extended to October 2000 in order to recognize the actual performance timing of the work. Under the agreement, we agreed to pay royalties, within a defined range, to Mount Sinai for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

      Governmental Regulation

      FDA Overview

      Our products are medical devices subject to extensive regulation by the FDA under the U.S. Food, Drug, and Cosmetic Act. The FDA's regulations govern, among other things, the following activities:

      o     product development;

      o     product testing;

      o     product manufacturing;

      o     product labeling;

      o     product storage;

      o     premarket clearance or approval;

      o     advertising and promotion; and

      o     product sales and distribution.

      Each medical device that we wish to commercially distribute in the U.S. will likely require either 510(k) clearance or premarket application approval from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution. This is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a "preamendment" class III device (in commercial distribution before May 28, 1976) for which premarket applications have not been called, are placed in Class III requiring premarket application approval.

510(k) Clearance Process. To obtain 510(k) clearance, an applicant must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use and in safety and effectiveness to a "predicate device"--either a previously 510(k) cleared device or a preamendment device for which the FDA has not called for premarket applications. The FDA's 510(k) clearance process usually takes from three to 12 months, but it can last longer. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could even require a premarket application approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the determination, the agency may retroactively require the manufacturer to seek 510(k) clearance or premarket application approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or premarket application approval is obtained.

De Novo Classification. A new procedure for obtaining clearance was added by the Food and Drug Administration Modernization Act of 1997. This procedure is intended for novel but low risk devices. If the FDA denies 510(k) clearance of a device because it is novel and an adequate predicate device does not exist, the "de novo classification" procedure can be invoked to request that the FDA place the device in class I or II despite the absence of a predicate device, based upon reasonable assurance that the device is safe and effective for its intended use. This procedure approximates the level of scrutiny in the 510(k) process but may add several months to the clearance process. If the FDA grants the request, the device is permitted to enter commercial distribution in the same manner as if 510(k) clearance had been granted.

Premarket Application Approval Process. If the FDA denies 510(k) clearance for a product, and denies de novo classification into class I or II, the product is placed in class III and must follow the premarket application approval process, which requires proof of the safety and effectiveness of the device to the FDA's satisfaction. A premarket application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the premarket application review, the FDA will inspect the manufacturer's facilities for compliance with the Quality System Regulation, which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures during the manufacturing process. During the review period, an FDA advisory committee, typically a panel of clinicians, likely will be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel's recommendation is important to the FDA's overall decision making process. After approval of a premarket application, a new premarket application or premarket application supplement is required in the event of a modification to the device, its labeling or its manufacturing process. The premarket application approval pathway is much more costly, lengthy and uncertain. It generally takes from one to three years or longer.

Clinical Studies. A clinical study is generally required to support a premarket application and is sometimes required for a 510(k) premarket notification. For "significant risk" devices, such studies generally require submission of an application for an investigational device exemption. The investigational device exemption application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The investigational device exemption must be approved in advance by the FDA for a specified number of patients. Clinical studies may begin once the investigational device exemption application is approved by the FDA and the appropriate institutional review boards at the study sites. For "nonsignificant risk" devices, one or more institutional review boards must review the study, but submission of an investigational device exemption to the FDA for advance approval is not required. Both types of studies are subject to record keeping, reporting and other investigational device exemption regulation requirements.

Illuminator products. In May and June 2001, we received clearance from the FDA under the 510(k) procedure to market these products in the United States based upon studies performed using animals. In May 2002, we received clearance for our Illuminator Automatic Tune Box and Interface Cable ("ATIB") which is intended for high resolution MRI imaging with the Illuminator products. The function of the ATIB is to tune the receiver coils to the unique characteristics of each patient. Our FDA clearance is presently limited to use of these products with the General Electric 1.5T Signa(R) MRI Systems. We cannot assure you that our Artery View product would receive the same abbreviated regulatory treatment.

Postmarket Regulation

      After the FDA permits a device to enter commercial distribution, numerous regulatory requirements apply. These include the Quality System Regulation; the FDA's general prohibition against promoting products for unapproved or "off-label" uses; and the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

      After the Illuminator products enter commercial distribution, we will be subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

      o     fines, injunctions and civil penalties;

      o     recall or seizure of our products;

      o     issuance of public notices or warnings;

      o operating restrictions, partial suspension or total shutdown of production;

      o refusal of our requests for 510(k) clearance or premarket application approval of new products;

      o withdrawal of 510(k) clearance or premarket application approvals already granted; and criminal prosecution.

      The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us or any of our distributors.

Other Government Regulation

      In the United States, there are federal and state antikickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of medical devices, such as us, and hospitals, physicians and other potential purchasers of medical devices. Other provisions of state and federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payors for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. Although we plan to structure our future business relationships with purchasers of our products to comply with these and other applicable laws, it is possible that some of our business practices in the future could be subject to scrutiny and challenge by federal or state enforcement officials under these laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations.

      Third Party Reimbursement

      In the United States, healthcare providers that purchase medical devices generally rely on third-party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations, to reimburse all or a portion of the cost of the devices as well as any related healthcare services. The Medicare program is funded by the federal government and administered by the Center for Medicare and Medicaid Services, or CMS. The Medicaid program is jointly funded by the federal government and the states and is administered by the states under general federal oversight. Generally, third-party payors, including Medicare and Medicaid, do not cover and reimburse products that have not received FDA clearance.

      FDA clearance does not necessarily result in coverage and reimbursement by third-party payors. The Illuminator products may not be covered under Medicare or Medicaid. A current practices technology code, or CPT code, is necessary to facilitate claims submission. If an existing code is not appropriate, an application for a new code can be made to the American Medical Association. This process can be lengthy, however, typically two or more years before the new code is effective. In the meantime, claims may be submitted using a miscellaneous CPT code.

      Even if a device or medical procedure is covered, reimbursement rates must be adequate for providers to use it routinely. Reimbursement rates vary depending on the third-party payor and individual insurance plan involved, the procedure performed and other factors. During the past several years, the major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs.

      Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the healthcare provider. If the treatment cost is less, the provider is still reimbursed for the entire fixed amount; if it costs more, the provider cannot bill the patient for the difference. Thus, separate payment typically would not be made for the Illuminator products when they are used by hospital inpatients, including those patients who have undergone inpatient surgery. Many private third-party payors and some state Medicaid programs have adopted similar prospective payment systems. In addition, Medicare has implemented prospective payment systems for some services performed in hospital outpatient departments and skilled nursing facilities as well.

      Currently, MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program. The professional and technical components of radiological procedures which are performed in a physician's office or freestanding diagnostic imaging center, and the professional component of radiological procedures performed in a hospital setting, are currently reimbursed on the basis of a relative value scale.

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

      Several payors have increased their emphasis on managed care, leading to greater use of cost-effective medial devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

      We intend to work with healthcare consultants and professional medical societies to help ensure that third-party payors cover and adequately reimburse our products and procedures using our products.

      Furthermore, the federal government and certain state governments are currently considering a number of proposals to reform the Medicare and Medicaid programs. We are unable to evaluate what legislation may be proposed and whether or when any such legislation will be enacted or implemented.

      In countries outside the United Sates, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In some foreign countries, private insurance systems may also offer payments for some therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we will need to seek international and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country or region-by-region basis. We have not yet obtained any international reimbursement approvals. We cannot assure you that we will obtain any such approvals in a timely manner, if at all.

      Competition

      The health care industry in general, and the market for medical and diagnostic devices in particular, is highly competitive and virtually all of the other entities known to us to be engaged in the manufacture of medical and diagnostic devices possess substantially greater resources than us. We will experience competition both from existing technologies and from others who may attempt other approaches to MRI imaging for diagnosis of CHD. The competing technologies that physicians utilize to make diagnoses and select treatment options for CHD include:

o     Electrocardiography (ECG)

o     Stress Tests

o     X-ray

o     Computed Tomography (CT) Scan

o     Echocardiography

o     Cardiac Catheterization

o     Angiography

      There are a number of factors which will determine selection of a particular diagnostic procedure. These include cost/degree of reimbursement, ease and patient comfort, reliability, effectiveness and risk.

      We are aware of certain research activities by others that could be in competition with our products including those described in the following two paragraphs.

      Surgi-Vision is an MRI-based company that has developed products in conjunction with the imaging center at Johns Hopkins Medical Center. We believe that the focus of its efforts is on MRI probes that obtain an image from a variety of bodily structures including the prostate, colon, rectum, lungs, uterine and abdominal areas as well as intravascular catheters. We do not believe that their products will compete with the Illuminator products for screening of heart disease but could compete with Artery View. We believe that Surgi-Vision has a marketing relationship with the General Electric Company.

      We are aware of other MRI intravascular developments at Allegheny University and Stanford University. In both cases the work identified uses much larger diameter catheters which will limit the ability to place the catheters in the smallest vessels. Schneider Division of Boston Scientific Corporation has been issued a patent relating to a small diameter guidewire antenna (receiving coil). The status of this development is unknown.

      We are aware of developments in surface coil improvements for MRI at certain other universities and companies, including General Electric Company. We understand that General Electric has developed and now markets a surface coil for cardiac imaging which includes coils on both the patient's chest and back.

      Product Liability

      Product liability claims relating to our products may be asserted against us. If such claims are asserted against us, there can be no assurance that we will have sufficient resources to defend against any such claim or satisfy any such successful claim. We have product liability insurance related to our current activities in the amount of $3,000,000.

      Human Resources

      At May 17, 2002, we have five full time executive, research and development and administrative employees, three executive officers who devote such time as is necessary to the business, five consultants providing executive, business development, management, regulatory research and marketing services and one part time administrative employee. Our resources are further supported by the design and manufacturing staff at MedSource, our outsourced manufacturer.

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including those identified below. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

      You should carefully consider the risks described below before deciding whether to invest in shares of our common stock. Any investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

      If we do not successfully address any of the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline and you may lose all or part of your investment. We cannot assure you that we will successfully address these risks.

We have incurred significant net losses in the past, our plans call for higher losses in the future, our present working capital is not sufficient for our current plans and we may never achieve or maintain sales or profitability.

      We have incurred significant net losses since our inception and since our transition to a medical device business in 1997. Our net loss was $4,544,000 for the year ended February 28, 2002 and $1,921,000 for the year ended February 28, 2001. Our accumulated deficit since our inception in 1992 was $23,922,000 at February 28, 2002. At February 28, 2002 we had approximately $3,091,000 of cash and $2,374,000 of working capital. This level of funding will not be sufficient to fund our planned operations for the coming twelve months. We received FDA clearance to market our initial products in May and June of 2001 and have not yet sold any of these products. Our plans call for our net loss and negative cash flow to significantly increase during the fiscal year beginning March 1, 2002 Our ability to generate revenue is uncertain and we may never generate sufficient revenue from product sales to achieve or maintain profitable operations. See "Item 6. Management's Discussion and Analysis or Plan of Operations" and "Item 7. Financial Statements."

We are dependent on the Illuminator products for all of our revenue, if any, during the next 12 months.

      Illuminator Probe and Illuminator Surface Coil are our only current products. We expect sales from these products to account for all of our revenue, if any, during the next 12 months. As a result, factors adversely affecting our ability to sell, or the pricing of or demand for, these products could have a material adverse effect on our financial condition and results of operations.

If the Illuminator products do not achieve broad market acceptance among physicians, we will not be able to generate the revenue necessary to support our business.

      Acceptance of the use of the Illuminator products assumes that physicians are willing to use new diagnostic methods to diagnose CHD. We began human imaging using our products in October 2001 and such imaging has been limited. As such, the clinical effectiveness or advantage of our products compared to other diagnostic methods has not yet been demonstrated. Acceptance of our products is dependent first on demonstrating such clinical effectiveness or advantage and then on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products relative to competitive products, and on training physicians in the proper application of our products. We anticipate that a substantial amount of clinical experience and physician education may be required to demonstrate the full capabilities and advantages of our products and to achieve widespread utilization of such products. Physicians may be reluctant to use our products simply because existing methods are already so widely accepted and are based on established technologies. Patients may also be reluctant to have their physicians use new diagnostic methods. In addition, clinical experience may indicate that the Illuminator products cause unexpected complications or other unforeseen negative effects. If, due to any of these factors, the Illuminator products do not receive broad market acceptance among physicians, we will not generate significant revenues. In this event, our business, financial condition and results of operations would be seriously harmed.

If physicians, hospitals and other healthcare providers are unable to obtain coverage and reimbursement from third-party healthcare payors for procedures using the Illuminator products, or if reimbursement is insufficient to cover the costs of purchasing the Illuminator products, we may be unable to generate sufficient sales to support our business.

      Demand for the Illuminator products is likely to depend substantially on the extent to which reimbursement for the cost of the Illuminator products and the procedures in which they are used will be available from government third-party payors such as the Medicare and Medicaid programs in the United States, other government health administration authorities, private health insurers and other organizations. These third-party payors may deny coverage if they determine that a procedure was not reasonable or necessary, was experimental or was used for an unapproved indication. We have not yet obtained any confirmations of reimbursement approvals either for our products or for procedures using our products. Use of our products will involve a diagnostic procedure which is not currently used. While there may be "miscellaneous" MRI reimbursement codes which may, or may not, permit reimbursement for MRI procedures utilizing our products, there is not currently an existing reimbursement code for the incremental cost of our product, which is a single use device. Payors continue to review their coverage policies carefully for existing and new diagnostic methods and can, without notice, deny coverage for procedures that include the use of our products. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors to the extent any such changes affect reimbursement for procedures in which the Illuminator products are used. If physicians, hospitals and other healthcare providers are unable to obtain sufficient coverage and reimbursement from third-party payors for procedures using our products, or if reimbursement is insufficient to cover the cost of purchasing our products, we may be unable to generate sufficient sales to support our business.

      Outside of the United States, reimbursement systems vary significantly by country. Many foreign markets have governmentally managed health care systems that govern reimbursement for new devices and procedures. Some European countries have tightened reimbursement rates.

We have no experience manufacturing our products in commercial quantities and are dependent on an outsourced manufacturer to produce product for us. If we lose this key supplier, or if it does not perform satisfactorily, we may be unable to meet customer orders for our products in a timely manner or within our budget or we may be unable to generate any meaningful revenues at all.

      We have no manufacturing facilities or capabilities of our own. We have engaged MedSource Inc. (formerly ACT Medical Inc.) as our contract manufacturer for our first products. We have worked with MedSource since 1998 on design and manufacturability matters related to our products, and received our first commercial product from them in October 2001. If MedSource were unable to produce our product in sufficient quantities, or in time to meet potential customer schedules, we would likely suffer significant delays in finding and qualifying a new manufacturer. Such delays could result in interruptions in our business for a period of time which could disrupt or destroy our ability to generate meaningful revenue or achieve budgeted cost.

Our experience marketing Illuminator products is limited and may not result in meaningful revenue.

      We have limited experience marketing the Illuminator products directly to end users or otherwise and we do not currently have a sales force. To the extent that we form our own sales force, we will have to hire qualified people and make significant expenditures of money and management resources to develop, educate and expand our sales force. To the extent that we rely on marketing arrangements with others, this may result in a lack of control by us over any or some of the marketing and distribution of such products. Our efforts are, therefore, uncertain to result in meaningful revenues.

We are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, which could restrict the sales and marketing of the Illuminator products and could cause us to incur significant costs.

      In May and June 2001, we received clearance from the FDA to market the Illuminator products in the United States. Our FDA clearance is presently limited to use of these products with General Electric 1.5T Signa(R) MRI Systems. FDA regulations prohibit us from promoting or advertising the Illuminator products, or any other devices that the FDA may clear in the future, for uses not within the scope of our clearances or making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. Noncompliance with applicable regulatory requirements can result in enforcement action which may include recalling products, ceasing product marketing, paying significant fines and penalties, and similar FDA actions which could limit product sales, delay or halt product shipment, delay new product clearance or approval, and adversely affect our operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

      The FDA also requires us to adhere to the Quality System Regulation which covers the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of the Illuminator products. The FDA enforces the Quality System Regulation through inspections. We have never been through a Quality System Regulation inspection, and we cannot assure you that we or any contract manufacturer we may engage would pass. If we or any contract manufacturer we may engage fail a Quality System Regulation inspection, our operations could be disrupted and our manufacturing delayed. Failure to take adequate corrective action in response to a Quality System Regulation inspection could force a shutdown of our manufacturing operations and a recall of the Illuminator products, which would have a material adverse effect on our product sales, financial condition and results of operations.

      We will be required to obtain additional FDA clearances before commercially distributing the Illuminator products for (a) use with MRI machines other than the General Electric 1.5T Signa(R) MRI Systems , (b) other intended uses, (c) significant changes to the product as a result of clinical experience or otherwise or (d) for any other new products that we wish to market. This process can take the form of a 510(k) premarket notification, de novo classification or approval of a premarket application. We may also be required to obtain new 510(k) clearance or supplemental premarket application approval for significant postmarket modifications to the Illuminator products. Each of these processes can be lengthy and expensive. The FDA's 510(k) premarket notification process usually takes from three to 12 months, but may take longer. De novo classification is a somewhat lengthier process and the premarket application approval process is much more costly, lengthy and uncertain. It generally takes from one to three years, or even longer. We cannot assure you that FDA clearance for other intended uses of the Illuminator products, postmarket modifications or new products will be granted. Delays in obtaining further clearances will adversely affect our revenues and profitability.

If we supply products to the market that we must recall, our business could suffer from negative publicity which could seriously impede our ability to generate meaningful revenue in the future.

      Medical device companies periodically have, voluntarily or by request of authorities, had to recall products from the marketplace. In the event that any of our products prove to be defective, we could voluntarily recall, or the FDA could require us to redesign or implement a recall of, any defective product. Any future recalls could result in significant costs to us and significant negative publicity which could harm our ability to market our products in the future.

Use of the Illuminator products entails risk of product liability claims and could result in substantial costs and a diversion of our management's attention and resources in connection with the defense of such matters.

      If a product liability claim or series of claims is brought against us with respect to uninsured liabilities or in excess of our insurance coverage, our business could suffer and this could result in substantial costs and a diversion of our management's attention and resources in connection with the defense of such matters. While we have obtained product liability insurance coverage in the amount of $3,000,000, such coverage may be inadequate to protect us from any liabilities we might incur.

Because we are smaller and have fewer financial resources than most of the companies in the medical device and diagnostic industry, we may not be able to successfully compete in the rapidly-evolving market for medical devices.

      The market for medical devices and diagnostic products is intensely competitive and rapidly evolving. Our products compete against a large number of firms that provide diagnostic products and medical devices. Many of these competitors have longer operating histories, greater name recognition, larger installed user bases and significantly greater financial, technical, marketing and sales resources than we do. As a result, competitors may be able to react more quickly to emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. Further, customers may be reluctant to purchase products from a company that is not widely known and is in its early stage.

      We expect competition to persist and intensify. Competitors could develop or offer products that provide superior performance, ease of use, price or other advantages over those offered by us. In addition, certain of our current competitors may broaden or enhance their offerings to provide products which would compete more effectively with our products. Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

If we cannot obtain additional financing we will not be able to continue our planned operations since our current plans calls for new capital or strategic arrangement before our second quarter ends on August 31, 2002.

      Our available cash and working capital at February 28, 2002 will not be sufficient to meet our cash requirements for the coming year. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. In order to carry out our plan of operation, we will need to raise significant additional financing. We presently have no commitments for such financing and cannot assure investors that we will be successful in obtaining such financing as and when needed, on terms acceptable to us or at all. Any equity financing could be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing on a timely basis, we may be forced to delay, scale back or eliminate some or all of our planned operations. See "Item 6. Management's Discussion and Analysis or Plan of Operation." And "Item 7. Consolidated Financial Statements."

We have a limited number of employees. If we are unable to attract and retain qualified personnel, our ability to compete will be harmed.

      We developed our products during a period when we relied on one full time employee and several consultants and outsourced processes. We now anticipate needing to recruit personnel in sales and marketing, engineering and development and finance and administration. Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees. Competition for such employees in our industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. We may not be able to retain our employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting and retaining skilled personnel, we may not be able to grow at a sufficient rate to attain profitable operations.

If we fail to support our growth in operations, particularly by enhancing our sales and marketing team, our business could suffer.

      Our Illuminator products require a complex sales and marketing effort targeted at physicians and hospitals. Depending on the success of our clinical marketing studies, we will need to expand significantly our sales and marketing team to achieve our sales targets. We will face significant challenges and risks in building and managing our sales and marketing team, including managing geographically dispersed sales efforts and adequately training our sales people in the use and benefits of the Illuminator products. To succeed in the implementation of our business strategy, our management team must rapidly execute our sales and marketing strategy, while continuing our research and development activities and managing anticipated growth by implementing effective planning. Our systems, procedures and controls may not be adequate to support our expected growth in operations.

Our products employ proprietary information and technology which may be difficult to protect and may infringe on the intellectual property rights of third parties. If our intellectual property rights do not adequately protect our products, we may be unable to operate our business profitably or at all.

      We rely on patents (including those under application), trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not adequately protect our rights. Further, companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.

      We cannot assure you that any of our pending patent applications will issue. The U.S. Patent and Trademark Office (PTO) may deny or significantly narrow claims made under patent applications and the issued patents, if any, may not provide us with significant commercial protection. We could incur substantial costs in proceedings before the PTO. These proceedings could result in adverse decisions as to the priority of our inventions. In addition, the laws of some of the countries in which our products are or may be sold may not protect our products and intellectual property to the same extent as U.S. laws, or at all. We may be unable to protect our rights in trade secrets and unpatented proprietary technology in these countries.

      We seek to protect our trade secrets and unpatented proprietary technology, in part, with confidentiality agreements with our employees and consultants. We cannot assure you that these confidentiality agreements will be sufficient to protect our confidential information or that our trade secrets will not otherwise become known to or independently developed by our competitors.

Our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      Our principal shareholder, Noga Investments in Technologies, Ltd., owns approximately 40.5% in the aggregate of our outstanding voting power and our executive officers and directors beneficially own approximately 14.4% of our outstanding voting power. Noga is a party to an agreement which entitled it to designate a specified number of persons to our board of directors until December 2001. Noga has designated two directors. Because of its high level of stock ownership, and Board representation, Noga, or Noga and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval. This concentration of ownership could have the effect of delaying or preventing a change in control of us, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of our common stock. The interests of our executive officers, directors and Noga may differ from the interests of the other stockholders.

Sales of shares, including those underlying our stock options, may depress the price of our common stock.

      Sales of substantial amounts of our common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of our common stock and our ability to raise capital by selling equity securities.

      Also, many of our employees, executives, directors and consultants may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the Securities and Exchange Commission.

      We have outstanding stock options and warrants to purchase an aggregate of 16,862,500 shares of our common stock, approximately 11,500,000 of which are currently exercisable. If any of these currently outstanding options and warrants are exercised such exercise will result in additional outstanding shares of common stock which may, because substantially all of them are registered, be sold in the public market. This presents potential substantial dilution to our current shareholders and may result in a drop in the market price of our common stock.

      We currently have 74,458,938 shares of common stock issued and outstanding, of which approximately 10,000,000 shares may be deemed restricted securities and approximately 32,500,00 shares may be deemed control and/or restricted securities (substantially all of which are held by one stockholder), as those terms are defined in the Securities Act of 1933, as amended. These restricted securities may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Of the approximately 42,500,000 restricted and control shares, approximately 90% are currently eligible for sale pursuant to the volume limitations of Rule 144, and the balance will become eligible for sale under Rule 144 by October 2002. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted securities sell them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably and may not appreciate in value.

      Our shares are traded on the OTC Bulletin Board under the symbol "MAGLA." There is currently no other broadly followed established trading market for our shares. Such an "established trading market" may never develop or be maintained. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

Our corporate charter contains authorized, unissued preferred stock which may inhibit a takeover at a premium price that may be beneficial to you.

      Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of "blank check" preferred stock with designations, rights and preferences that may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common shareholders. The issuance of a new series of preferred stock could be used in certain circumstances as a method of discouraging, delaying or preventing a change in control of us.

Shareholders may not be able to recover damages from our directors and executive officers for actions taken.

      Our certificate of incorporation includes provisions which eliminate the personal liability of our directors and executive officers to the extent permitted by applicable law. As a result, shareholders may be unable to recover damages against our directors and executive officers for actions taken by them which constitute negligence or a violation of some of their fiduciary duties.

Item 2. Description of Property

      We maintain an executive office of approximately 5,600 square feet in Lynnfield, Massachusetts under a sublease executed in August 2001, with monthly rent at approximately $11,700 plus utilities, and expiring on June 30, 2004. In addition, we maintain an administrative and research office in Syosset, New York which we rent on a one year lease basis for approximately $1,200 per month. We conduct our research operations in a laboratory maintained by our Chief Scientific Officer as well as at the facilities of our clinical and collaborative partners and at the premises of MedSource in Newton, Massachusetts.

Item 3. Legal Proceedings

      We are not a party to any material legal proceedings and we are not aware of any such proceedings that may be contemplated by government authorities. We have, however, been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997. To the best of our knowledge, all material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us.

      See Note 8 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2002.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information is the Nasdaq Historical Data service for the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                  Fiscal Year Ended February 28,
                                                        2002           2001
                                                        ----           ----
                                                   High     Low    High     Low
Class A Common Stock:
First Quarter ended  May 31,                       $0.58   $0.20   $1.66   $0.38
Second Quarter ended August 31,                    $0.60   $0.30   $0.84   $0.38
Third Quarter ended November 30,                   $0.47   $0.22   $0.96   $0.34
Fourth Quarter ended February 28,                  $0.35   $0.21   $0.66   $0.13

There is no established public trading market for the Company's Class B Common Stock.

      On May 17, 2002 the closing bid price for the Class A Common Stock was approximately $0.23.

      (b) Recent sales of unregistered securities and related matters -

      The following is a summary of transactions during the preceding three years involving sales of our securities that were not registered under the Securities Act.

      (i) From December 1999 through January 2001, we sold a total of 27,272,729 shares of common stock to Noga Investments in Technologies, Ltd. ("Noga") in consideration for an aggregate cash purchase price of $6,000,000, representing a price of $0.22 per share. As further consideration for these purchases, we also issued to Noga an option to purchase 3,500,000 shares of common stock at $.02 per share. Noga exercised the option in November 2000.

      (ii) From December 1999 through September 2000, we sold a total of 11,321,907 shares of common stock to individual investors in consideration for an aggregate cash purchase price of $2,477,000, representing a price of $0.22 per share. In consideration for assistance in connection with the financing, we issued to Mr. Alan Perres an option to purchase 3,500,000 shares of common stock at an exercise price of $.02 per share. Mr. Perres exercised the option in October 2000.

      (iii) From February 2001 through October 2001, we sold a total of 6,081,818 shares of common stock to individual investors for an aggregate cash purchase price of $1,336,000, representing a price of $0.22 per share. We paid compensation and expenses aggregating $93,520 in connection with these sales.

      We believe that the issuances of the securities referred to in (a), (b) and (c) above were exempt from registration under the Securities Act by virtue of Section 4(2) thereunder. Each of the investors has represented that it is an accredited investor within the meaning of Regulation D under the Securities Act.

      (iv) In May 2000, we sold an aggregate of 190,909 shares of common stock to a vendor and certain lenders in consideration for the cancellation of approximately $37,000 in liabilities, representing a price of approximately $0.19 per share.

      (v) In March 2000, we agreed to issue warrants to purchase 280,000 shares of common stock to The Equity Group, Inc., our investor relations firm, in partial consideration for their services. The option is exercisable at $0.22 per share and expires five years from grant.

      (vi) In July 2000, we issued an option to one of our directors to purchase 2,500,000 shares of common stock at $0.49 per share. The option vests over two years and expires five years from vesting.

      (vii) In January 2001, we issued an option to our Chief Executive Officer to purchase up to 3,900,000 shares of common stock at $0.25 per share. The foregoing options vest over four years and expire five years from vesting. In November 2001, we issued an option to one of our Directors to purchase up to 1,500,000 shares at $0.28 per share, vesting over one year and expiring five years from vesting.

      We believe that the issuances of the securities referred to in (d), (e),
(f) and (g) above were exempt from registration under the Securities Act by virtue of Section 4(2) thereunder. We believe that each of the investors was either accredited or sophisticated. The offerings were conducted privately to a limited number of persons based on preexisting relationships.

      (c) Approximate Number of Equity Stock Holders

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 17, 2002 are approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                         420
Class B Common Stock                                                          31

      (d) Dividends

      We have not paid any cash dividends on our common stock since our formation. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Our board of directors does not presently intend to declare any dividends on our common stock in the foreseeable future. We anticipate that all of our earnings and other resources, if any, will be retained by us for investment in our business.

Item 6. Management's Discussion and Analysis or Plan of Operations

      Overview

      We have been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the FDA for our first two products. Our FDA clearance is currently limited to use with the General Electric 1.5T Signa(R) MRI Systems. These two products, Illuminator Probe and Illuminator Surface Coil, are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of CHD.

      We developed these products and another product (Artery View) still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The collaboration with Mount Sinai concluded in October 2000. We have engaged a third party manufacturer to produce the Illuminator products and have received our initial production quality product. Our marketing efforts are currently focused on establishing clinical studies to further investigate the clinical effectiveness and advantages of our products. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our current line of business. This enabled us to continue to focus on our core competencies in MRI technology while at the same time addressing a perceived need in cardiology for non-invasive or minimally invasive procedures to aid in detection and diagnosis of CHD.

      We have an accumulated deficit at February 28, 2002 of $23,922,000, of which approximately $15,500,000 is attributable to our activities prior to March 1997. Our activities since March 1997 have been funded through private equity financing aggregating approximately $12.2 million.

Plan of Operations and Liquidity

      During the next 12 months, our business plan calls for our expenditures to increase significantly as we advance efforts to complete development and clinical work, build the infrastructure and other resources necessary to commercialize our Illuminator products and develop our Artery View product. During this period, we anticipate that our operations will include the following principal activities:

o Initiating and supporting post clearance marketing studies at participating healthcare institutions.

o Additional development and regulatory work to make our Illuminator products compatible with MRI machines other than the General Electric 1.5T Signa(R) MRI Systems.

o Refining our existing products and continuing development of our planned products.

o     Recruiting sales, additional development and administrative personnel.

o     Engaging in marketing activities and programs.

o Funding and supervising third party manufacturing activities including the build up of inventories.

o Establishing infrastructure and systems necessary to support our planned growth.

o     Developing a comprehensive healthcare reimbursement strategy.

      Our plans would increase our total head count by approximately 10 or more people, depending on the pace of developments.

      Our activities have been supported largely by equity financings including approximately $836,000 raised during the fiscal year ended February 28, 2002 and approximately $6,913,000 raised during the fiscal year ended February 28, 2001. At February 28, 2002, we had approximately $3,091,000 in cash and cash equivalents and approximately $2,374,000 in working capital. In addition, we have agreed to sell a remaining $664,000 of Class A common stock to or at the direction of Noga, our principal stockholder, who committed to purchase such amount when a former officer failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share.

      Cash used by operations and investing activities during the year ended February 28, 2002 totaled approximately $3,503,000 (including capital expenditures of approximately $78,000 and cash we pledged to secure a $58,500 letter of credit that secures our sublease in Lynnfield, Massachusetts).

      We anticipate that our existing cash and working capital at February 28, 2002, together with the remaining investment commitment discussed above, will be sufficient to meet our planned spending through approximately August 31, 2002 and that we will require additional financing to continue beyond then. Should the remaining investment commitment not be made for any reason, we would expect to adjust our spending so that our operations could continue for such period. We presently have no commitments for the additional financing necessary to continue beyond August 31, 2002. If we are unsuccessful in obtaining sufficient financing on a timely basis, we may be forced to delay, scale back or eliminate some or all of our planned operations. Our plan of operation and capital requirements are dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results."

Critical Accounting Principles -

      In response to recent SEC guidance to issuers, we have identified critical accounting principles which affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. They are:

      Going Concern Consideration - Our consolidated financial statements have been prepared assuming we are a "going concern". There can be no assurance that our plans to raise capital, enter into a strategic arrangement or complete commercialization and/or development can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

      Research and Development Costs - Costs of research and development activities, including patent costs, are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory. When we engage in collaborative research arrangements with third parties, we charge such costs over the identifiable milestones, if such milestones exist, over time if that is the more appropriate measure or as payments are made if neither milestones or time are appropriate.

      Accounting for Stock-Based Compensation - We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the related pronouncements.

      Results of Operations -

      Operating expenses for the year ended February 28, 2002 were $4,704,000, compared to $2,079,000 in the prior year.

      Included in operating expenses are stock compensation charges under SFAS No. 123 of $1,009,000 for the year ended February 28, 2002 and $464,000 for the prior year. Such charges result from options and warrants granted to consultants and other non-employees. The increase of $545,000 relates principally to: (i) one consultant being employed mid-year in the prior year and (ii) two financial advisory firms granted warrants in the fourth quarter of the current year. Such charges are anticipated to increase in the first quarter of the fiscal year beginning on March 1, 2002 due to the termination of one financial advisory firm and the resultant acceleration of the remaining estimated $120,000 charge for this agreement. Thereafter, such charges may decrease as the period of amortization of charges for one consultant ends during the second quarter. Such charges would, however, increase if additional options or warrants were granted to consultants that we employ or may employ in the future.

      Of the remaining operating expenses of $3,695,000 for the fiscal year ended February 28, 2002 and $1,615,000 for the fiscal year ended February 28, 2001, the principal components were the following. We employed human resources, both employees and consultants, totaling approximately $1,574,000 in the current fiscal year compared to approximately $776,000 in the prior fiscal year. The increases were in management, engineering, sales and marketing, regulatory and other areas of the business and are expected to continue to increase. We engaged outsourced engineering of approximately $647,000 in the current fiscal year compared to approximately $200,000 in the prior fiscal year, primarily due to the progression of our products from early stage to later stage development and manufacturing engineering. Such expenditures are expected to continue to increase. We incurred expenses for clinical studies, collaborative research, healthcare reimbursement consulting and direct marketing of approximately $425,000 in the current fiscal year compared to collaborative research of approximately $125,000 in the prior year. Such expenditures are expected to increase. We incurred expenses for professional fees, occupancy and insurance totaling approximately $575,000 in the current fiscal year compared to approximately $225,000 in the prior fiscal year. The increase is primarily attributable to (i) higher professional fees associated with contracts and securities matters, patent and trademark matters, regulatory matters and executive recruiting fees, (ii) additional occupancy cost for the second half of the year upon opening the Company's new headquarters and (iii) higher insurance costs associated with products and general liability insurance.

      Other income of $160,000 in the fiscal year ended February 28, 2002 and $158,000 in the fiscal year ended February 28, 2001 consisted principally of interest income. In the fiscal year ended February 28, 2002, we had higher average balances but interest rates were lower so other income was largely unchanged from the prior year.

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                                  25

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                           26

         CONSOLIDATED STATEMENTS OF OPERATIONS                                27

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                28

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY                                                      29

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      30 - 37

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.:

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended February 28, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2002, and the consolidated results of their operations and their cash flows for the years ended February 28, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, significant current and cumulative losses and negative operating and investing cash flows. Further, the Company's cash and working capital positions as of February 28, 2002 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
May 2, 2002

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  3,091,000
  Inventory                                                              20,000
  Other current assets - prepaids and deposits                           79,000
                                                                   ------------
       Total current assets                                           3,190,000

PROPERTY AND EQUIPMENT, net                                              79,000
OTHER ASSETS - Restricted cash                                           59,000
                                                                   ------------

                                                                   $  3,328,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    583,000
  Accrued expenses and other current liabilities                        233,000
                                                                   ------------
       Total current liabilities                                        816,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share,
    120,000,000 shares authorized, 74,079,453 shares issued
    and outstanding                                                      74,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued
    and 379,485 shares outstanding                                        1,000
  Capital in excess of par value                                     26,359,000
  Accumulated deficit                                               (23,922,000)
                                                                   ------------
       Total stockholders' equity                                     2,512,000
                                                                   ------------

                                                                   $  3,328,000
                                                                   ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended February 28, 2002 and 2001

                                                         2002              2001
                                                 ------------      ------------

REVENUES                                         $          0      $          0
                                                 ------------      ------------

OPERATING EXPENSES:
  Selling, general and administrative               2,249,000           863,000
  Stock compensation charge                         1,009,000           464,000
  Research and development                          1,446,000           752,000
                                                 ------------      ------------
                                                    4,704,000         2,079,000
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (4,704,000)       (2,079,000)
                                                 ------------      ------------

OTHER INCOME
  Interest and other income, net                      160,000           158,000
                                                 ------------      ------------

NET LOSS                                         $ (4,544,000)     $ (1,921,000)
                                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                               72,120,000        45,918,000
                                                 ============      ============

NET LOSS PER SHARE, basic and diluted            $      (0.06)     $      (0.04)
                                                 ============      ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended February 28, 2002 and 2001

                                                                         2002           2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(4,544,000)   $(1,921,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                       1,009,000        464,000
    Depreciation and amortization                                      18,000          4,000
    Changes in operating assets and liabilities:
     Inventory and other current assets - prepaids and deposits       (17,000)        48,000
     Accounts payable, accrued expenses and all other                 168,000       (414,000)
                                                                  -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                              (3,366,000)    (1,819,000)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase property and equipment                                     (78,000)             0
  Cash pledged to secure lease                                        (59,000)             0
                                                                  -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                (137,000)             0
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock and options exercised                                836,000      6,913,000
  Costs of stock issued                                               (58,000)      (678,000)
  All other, net                                                            0         28,000
                                                                  -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             778,000      6,263,000
                                                                  -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,725,000)     4,444,000

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                 5,816,000      1,372,000
                                                                  -----------    -----------

  End of year                                                     $ 3,091,000    $ 5,816,000
                                                                  ===========    ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
Common stock issued to settle accounts payable and bridge loans   $        --    $    38,000
                                                                  ===========    ===========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended February 28, 2002 and 2001

                                                  Common Stock
                                 -----------------------------------------------      Capital in
                                         Class A                   Class B              Excess
                                 ----------------------     --------------------        of Par          Accumulated
                                    Shares       Amount      Shares       Amount         Value             Deficit
                                 ----------------------------------------------------------------------------------
BALANCES, February 29, 2000      30,811,087     $30,000      735,034      $1,000     $ 17,675,000      $(17,457,000)

PRIVATE PLACEMENT                 6,921,907       7,000           --          --        1,516,000                --

NOGA SHARE PURCHASES             25,000,001      25,000           --          --        5,225,000                --

PLACEMENT/NOGA OPTIONS            7,000,000       7,000           --          --          133,000                --

LIABILITIES SETTLED IN STOCK        190,909       1,000           --          --           37,000                --

COSTS OF STOCK ISSUED                    --          --           --          --         (502,000)               --

STOCK COMPENSATION                       --          --           --          --          464,000                --

CONVERT B TO A SHARES               354,236          --     (354,236)         --               --                --

ALL OTHER, NET                           --          --           --          --           28,000                --

NET LOSS                                 --          --           --          --               --        (1,921,000)
                                 ----------------------------------------------------------------------------------
BALANCES, February 28, 2001      70,278,140     $70,000      380,798      $1,000     $ 24,576,000      $(19,378,000)

CONVERT B TO A SHARES                 1,313          --       (1,313)         --               --                --

STOCK COMPENSATION                       --          --           --          --        1,009,000                --

PRIVATE  PLACEMENT                3,800,000       4,000           --          --          832,000                --

COSTS OF STOCK ISSUED                    --          --           --          --          (58,000)               --

NET LOSS                                 --          --           --          --               --        (4,544,000)
                                 ----------------------------------------------------------------------------------
BALANCES, February 28, 2002      74,079,453     $74,000      379,485      $1,000     $ 26,359,000      $(23,922,000)
                                 ==================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research, development and commercialization activities. In May and June 2001, the Company received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for its first two products, the Illuminator Probe(TM) (formerly called Cardiac View Probe) and the Illuminator Surface Coil(TM) (formerly called Cardiac View Surface Coil). These two products are intended to non-invasively aid in the production of high resolution Magnetic Resonance Imaging ("MRI") images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease ("CHD").

The Company developed these products and another product (Artery View, still under development) in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The collaboration with Mount Sinai concluded in October 2000. The Company has engaged a third party manufacturer to produce the Illuminator products and initial production has been received. The Company's efforts are currently focused on: (a) commercialization of the Illuminator products, including conducting clinical studies to further investigate the clinical utility of the Company's products, (b) further development and regulatory work on the Illuminator products and (c) development of the Artery View product for intravascular MRI imaging. The Company's Illuminator clinical work is currently being performed under an October 2001 clinical studies agreement with Brigham and Women's Hospital, an affiliate of Harvard Medical School. The Company's Artery View development work is being done in conjunction with a January 2002 collaborative research study agreement with Massachusetts General Hospital, an affiliate of Harvard Medical School. The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - The Company's activities have been supported by equity financings including approximately $7,749,000 raised in the two fiscal years ended February 28, 2002. As indicated in the accompanying consolidated financial statements, at February 28, 2002, the Company had approximately $3,091,000 in cash and approximately $2,374,000 in working capital and for the year ended February 28, 2002, the Company had a loss from operations of approximately $4,704,000 and utilized approximately $3,503,000 in cash for operating and investing activities. Further, losses are continuing subsequent to February 28, 2002. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to complete its planned activities for the fiscal year that began on March 1, 2002. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product.

There can be no assurance that management's plans to raise capital, enter into a strategic arrangement or complete commercialization and/or development can be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Inventory - Inventory is stated at the lower of cost or market, generally on the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead. At February 28, 2002, inventory consists of product produced in an initial and limited production run and has been recorded at the lower estimated cost of a normal production run.

Property and Equipment - Property and equipment, including purchased software, are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization principally using the straight line method as follows:

                                                                  Estimated
                      Asset                                      Useful life
                      -----                                      -----------

          Machinery, equipment, furniture                           5-7 years
          Purchased software                                          5 years
          Leasehold improvements                                Term of lease

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2002 and 2001.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2002.

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

NOTE 3 - DEVELOPMENT ACTIVITIES: CLINICAL AND COLLABORATION:

In October 2001, the Company entered into a Clinical Trial Agreement with Brigham and Women's hospital ("BWH"), an affiliate of Harvard Medical School under which BWH is conducting a clinical study of the Company's Illuminator products. The purpose of the study is to further investigate the clinical utility of using the Company's proprietary MRI coils in diagnosing heart disease. The term of the agreement is until the completion of the study which is anticipated to be one year. The agreement with BWH calls for the Company to pay approximately $60,000 including approximately $24,000 upon commencement of the study in October 2001 and the remainder in two payments as certain milestones are reached. The Company charged the initial payment to selling, general and administrative costs upon commencement and will charge the remaining payments to expense as the milestones are reached. To the extent that BWH concludes to do any non-clinical cases, it would be required to complete a review by the hospital's Institutional Review Board.

In January 2002, the Company entered into an Animal Study Agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School, to conduct a study of the Artery View intravascular catheter coil. The purpose of the study is to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals. The agreement with MGH calls for payment of approximately $100,000, approximately half of which was paid and charged to research and development expense on commencement, and the remainder of which is payable in two installments. The Company charges the payments to expense based generally upon the progress of the study which has a term of six months.

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM"). This collaboration resulted in the development of the Illuminator products and a prototype of another product, Artery View. The Company charged the cost of this collaboration to research and development expense monthly, based upon the originally scheduled annual payments. For the fiscal year ended February 28, 2001, $125,000 was charged to operations, payments totaling $600,000 were made and no amounts remained unpaid at that date. The Company has also agreed to pay royalties, within a range defined in the agreement, to MSSM for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at February 28, 2002 consists of the following:

      Machinery, equipment, furniture and leasehold improvements     $ 92,000
      Less accumulated depreciation and amortization                  (13,000)
                                                                     --------
                                                                     $ 79,000
                                                                     ========

The Company purchased approximately $14,000 in a non-cash transaction though a one year lease obligation which is included with accounts payable and accrued liabilities with a remaining balance of approximately $9,800 at February 28, 2002.

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

Under an agreement with an underwriter, 1,000,000 shares of Class B common stock were forfeitable by the holders if certain performance measures were not met prior to February 1998. Such performance measures were not met and such shares were forfeited and accounted for as such. During the fiscal year ended February 28, 2001, approximately 270,000 shares of common stock which were to be forfeited under this agreement, were inadvertently released by the Company's transfer agent. The Company has received the return of 53,927 such shares and has received commitments to return another approximately 83,641 of such shares and is continuing to pursue such matter with the shareholders and, if necessary with the transfer agent or others.

Since inception, the Company's activities have been funded principally by financing arrangements including, for the two years ended February 28, 2002, the arrangements that are described below.

2000/2001 Private Placement of Common Stock - In December 1999, the Company entered into two agreements to provide it with $5,000,000 in new equity plus the option, as amended, to raise an additional $5,000,000 on the same basis, plus an additional $140,000 through options granted in connection with the agreements. Through the fiscal year ended February 28, 2002, the Company raised an aggregate of approximately $9,967,000 under these agreements and options including approximately $836,000, $6,913,000 and $2,218,000 in the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. These transactions are described below.

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

Separately, pursuant to an agreement entered into in December 1999, Noga Investments in Technology, Ltd. ("Noga") made a non-refundable $250,000 deposit with the Company toward a planned investment of $3,000,000 for the purchase of a total of 13,636,363 shares of class A common stock over a period ending in the year ended February 28, 2001. Upon completion of these investments, the aggregate $350,000 of non-refundable deposits (the original $250,000 plus an additional $100,000 in May 2000) were converted into Class A common shares. Under the agreement, Noga was granted the option to purchase such additional number of shares as would be necessary to satisfy minimum capital requirements for listing on Nasdaq SmallCap, at $0.22 per share prior to July 27, 2000, (the "Listing Option") as well as the option discussed in the next paragraph.

In connection with the transactions described in the prior two paragraphs, the Company granted options to purchase 7,000,000 shares of Class A common stock at $0.02 per share ($140,000 in the aggregate), 3,500,000 to an officer of the Company and 3,500,000 to Noga, both of which were exercised during the fiscal year ended February 28, 2001. Additionally, the Company has agreed to certain representation on its Board of Directors. Certain fees and costs have been paid in connection with the amounts raised.

In July 2000, in exchange for new investment undertakings by Noga, the Company and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors was made, leaving a remaining commitment of $1,500,000 by an officer of the Company which was not made by the amended deadline, March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment, itself or through investors it introduces, and the Board of Directors decided to accept such offer. During the fiscal year ended February 28, 2002, $836,000 of that remaining commitment has been made and $664,000 remains. An officer of Noga and Directors of the Company have received compensation, and may receive compensation in the future, in connection with fulfilling this investment.

Other Common Stock Issued - During the year ended February 28, 2001, the Company reached agreement with one vendor and with the holders of bridge loans made to the Company in September 1999 to settle those obligations, which aggregated approximately $38,000, for an aggregate 190,909 shares of Class A common stock.

Stock Options and Warrants - In December 1992, the Company adopted its 1992 Stock Option Plan (the "Stock Option Plan") which, as amended on August 21, 2001, provides for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 18,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Stock Option Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

Stock option activity for the years ended February 28, 2002 and February 28, 2001 is as follows:

                                           2002                           2001
                              -------------------------------------------------------------
                                Shares                           Shares
                                 Under                           Under
                                Option           Price           Option            Price
                              -------------------------------------------------------------
      Beginning               13,452,500     $0.22 - $0.49      6,247,500      $0.22 - 0.25
      Canceled/expired                --                --             --                --
      Granted                  2,160,000     $0.28 - $0.39      7,205,000      $0.25 - 0.49
                              -------------------------------------------------------------

      End                     15,612,500     $0.22 - $0.49     13,452,500      $0.22 - 0.49
                              =============================================================

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 11,565,000 and 8,589,000 were exercisable at February 28, 2002 and February 28, 2001, respectively.

Generally accepted accounting principles require that the Company record a charge to compensation for certain options and warrants granted, including grants to consultants and certain grants made by a principal shareholder, and that any such charge be made over the relevant period of service. Options and warrants granted to consultants resulted in a charge to operations of approximately $1,009,000 and $464,000 in fiscal years ended February 28, 2002 and 2001, respectively, based upon the computed value of such options utilizing a "Black Scholes" methodology. The arrangements resulting in such charges are discussed in the following paragraphs.

As of July 1, 2000, the Company entered into a consulting agreement with one Director under which that Director was granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share vesting over two years and exercisable for five years. These options resulted in a charge to fiscal 2002 and 2001 operations of approximately $600,000 and $350,000, respectively, and such options are included in the option table above. In addition, in December 2000, the Company's principal shareholder entered into a consulting agreement with this Director granting him the right to purchase 1,000,000 shares of the Company's common stock from this shareholder for $0.22 per share and vesting in semi-annual increments over the two year period of his consultantcy. These options result in a charge in the fourth quarter of current year (when such agreement became known to the Company) of approximately $294,000, including approximately $108,000 related to the prior year. These options are not included in the table above. Compensation charges for each of these options described above will continue through July 2002.

Three consultants, including the Company's Chairman and Chief Financial Officer were granted options in December 1999 to purchase a total of 2,375,000 shares of Class A Common Stock at $0.22 vesting over a four year period. These options resulted in a charge to fiscal 2002 and 2001 operations of approximately $28,000 and $27,000 and such options are included in the option table above.

In March 2000, the Company entered into a contract with an investor relations firm and agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The warrants are fully vested. The warrants result in a charge to fiscal 2002 and 2001 operations of approximately $67,000 and $87,000, respectively, and they are not included in the table above.

In December 2001, the Company entered into agreements with two investment banks calling for financial advisory services to be provided over eighteen months, but cancelable by the Company on 30 or 45 day notice. The agreement with one such investment bank was terminated in March 2002. The two agreements call for the issuance of warrants to purchase 1,250,000 shares (adjusted for the termination in March 2002) of the Company's common stock at prices from $0.80 to $1.10 during a period extending 18 months. In addition, the agreements called for a payment upon signing and the ongoing agreement calls for monthly fees aggregating approximately $60,000 per year. These warrants resulted in a charge to fiscal 2002 operations of approximately $20,000 and they are not included in the option table above. The termination on March 26, 2002 of the agreement with one such investment bank will result in a March 2002 charge of approximately $120,000 to expense for the computed value of the warrants granted that would have been charged to expense over the remaining months of the agreement.

See also, Note 5 - Stockholders' Equity; 2000/2001 Private Placement of Common Stock for disclosure of options granted to and exercised by an officer in connection with a financing (which options are not included in the option table above).

Pro-forma information - The Company complies with the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recognized for option grants under the Company's stock option plan to employee and non-employee directors. Had compensation cost for the Company's stock option plan been determined on the fair value at the date of grant of awards in the years ended February 28, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro-forma amounts indicated below:

                                                                     2002               2001
                                                                -------------      -------------
      Net loss, as reported                                     $  (4,544,000)     $  (1,921,000)
      Net loss, pro-forma                                       $  (4,881,000)     $  (2,138,000)
      Loss per common share, basic and diluted, as reported     $       (0.06)     $       (0.04)
      Loss per common share, basic and diluted, pro-forma       $       (0.07)     $       (0.05)

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 6 - INCOME TAXES:

At February 28, 2002, the Company had net operating loss carryforwards of approximately $23.1 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $7.1 million of federal and $2.1 million of state deferred tax assets at February 28, 2002. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

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

Such carryforwards and credits expire between 2007 and 2022.

NOTE 7 - OTHER MATTERS:

Prepaids and deposits - Prepaids and deposits of $79,000 included in the accompanying consolidated balance sheet at February 28, 2002 consists principally of amounts on deposit with the Company's outsourced manufacturer. This amount will be deducted from the final billings due for certain projects with this vendor. Billings from this vendor for work performed during the year ended February 28, 2002 and 2001 were approximately $647,000 and $200,000, respectively.

Intellectual Property Rights - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements. The Company, through its officers, has filed various patent applications in connection with devices and processes related to the Illuminator products and Artery View development and such officers have agreed to assign such patents, should they issue, to the Company.

Rent Expense - Rent expense for the years ended February 28, 2002 and 2001 was approximately $100,000 and $45,000, respectively, including storage charges for inventory and other assets.

Related Party Transactions - In March 2002, the Company loaned $59,000 to an officer of its principal investor, guaranteed by the investor and calling for repayment in March 2002 and not yet repaid.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - The Company has multi-year consulting/employment agreements with its Chairman and its Chief Executive Officer which call for defined compensation, eligibility for annual bonuses, reimbursement for expenses and payments in the event of termination.

Lease commitment and restricted cash - In August 2001, the Company entered into a sublease agreement for its headquarters office space calling for monthly rent of $11,700 per month, plus a share of utilities, through June 30, 2004. Rent expense in the fiscal year ended February 28, 2002 was approximately $72,000 for this sublease. In connection with the sublease, the Company issued a letter of credit in favor of the sublessor for $58,500 to secure the payment of the lease. The Company's letter of credit commitment to the sublessor is secured by the Company's pledge of $58,500 of its cash. Such cash is shown on the accompanying consolidated balance sheet as non-current "restricted cash" as it is not available to the Company until the satisfaction or expiration of the letter of credit.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - From commencement of operations on February 10, 1992 until 1997, the Company developed, received FDA clearance (1994), manufactured and marketed an MRI machine devoted to orthopedic purposes. In February 1997, the Company commenced a plan of restructuring to reposition itself out of that activity and into its current activities. In that connection, in October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program under which creditors were contacted and offered the opportunity to settle liabilities due them for substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner. At February 28, 2002, approximately $185,000 remains in accruals and accounts payable pending resolution or write-off related to the 1997 restructuring. During the fiscal years ended February 28, 2002 and 2001, the Company utilized approximately $11,000 and $0, respectively, of the restructuring accrual. Periodically, the Company evaluates this remaining liability and adjusts it based upon its evaluation of the likelihood of remaining exposure. Such adjustments are included in interest and other income in the consolidated statements of operations and totaled approximately $14,000 and $20,000, in the years ended February 28, 2002 and 2001, respectively.

The Company is also exposed to potential litigation from agreements entered into in connection with its business activities that have been discontinued including possible exposure to (i) a former distributor/manufacturer that asserted various breaches by the Company, (ii) a vendor owed approximately $22,000 who, rather than settle, continued to invoice the Company for additional items that were never received and for interest charges and (iii) for a note holder whose note was satisfied for approximately $15,000 less than its balance. Such matters have been dormant for a significant period and the Company has not recorded liabilities for any contingencies that could arise from these items, as it cannot estimate an amount of liability, if any.

Litigation - The Company has been sued for collection of a bill for storage for approximately $17,000 which it disputes. Settlement discussions are in progress and the Company intends to vigorously defend and counterclaim should such matter not be settled for a reasonable amount. The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company for various claims related to the 1997 restructuring that the Company believes do not exceed $40,000.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

                        NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

      The names and ages of our directors, executive officers and key employees, and their positions with us, are as follows:

         Name                    Age                    Positions with the Company
         ----                    ---                    --------------------------
Daniel M. Mulvena                54           Chairman of the Board and Director
John R. Geisel                   56           Chief Executive Officer and Director
Lawrence A. Minkoff, Ph.D.       52           President, Chief Scientific Officer and Director
J. M. Feldman                    57           Vice President and Director
Kenneth C. Riscica               48           Treasurer and Secretary
Jonathan Adereth                 55           Director
Joel Kanter (1)(2)               45           Director
Seymour Kessler (1)(2)           69           Director

----------
(1)   Member of the Compensation Committee

(2)   Member of the Audit Committee

      Daniel M. Mulvena has been our Chairman of the Board since March 1998 and a consultant to us since February 1997. Additionally, Mr. Mulvena was our Chief Executive Officer from March 1998 until January 1, 2001. Mr. Mulvena devotes such time as is necessary to our business and affairs. Mr. Mulvena is Chairman of the Board of EchoCath, Inc., a publicly traded medical technology company and serves as a consultant to and/or on the boards of several privately-held and publicly-held medical technology companies including publicly-held companies Thoratec Corporation, Zoll Medical Corporation and Cambridge Heart (where he is also Chairman). Mr. Mulvena is the principal owner of Commodore Associates, a private firm providing consulting services to medical technology companies.

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

      John R. Geisel has been our Chief Executive Officer since January 1, 2001. Mr. Geisel, most recently served as Chief Executive Officer of Cadent Medical Corporation, an early-stage medical device company focused on developing personal, wearable defibrillators for patients who are at risk of sudden cardiac arrest. Cadent was acquired in June 2000 by Cardiac Science, Inc. of Irvine, California.

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

      Lawrence A. Minkoff, Ph.D., one of our founders , is presently our President and Chief Scientific Officer and has also served as our Chairman of the Board and Chief Executive Officer from inception in February 1991 until March 1998. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of MRL. MRL is one of our shareholders and prior to our formation conducted the development activities relating to certain of our technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of its Board of Directors from January 1985 to February 1989. Dr. Minkoff is one of the pioneers in the field of MRI technology. His service as a member of the four man team that invented MRI imaging for humans in July 1978 has been memorialized in the Smithsonian Institution. In fact, Dr. Minkoff was the first human scanned by MRI.

      Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to us. Currently, Mr. Riscica devotes such time as is required to our financial affairs. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies. From October 1997 until April 1999, Mr. Riscica was Vice President - Finance, Chief Financial Officer of BCAM International, Inc., a publicly traded medical footwear company. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in various positions including Partner in Charge of an Enterprise Services group from 1987 until 1992.

      J. M. Feldman, has been a Vice President and Director of us since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage industry.

      Jonathan Adereth has served as a Director and strategic consultant to us since July 2000. Mr. Adereth was Chief Executive Officer and President of Elscint Ltd., a New York Stock Exchange traded medical imaging company, from 1994 until 1998. Prior to that he was involved in progressively more responsible positions within Elscint since his joining that firm in 1972. In 1998 the assets of Elscint were sold to Marconi Medical Inc. and to GE Medical Systems. Mr. Adereth is currently a partner of InnoMed Venture Capital, a member of the Jerusalem Global Ventures, Chairman of the Board and CEO of Carmel Biosensors Ltd. and Chairman at Medivision Ltd., and Ophthalmic Imaging Systems Ltd. He is also founder and a major shareholder of Techbridge Medical Ltd., a worldwide network for distribution of medical products developed in Israel. In addition, Mr. Adereth acts as a strategic consultant to a number of high-tech medical equipment companies in Israel.

      Joel S. Kanter, has served as a Director of us since March 1998. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986. Mr. Kanter has also served as President of Chicago Advisory Group, Inc., a privately held private equity financing and consulting company since its inception in November 1999. From 1995 to November 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded company. Walnut Financial's primary business focus during his tenure was the provision of different forms of financing to small business, including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to more mature enterprises.

      Mr. Kanter serves on the Board of Directors of several public companies including Encore Medical Corporation, Logic Devices, Inc., I-Flow Corporation and Mariner Post Acute Network, Inc.(until May 2002), as well as a number of private concerns.

      Seymour Kessler, D.P.M. has served as a Director of us since January 2000. For more than the past five years Dr. Kessler has been a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies. Dr. Kessler received his Doctorate of Podiatric Medicine from Illinois College of Podiatric Medicine in 1954 and has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. Dr. Kessler is the developer of the "Kessler/Wilson Osteotomy", a minimally invasive surgery and a co-founder and past president of the Academy of Foot and Ankle Surgery. Dr. Kessler has served as CEO of Princeton Dental Management Corp. and as a member of the Board of Directors of several banks in the Chicago area. He has also served as a Director of RealShares, Inc. and NASD member firm.

      All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing arranged by Mr. Allan Perres. Messrs. Adereth and Feldman have been designated by Noga, pursuant to an agreement we entered into with Noga. See "Related Party Transactions."

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

      We believe, based solely on review of copies of such reports furnished to us, that, except as described below, Section 16(a) filing requirements applicable to our officers and directors and greater than ten percent shareholders have been complied with during the last fiscal year. During the fiscal year ended February 28, 2002, the following persons were late in filing forms covering option grants which are exempt under Rule 16b-3: Jonathan Adereth, J.M. Feldman, John Geisel, Joel Kanter and Seymour Kessler. Messrs. Feldman, Kanter and Kessler were each late in filing forms for two option grants, and the remaining persons were late in filing forms for one option grant. In addition, Noga and Messrs. Adereth, Feldman, Geisel and Kanter were late in filing an initial statement of beneficial ownership (for prior fiscal years) and Noga was late in making additional filings to reflect subsequent acquisitions of our Common Stock.

Item 10. Executive Compensation.

      The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose accrued compensation exceeded $100,000 for the year ended February 28, 2002 (the "Named Executive Officers"). Only those columns which call for information applicable to the Named Executive Officers for the periods indicated have been included in such tables.

Summary Compensation Table

                                                         Annual Compensation
                                                      --------------------------
                                             Year                                     Long Term
                                             Ended                                  Compensation
                                          Feb. 28 or                                  Options/
Name & Principal Position                     29      Salary ($)       Bonus ($)      SAR (#)
-------------------------                     --      ----------       ---------      -------
Daniel Mulvena, Chairman of the Board        2002     $142,120(a)           --               --
                                             2001     $185,000(a)           --               --
                                             2000     $106,765              --        1,300,000

John R. Geisel, Chief Executive Officer      2002     $200,000              --               --
                                             2001       33,333(b)           --        3,900,000

Lawrence A. Minkoff, Ph.D.,
President and Chief Scientific Officer       2002     $195,000                               --
                                             2001     $195,000              --               --
                                             2000     $125,833(c)     $100,000(c)     2,200,000

Kenneth C. Riscica, Treasurer and
Secretary                                    2002     $151,563              --               --
                                             2001     $129,625              --               --
                                             2000     $ 61,550              --        1,000,000

----------
(a) In addition, Mr. Mulvena was paid approximately $52,275 during the fiscal year ended February 28, 2002 and $68,256 during the fiscal year ended February 28, 2001 for services of consultants retained by him to assist us with operating, regulatory and pre-market activities. Mr. Mulvena ceased serving as our Chief Executive Officer upon the hiring of Mr. Geisel as CEO on January 1, 2001.

(b) Mr. Geisel began employment with us on January 1, 2001 at an annual salary of $200,000 and the amount reflected in the above table for the year ended February 28, 2001 reflects two months' compensation.

(c) During the fiscal year ended February 29, 2000, Dr. Minkoff's salary was adjusted from $112,000 per annum to $195,000 per annum and he was awarded a performance bonus of $100,000, which was paid during May 2000.

Option/SAR Grants in Last Fiscal Year

      The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers.

Individual Grants

                                                 % of Total
                                                Options/SARs      Exercise
                                Options/         Granted to          or
                                  SARs          Employees in     Base Price
Name                           Granted(#)        Fiscal Year      ($/share)     Expiration Date
----                           ----------        -----------      ---------     ---------------
Daniel M. Mulvena                  --                --              --               --
John R. Geisel                     --                --              --               --
Lawrence A. Minkoff, Ph. D.        --                --              --               --
Kenneth C. Riscica                 --                --              --               --

----------

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

      The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 2002 and the value of unexercised options held by them at February 28, 2002.

                                                                                                 Value of
                                                                                            Unexercised In-the
                                                                         Number of                 Money
                                                                        Unexercised           Options/SARs at
                                      Shares                        Options/SARs at F/Y           F/Y End
                                    Acquired on        Value       End (#) Exercisable/       ($)Exercisable/
                                   Exercise (#)     Realized($)        Unexercisable           Unexercisable
                                   ---------------------------------------------------------------------------
Daniel M. Mulvena                        0              $0           1,350,000/200,000        $35,500/$6,000
John R. Geisel                           0              $0           975,000/2,925,000        $9,750/$29,250
Lawrence A. Minkoff, Ph. D.              0              $0           2,150,000/300,000        $59,500/$9,000
Kenneth C. Riscica                       0              $0           1,030,833/156,667        $27,175/$4,700

----------
(1) Based on a closing bid price of $0.26 per share of Class A Common Stock on February 28, 2002, less the exercise price.

Employment/Consulting Agreements

      We have entered into a consulting agreement with Mr. Mulvena and an employment agreement with Mr. Geisel. Under the consulting agreement with Mr. Mulvena, he is to be paid $1,700 per day of consulting time for him or for his associates. The agreement extends through April 1, 2004. In addition, Mr. Mulvena is entitled to reimbursement for medical insurance and reasonable expenses incurred on our behalf and payments in the event of termination in the amount of the prior year's fee. Mr. Mulvena is eligible for an annual bonus. Effective January 1, 2001, we entered into a four year employment agreement with Mr. Geisel calling for annual salary of $200,000, reimbursement of medical insurance and reasonable expenses and containing provisions for payments in the event of termination. Mr. Geisel is eligible for an annual bonus of up to 40% of his base compensation based upon annually set objectives. Dr. Minkoff is employed pursuant to a November 1999 agreement calling for compensation at the rate of $195,000 commencing at January 1, 2000 and he was awarded a performance bonus of $100,000 in the fiscal year ended February 29, 2000, which was paid in May 2000. Mr. Minkoff is reimbursed for expenses incurred on our behalf and is eligible for an annual bonus. Mr. Riscica provides services to us pursuant to an agreement with a consulting company of which he is the principal owner. The agreement, as amended in November 1999, calls for payment based upon time expended on our affairs at the rate of $1,000 per day, reimbursement for expenditures made on our behalf, eligibility for annual bonus and certain payments in the event of termination.

Directors' Compensation

      Beginning on January 1, 2001, we pay our Directors who do not receive ongoing compensation from us, a retainer of $10,000 in annual cash compensation (payable quarterly) for attendance at Board and committee meetings. In addition, we have a consulting agreement with Mr. Adereth pursuant to which he provides strategic marketing and management consulting to us at the rate of $4,000 per month, adjusted for certain additional time which is billed at $500 per day. Mr. Adereth is also reimbursed for expenses incurred on our behalf and is entitled to certain payments in the event of early termination. We granted to Mr. Adereth options to purchase 2,500,000 shares of Class A common stock at $0.49 per share vesting in six-month increments from July 2000 through July 2002. In addition, Noga, our principal shareholder, granted to Mr. Adereth options to purchase 1,000,000 shares of Class A common stock held by Noga at $0.22 per share vesting in six month increments from February 2001 through August 2002. Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

      During the fiscal year ended February 28, 2002, Mr. Feldman was granted an option to purchase 1,500,000 shares at $0.28 vesting over one year in four equal installments through November 2002. During each of the fiscal years ended February 28, 2001 and February 29, 2000 Messrs. Feldman, Kanter and Kessler were each granted options to purchase 75,000 shares at $0.25 and 75,000 at $0.22, respectively, and Mr. Irwin Rosenthal (who served as a Director until September 28, 2000) was granted an option to purchase 300,000 and 225,000 shares, at $0.22 and $0.25 per share, respectively, prior to November 16, 2004 and September 19, 2005, respectively. Such options are fully vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 17, 2002. The table includes:

      o     each of our directors and named executive officers;

      o     all of our directors and executive officers as a group; and

      o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

                                                                              Number of
                                                                                Shares          Percentage of
            Name and Address                           Class of              Beneficially       Total Voting
         of Beneficial Owner (1)                    Common Stock (2)           Owned(3)         Power (2)(3)
         -----------------------                    ----------------           --------         ------------
Noga Investments in Technologies, Ltd. (7)              Class A               30,772,729            40.5%
Jonathan Adereth (4)(5)                                 Class A                3,250,000             4.2%
Lawrence A. Minkoff, Ph.D. (4)(5)                       Class A                1,900,000
                                                        Class B                  238,915
                                                                              ----------
                                                                               2,138,915             4.0%
                                                                              ----------
J.M. Feldman (4)(5)                                     Class A                1,275,000             1.7%
Daniel M. Mulvena  (4)(5)                               Class A                1,266,667             1.7%
Joel Kanter (4)(5)(6)                                   Class A                1,050,000             1.4%
John R. Geisel (4)(5)                                   Class A                  975,000             1.3%
Kenneth C. Riscica (4)(5)                               Class A                  843,332             1.1%
Irwin M. Rosenthal (4)(5)(8)                            Class A                  739,352             1.0%
Seymour Kessler (4)(5)                                  Class A                  604,545               *
All Executive Officers and Directors as a Group         Class A               11,195,378
(7 persons)                                             Class B                  238,915
                                                                              ----------
                                                                              11,434,293            14.4%
                                                                              ----------            ----

----------
*     Denotes less than one percent.

The information presented in the table above is based solely upon Schedules 13D and 13G, and Forms 3, 4 and 5 filed by the respective holders under the Securities Exchange Act of 1934 and has not been otherwise independently verified by us. To the extent that any required holders have not filed timely reports on such Forms, we would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3) Based upon 74,079,453 shares of Class A common stock and 379,485 shares of Class B common stock outstanding at May 17, 2002 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.

(4) The address for Messrs. Mulvena, Minkoff, Adereth, Riscica, Feldman, Kessler, Rosenthal and Kanter is c/o Magna-Lab Inc., 6 Kimball Lane, Lynnfield, Massachusetts 01940.

(5) Includes currently exercisable options to purchase the following shares of Class A Common Stock; Mr. Mulvena, 1,266,667, Dr. Minkoff, 1,900,000, Mr. Adereth, 3,250,000, Mr. Riscica, 843,332, Mr. Feldman, 1,650,000, Mr.
      Kessler, 150,000, Mr. Rosenthal, 525,000 and Mr. Kanter, 150,000.

(6) Includes the holding of The Kanter Family Foundation and Windy City Associates to which Mr. Kanter does not have sole voting or investment power.

(7) The address for Noga Investments in Technology Ltd. is 6 Hazoran Street, South Industrial Zone, P.O. Box 8471, Netanya, Israel.

(8)   Mr. Rosenthal served as a Director until September 28, 2000.

Item 12. Certain Relationships and Related Transactions

      In December 1999, we entered into a letter agreement with Noga Investments in Technologies, Ltd. (successor in interests to Noga Electrotechnica Limited, "Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 to be paid by Noga to us as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). According to the letter agreement, as amended, we agreed to provide Noga with an option to purchase 3,500,000 shares of common stock at $0.02 per share and an option (the "Listing Option"), exercisable prior to July 27, 2000, to purchase such number of additional shares as are necessary to satisfy the requirements for listing of our stock on the NASDAQ SmallCap market. We also agreed that until December 19, 2001 Noga would have the right to nominate a number of directors to our Board of Directors such that the total number of non-Noga nominated directors exceeds the number of Noga-nominated directors by one. Messrs. J.R. Feldman and Jonathan Adereth were designated by Noga as its nominees. Additionally, we agreed that any payment or withdrawal from our bank account of at least $2,000 will require the approval of Mr. Feldman or such other individual designated by Noga and acceptable to us. In March 2000, Noga agreed that it would not have the right to nominate any additional directors to our Board of Directors until its $3,000,000 financing commitment was completed. Until December 19, 2001, we agreed to hold meetings of our Board of Directors at least once per month or at such intervals as is reasonably acceptable to the Noga-nominated directors.

      In July 2000, in exchange for new investment undertakings by Noga, we and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by one of our officers to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of our Class A Common Stock. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors has been made, leaving a remaining commitment of $1,500,000 by the officer which was not made by the deadline, as amended, in March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment and our Board of Directors decided to accept such offer. As of the date hereof, Noga has arranged for the funding by third parties of $660,000 of such commitment, and other members of management have arranged for funding by third parties of $176,000 leaving a remaining balance of $664,000. We have agreed to pay a fee of 7% for amounts raised in this financing, and has paid and may continue to pay such fees including fees to Noga or at Noga's direction for third party funding arranged by it. Also see Note 7 of "Item 7. Consolidated Financial Statements."

      In December 1999, we entered into a letter agreement (as subsequently amended) with Mr. Perres, who was then one of our officers, in connection with Mr. Perres' assistance in raising financing for our private placement. Under the agreement, as amended, we agreed to elect Mr. Kessler as a member of our Board of Directors to fill a vacancy. We also agreed to nominate Mr. Perres as a director in the event that Mr. Perres assists us in raising funds in excess of $2,000,000 in the private placement. Additionally, we agreed that any increase in the size of our Board of Directors must be approved by Messrs. Perres and Kessler so long as they are directors. Mr. Perres was invited to join the Board of Directors and has declined the invitation. Under the letter agreement, as amended, we agreed to create an Executive Committee consisting of Messrs. Kessler, Minkoff, and Mulvena. With the agreement of Mr. Kessler, the Executive Committee was no longer considered necessary during 2001. We agreed to pay Mr. Perres for his services a base salary of $90,000 per year and to provide him with options to purchase 3,500,000 shares of our common stock at $0.02 per share. Mr. Perres ceased his employment with the Company in August 2001.

      Dr. Minkoff, one of our directors and officers , was awarded a performance bonus of $100,000 during fiscal year ended February 29, 2000 which was paid during May 2000. Mr. Perres was awarded and received a performance bonus of $100,000 during the fiscal year ended February 28, 2001. See "Management - Executive Compensation" for a description of other compensation arrangements with management.

Item 13. Exhibits and Reports on Form 8-K

      (A) Exhibits

Exhibit
   No.                                 Description
-------                                -----------

3.1         Restated Certificate of Incorporation of the Company. (1)

3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b)      Certificate of Amendment of Restated Certificate of Incorporation.
            (3)

3.1(c) Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001.(10)

3.2         By-Laws of the Company. (1)

3.2(a)      Amendment to By-Laws of the Company. (2)

4.1         Form of Specimen Class A Common Stock Certificate. (2)

10.1        1992 Stock Option Plan of the Company, as amended. (4)

10.2 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.3 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.4 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.5 Form of Stock Option Agreement between the Company and each officer and Director of the Company. (4)

10.6 Form of stock option agreement between the Company and each non executive option holder. (5)

10.7 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (6)

10.8        December 6, 1999 letter agreement between the Company and Allen
            Perres. (7)

10.9 December 17, 1999 letter agreement between the Company and Noga Investments in Technology Ltd. (successor in interest to Noga Electrotechnica Limited). (7)

10.10       December 20, 1999 letter agreement between the Company and Allen
            Perres. (7)

10.11 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (7)

10.12 March 7, 2000 and May 26, 2000 letters between the Company and Noga Investments in Technology Ltd.(7)

10.13 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(7)

10.14 July 27, 2000 Letter agreement between the Company, Noga Investments in Technology, Ltd. and Mr. Allen Perres. (8)

10.15 July 1, 2000 agreement for consulting services between the Company and Jonathan Adereth. (9)

10.16 Agreement as of November 30, 1999 for consulting services between the Company and Daniel M. Mulvena. (9)

10.17 Employment agreement as of January 1, 2001 between the Company and John R. Geisel.(9)

10.18 Corporate Advisory Agreement dated December 22, 2001 with Sands Brothers & Co. Ltd. (10)

10.19 Warrant Agreement dated as of January 1, 2002 with Sands Brothers & Co. Ltd.(10)

10.20 Warrant Agreement dated as of January 1, 2002, with Donald & Company Securities, Inc. (including letter from Company dated March 26, 2002 terminating financial advisory agreement).(10)

10.21 Sublease agreement dated July 2001 between the Company and WebCT, Inc. regarding lease of office space in Lynnfield, MA. (11)

23.1        Consent of Rothstein Kass & Company, P.C. (10)

----------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").

(2) Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-47960 filed on October 13, 2000). The number of shares authorized under the plan is now 18,000,000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994.

(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2001.

(10)  Filed herewith.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2001.

      (B) Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNA-LAB INC.

Dated: May 24, 2002


                                        By: /s/John R. Geisel
                                            ------------------------------------
                                        John R. Geisel
                                        Chief Executive Officer


                                        By: /s/ Kenneth C. Riscica
                                            ------------------------------------
                                        Treasurer and Secretary (principal
                                        financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                  Title                             Date
         ---------                                  -----                             ----

/s/ Daniel M. Mulvena
-----------------------------
    Daniel M. Mulvena              Chairman of the Board of Directors              May 24, 2002


/s/ John R. Geisel
-----------------------------
    John R. Geisel                 Chief Executive Officer and Director
                                   (principal executive officer)                   May 24, 2002


/s/ Lawrence A. Minkoff
-----------------------------
   Lawrence A. Minkoff, Ph.D.      President, Chief Scientific Officer and
                                   Director                                        May 24, 2002


/s/ J.M. Feldman
-----------------------------
    J.M. Feldman                   Vice-President and Director                     May 24, 2002



-----------------------------
    Jonathan Adereth               Director                                        May 24, 2002



-----------------------------
    Joel Kanter                    Director                                        May 24, 2002



-----------------------------
    Seymour Kessler                Director                                        May 24, 2002

                                INDEX TO EXHIBITS

  No.                                 Description
------                                -----------

3.1(c) Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001.

10.18 Corporate Advisory Agreement dated December 22, 2001 with Sands Brothers & Co., Ltd.

10.19       Warrant Agreement dated as of January 1, 2002 with Sands Brothers &
            Co. Ltd.

10.20 Warrant Agreement dated as of January 1, 2002, with Donald & Company Securities, Inc. (including letter from Company dated March 26, 2002 terminating financial advisory agreement).

23.1        Consent of Rothstein Kass & Company, P.C.