Form 10QSB
period 2002-05-31
MAGNA LAB INC
filed 2002-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:  May 31, 2002

      ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from                  to
                                            ---------------    -----------------

                         Commission file number 0-21320

                                 Magna-Lab Inc.
        (Exact name of small business issuer as specified in its charter)

          New York                                             11-3074326
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                      Six Kimball Lane, Lynnfield, MA 01940
                    (Address of principal executive offices)

                                 (781) 246 4774
                           (Issuer's telephone number)
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 30, 2002

 Class A Common Stock, $.001 Par Value                           74,079,453
---------------------------------------------             ----------------------

 Class B Common Stock, $.001 Par Value                              379,485
---------------------------------------------            -----------------------
                Class                                            Shares


    Transitional Small Business Disclosure Format (check one) Yes ( ) No (X)

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY


                                    CONTENTS


PART 1 - FINANCIAL INFORMATION (UNAUDITED)

    ITEM 1. - FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATED BALANCE SHEET                               2

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    3

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    4

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY           5

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6-8

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                                 9-11

PART II - OTHER INFORMATION                                                  12

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                               19

SIGNATURES                                                                   13




All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2002 (unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $  2,051,000
  Due from Related Party                                                 59,000
  Inventory, deposits and prepaid expenses                               87,000
                                                                   ------------
     Total current assets                                             2,197,000
PROPERTY AND EQUIPMENT, net                                              73,000
OTHER ASSETS - Restricted cash                                           59.000
                                                                   ------------
                                                                   $  2,329,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                 $    437,000
  Accrued expenses and other current liabilities                        236,000
                                                                   ------------
        Total current liabilities                                       673,000
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding.        74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                           1,000
  Capital in excess of par value                                     26,699,000
  Accumulated deficit                                               (25,118,000)
                                                                   ------------
        Total stockholders' equity                                    1,656,000
                                                                   ------------
                                                                   $  2,329,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended May 31,
                                                 --------------------------
                                                      2002         2001
                                                 ------------  -----------
REVENUES                                         $         --  $        --
                                                 ------------  -----------
COSTS AND EXPENSES:
  Selling, g eneral and administrative                522,000      460,000
  Non-cash charge for options/warrants                340,000      173,000
  Research and development                            344,000      273,000
                                                 ------------  -----------
                                                    1,206,000      906,000
OTHER INCOME (EXPENSE)
  Interest income                                      10,000       59,000
                                                 ------------  -----------
NET LOSS                                         $ (1,196,000) $  (847,000)
                                                 ============  ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING, BASIC AND DILUTED             74,460,000   70,659,000
                                                 ============  ===========
NET LOSS PER SHARE, BASIC AND DILUTED            $      (0.02) $     (0.01)
                                                 ============  ===========


See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                    Three Months ended May 31,
                                                                   --------------------------
                                                                       2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,196,000)   $  (847,000)
                                                                   -----------    -----------
  Adjustments:
    Depreciation and amortization                                        6,000          1,000
    Non-cash charge for options/warrants                               340,000        173,000
  Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                            12,000        (68,000)
    Accounts payable, accrued liabilities and all other               (143,000)       108,000
                                                                   -----------    -----------
           Total adjustments                                           215,000        214.000
                                                                   -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                 (981,000)      (633,000)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    None                                                                    --             --
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to Related Party, Noga                                        (59,000)            --
                                                                   -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                  (59,000)            --
                                                                   -----------    -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                              (1,040,000)      (633,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                3,091,000      5,816,000
                                                                   -----------    -----------
  End of period                                                    $ 2,051,000    $ 5,183,000
                                                                   ===========    ===========


SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None


See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the three months ended May 31, 2002 (unaudited)


                                                        Common Stock
                                    -------------------------------------------------       Capital in
                                             Class A                  Class B                Excess
                                    -------------------------------------------------        of Par         Accumulated
                                      Shares         Amount      Shares       Amount          Value             Deficit
                                    -----------------------------------------------------------------------------------
BALANCES, February 28, 2002         74,079,453      $74,000      379,485      $1,000      $26,359,000      $(23,922,000)

CONVERT B TO A SHARES                       --           --           --          --               --                --

OPTION/WARRANT CHARGE                       --           --           --          --          340,000                --
NET LOSS                                    --           --           --          --               --        (1,196,000)
                                                                                                           ------------
                                    -----------------------------------------------------------------------------------
BALANCES, May 31, 2002              74,079,453      $74,000      379,485      $1,000      $26,699,000      $(25,118,000)
                                    ===================================================================================


See accompanying Notes.

                                       13
                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2002.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is engaged in research, development and commercialization activities. The Company received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") in 2001 for its first two products, the Illuminator Probe(TM) and the Illuminator Surface Coil(TM). These products are intended to non-invasively aid in the production of high-resolution Magnetic Resonance Imaging ("MRI") images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease.

The Company's efforts are currently focused on: (a) commercialization of the Illuminator products, including conducting clinical studies to further investigate the clinical utility of the Company's products, (b) further development and regulatory work on the Illuminator products (c) development of the Artery View product for intravascular MRI imaging and (d) capital raising and business development activities. The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - The Company's activities have been supported by equity financings including approximately $7,749,000 raised in the two fiscal years ended February 28, 2002. As indicated in the accompanying condensed consolidated financial statements, at May 31, 2002, the Company had approximately $2,051,000 in cash and approximately $1,524,000 in working capital and for the three months ended May 31, 2002, the Company had a loss from operations of approximately $1,196,000 and utilized approximately $1,040,000 in cash for operating and financing activities. Further, losses are continuing subsequent to May 31, 2002. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to complete its planned activities for the fiscal year that began on March 1, 2002. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product.

There can be no assurance that management's plans to raise capital, enter into a strategic arrangement or complete commercialization and/or development can be realized. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3  -  LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the quarters ended May 31, 2002 and 2001.

NOTE 4 - DEVELOPMENT ACTIVITIES:

In October 2001, the Company entered into a Clinical Trial Agreement with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School under which BWH is conducting a clinical study of the Company's Illuminator products as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. No milestones under the agreement resulted in a charge to operations during the three months ended May 31, 2002. In June 2002, the Company was advised that BWH's Institutional Review Board had concluded to permit the imaging of "healthy volunteers" with the Company's device.

In January 2002, the Company entered into an Animal Study Agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School, to conduct a study of the Artery View intravascular catheter coil as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. The purpose of the study is to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals. The Company charges the payments to expense based generally upon the progress of the study, which has a term of six months. During the quarter ended May 31, 2002, approximately $23,000 was paid and approximately $30,000 was charged to expense for the progress of this agreement.

During the quarter ended May 31, 2002, the Company received FDA marketing clearance for its Auto-Tune Interface to the General Electric 1.5 tesla Signa(R) MRI systems. The Auto-Tune Interface is intended to aid in the efficiency of using the Company's Illuminator products by tuning each procedure to the unique characteristics of each patient automatically.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at May 31, 2002 are as follows:

      Machinery, equipment, furniture and leasehold improvements     $  92,000
      Less accumulated depreciation and amortization                 (  19,000)
                                                                     ---------
                                                                     $  73,000
                                                                     =========

NOTE 6 - OTHER MATTERS

Loan to related party - In March 2002, the Company advanced $59,000 to an officer and principal shareholder of Noga Investments in Technology, Ltd. (Noga"), a principal shareholder of the Company. The loan is guaranteed by Noga, was due in March 2002 and is as yet unpaid.

Inventory, deposit and prepaid expenses - Inventory, deposit and prepaid expenses include approximately $67,000 on deposit with the Company's third party manufacturer that will be deducted from the final billings due to this vendor.

Non-cash charge for options/warrants issued to consultants - The non-cash charge for options/warrants results from options granted to non-employee members of management and to consultants. The charge in the three months ended May 31, 2002 includes approximately $120,000 related to the termination of the services of one of these consultants. Also see Form 10-KSB for the year ended February 28, 2002.

Options - In May 2002, options to purchase 1,055,033 shares of class A common stock expired unexercised including options to purchase 805,833 shares held by ongoing personnel/consultants including the Chairman, Chief Scientific Officer, Treasurer and others.

NOTE 7 -  COMMITMENTS AND CONTINGENCIES:

Debt Reduction Program - Information regarding the Debt Reduction Program commenced in 1997 is contained in Note 8 to Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2002. There has been no material change in the status of such program.

Litigation - The Company has been sued for collection of a bill for storage for approximately $17,000 that it disputes. Settlement discussions are in progress and the Company intends to vigorously defend and counterclaim should such matter not be settled on a reasonable basis. The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company for various claims related to the 1997 restructuring that the Company believes do not exceed $40,000. Also see Form 10-KSB for the year ended February 28, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. For a description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2002. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

      Overview

      We have been engaged in research and development activities and, in May and June 2001, received U.S. marketing clearance from the FDA for our first two products. Our FDA clearance is currently limited to use with the General Electric 1.5T Signa(R) MRI Systems. These two products, Illuminator Probe and Illuminator Surface Coil, are intended to non-invasively aid in the production of high-resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease.

We developed these products, and another product (Artery View) still under development for intravascular MRI imaging, in collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The collaboration with Mount Sinai concluded in October 2000. We have engaged a third party manufacturer to produce the Illuminator products and have received our initial production quality product. Our marketing efforts are currently focused on establishing clinical studies to further investigate the clinical effectiveness and advantages of our products. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. In July 2002, the Company is scheduled to begin imaging healthy volunteers in addition to clinical cases. Imaging healthy volunteers will not only increase the number of patients in the study, it will also allow the Company more flexibility in imaging anatomical targets of interest that might not be practical with a clinical case because clinical cases involve very sick patients and a focus on their specific needs. Since the patient enrollment to date has not yet met our anatomical targeting goal, the Company is reducing and deferring various planned activities, as described below, in order to focus its resources on the clinical work and preserve cash. Separately, our Artery View is being developed in animal studies under a January 2002 agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School.

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

      We have an accumulated deficit at May 31, 2002 of $25,118,000, of which approximately $15,500,000 is attributable to our activities prior to March 1997. Our activities since March 1997 have been funded through private equity financing aggregating approximately $12.2 million.

      Plan of Operations and Liquidity

      Our activities have been supported largely by equity financings including approximately $7,749,000 raised during the fiscal years ended February 28, 2002 and 2001. At May 31, 2002, we had approximately $2,051,000 in cash and cash equivalents and approximately $1,524,000 in working capital. In addition, we have agreed to sell a remaining $664,000 of Class A common stock to or at the direction of Noga, our principal stockholder, who committed to purchase such amount when a former officer failed to fund such amount pursuant to a prior commitment. The purchase price for such shares would be the same as the officer's prior commitment, or $.22 per share. To date, such remaining investment has not been made.

      Cash used by operations and financing activities during the quarter ended May 31, 2002 totaled approximately $1,040,000 (including a loan to an officer of our principal stockholder, Noga, of approximately $59,000).

      In an effort to conserve cash, we have begun to limit the scope of our activities so that we focus primarily on the clinical work necessary to support future marketing activities. In that regard, we have begun to limit marketing activities and programs, infrastructure growth, recruiting, development work relative to non-minor refinements and machines of additional manufacturers. Based on these adjustments to our plan of operation, we anticipate that our existing cash and working capital at May 31, 2002 will be sufficient to meet our planned spending through approximately November 30, 2002 and that we will require additional financing to continue beyond then. Should the remaining $664,000 investment commitment be made before then, we would expect to have sufficient cash to complete our reduced operations for an additional two to three months and would need additional financing at that point in time. We presently have no commitments for the additional financing necessary to continue our operations. If we are unsuccessful in obtaining sufficient financing on a timely basis, we may be forced to further delay, scale back or eliminate some or all of our planned operations. Our plan of operation and capital requirements are dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results" in our Annual Report on Form 10-KSB for the year ended February 28, 2002.

      Critical Accounting Principles -

      In response to recent SEC guidance to issuers, we have identified critical accounting principles which affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. They are:

      Going Concern Consideration - Our consolidated condensed financial statements have been prepared assuming we are a "going concern". There can be no assurance that our plans to raise capital, enter into a strategic arrangement or complete commercialization and/or development can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the consolidated condensed financial statements which could result should we be unable to continue as a going concern.

      Research and Development Costs - Costs of research and development activities, including patent costs, are charged to operations when incurred. Items of equipment or materials which are purchased and have alternative future uses either in production or research and development activities are capitalized, at cost, as equipment or inventory. When we engage in collaborative research arrangements with third parties, we charge such costs over the identifiable milestones, if such milestones exist, over time if that is the more appropriate measure, or as payments are made if neither milestones or time are appropriate.

      Accounting for Stock-Based Compensation - We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued. This means that we do not charge operations for an imputed cost of options issued to employees. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the related pronouncements. Those pronouncements require us to charge operations and credit paid-in-capital for an amount calculated to reflect the time value of the option or warrant utilizing a Black Scholes methodology.

      Results of Operations -

      Operating expenses for the three months ended May 31, 2002 were $1,206,000, compared to $906,000 in the prior year.

      Included in operating expenses are stock compensation charges under SFAS No. 123 of $340,000 for the three months ended May 31, 2002 and $173,000 for the three months of the prior year. Such charges result from options and warrants granted to consultants and other non-employees. The increase of $167,000 relates principally to a non-recurring charge to operations in the current quarter of approximately $120,000 related to the termination of a financial advisory agreement in March 2002. Therefore, such charges could decrease in future quarters as the period of amortization of charges for one consultant ends during the second quarter. Such charges would, however, increase if new options or warrants were granted to consultants that we employ or may employ in the future. At May 31, 2002, unamortized compensation charges totaled approximately $220,000, approximately half of which will be amortized in the quarter ending August 31, 2002.

      Of the remaining operating expenses of $866,000 for the three months ended May 31, 2002 and $733,000 for the three months ended May 31, 2001, the principal components were the following: (a) costs for human resources were approximately $440,000 in the current quarter compared to approximately $380,000 in the prior year quarter due principally to additions to the Company's research and development staff, (b) outsourced engineering costs were approximately $100,000 in the current quarter compared to approximately $130,000 in the prior year quarter due to the stage of current development activities (c) professional services, insurance and investor relations costs were approximately $155,000 in the current quarter compared to approximately 75,000 in the prior year quarter due principally to legal costs incurred to prepare for a possible financing, the addition of product . Additionally, occupancy grew to approximately $45,000 in the current quarter due to the opening of the Lynnfield headquarters in August of 2002.

         Other income of $10,000 in the quarter ended May 31, 2002 and $59,000 in the quarter ended May 31, 2001 consisted principally of interest income. In the quarter ended May 31, 2002, the lower interest income results from both lower average balances and lower interest rates.

 _____________________________________


PART II - OTHER INFORMATION


Item  6. - Exhibits and Reports on Form 8-K

      (a) Exhibits
                None

      (b) The Company filed no reports on Form 8-K during the quarter ended May 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MAGNA-LAB INC.
                                              (Registrant)

Date: July 12, 2002                  By:  /s/ John R. Geisel
                                          --------------------------------------
                                          John R. Geisel
                                          Chief Executive
                                          Officer (Principal Executive Officer),


                                      By: /s/ Kenneth C. Riscica
                                          --------------------------------------
                                          Treasurer and Secretary
                                          (Principal Financial
                                          and Accounting Officer)