Form 10QSB
period 2002-08-31
MAGNA LAB INC
filed 2002-10-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: August 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  --------------------    ----------------------

                         Commission file number 0-21320

                                 Magna-Lab Inc.
        (Exact name of small business issuer as specified in its charter)

           New York                                              11-3074326
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 10, 2002

Class A Common Stock, $.001 Par Value                            74,079,453

Class B Common Stock, $.001 Par Value                               379,485
            Class                                                   Shares

    Transitional Small Business Disclosure Format (check one)   Yes ( )  No (X)

PART I: FINANCIAL INFORMATION

     Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET                           2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                4

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY       5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6-8

         ITEM 2.   - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                              9-12

         ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES            13

PART II - OTHER INFORMATION

         ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                                                    14

CERTIFICATIONS                                                            15 -16


All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           August 31, 2002 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $1,345,000
  Due from Related Party, net of allowance for doubtful collection             0
  Inventory, deposits and prepaid expenses                                65,000
                                                                      ----------

     Total current assets                                              1,410,000

PROPERTY AND EQUIPMENT, net                                               63,000
OTHER ASSETS - Restricted cash                                            59.000
                                                                      ----------
                                                                      $1,532,000
                                                                      ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                 $    440,000
  Accrued expenses and other current liabilities                        245,000
                                                                   ------------
        Total current liabilities                                       685,000
                                                                   ------------




COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                           1,000
  Capital in excess of par value                                     26,854,000
  Accumulated deficit                                               (26,082,000)
                                                                   ------------
        Total stockholders' equity                                      847,000
                                                                   ------------
                                                                   $  1,532,000
                                                                   ============
See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three months ended                   Six months ended
                                                                     ------------------                   ----------------
                                                                        August 31,                            August 31,
                                                                        ----------                            ----------
                                                                   2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
REVENUES                                                      $         --         $       --         $       --         $       --
                                                              ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
  Selling, general and administrative, including
   $59,000 provision for uncollected receivable
   from related party in 2002                                      465,000            427,000            987,000            918,000
  Stock compensation charge                                        155,000            173,000            495,000            346,000
  Research and development                                         350,000            306,000            695,000            547,000
                                                              ------------       ------------       ------------       ------------
                                                                   970,000            906,000          2,177,000          1,811,000
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income                                                    7,000             40,000             17,000             99,000
                                                              ------------       ------------       ------------       ------------

NET LOSS                                                      $   (963,000)      $   (866,000)      $ (2,160,000)      $ (1,712,000)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                              74,460,000         70,900,000         74,460,000         70,800,000
                                                              ============       ============       ============       ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                                           $      (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                                              ============       ============       ============       ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                   Six Months ended August 31,
                                                                      2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,160,000)   $(1,712,000)
                                                                   -----------    -----------
  Adjustments:
    Depreciation and amortization                                       14,000          2,000
    Non-cash charge for options/warrants                               495,000        346,000
    Allowance for related party receivable                              59,000             --
  Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                            14,000        (53,000)
    Accounts payable, accrued liabilities and all other               (109,000)        87,000
                                                                   -----------    -----------
           Total adjustments                                           473,000        382,000
                                                                   -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                               (1,687,000)    (1,330,000)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to Related Party, Noga                                        (59,000)            --
    Purchase of property and equipment                                      --        (40,000)
    Cash pledged to secure lease                                            --        (59,000)
                                                                   -----------    -----------
 NET CASH USED IN INVESTING ACTIVITIES                                 (59,000)       (99,000)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Class A common shares in private placement                 --        176,000
     Cost of private placements                                             --        (12,000)
                                                                   -----------    -----------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                            --        164,000
                                                                   -----------    -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                              (1,746,000)    (1,265,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                3,091,000      5,816,000
                                                                   -----------    -----------
  End of period                                                    $ 1,345,000    $ 4,551,000
                                                                   ===========    ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENT OF
                     STOCKHOLDERS' EQUITY For the six months
                        ended August 31, 2002 (unaudited)

                                                            Common Stock
                                  --------------------------------------------------------------     Capital in
                                             Class A                           Class B                 Excess
                                  --------------------------------------------------------------       of Par         Accumulated
                                     Shares           Amount           Shares            Amount         Value           Deficit
                                  -----------------------------------------------------------------------------------------------
BALANCES, February 28, 2002       74,079,453          $74,000          379,485           $1,000      $26,359,000     $(23,922,000)

CONVERT B TO A SHARES                     --               --               --               --               --               --

OPTION/WARRANT CHARGE                     --               --               --               --          495,000               --

NET LOSS                                  --               --               --               --               --       (2,160,000)
                                  -----------------------------------------------------------------------------------------------

BALANCES, August 31, 2002         74,079,453          $74,000          379,485           $1,000      $26,854,000     $(26,082,000)
                                  ===============================================================================================

See accompanying Notes.

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

The Company's efforts are currently focused on: (a) clinical reference studies to further investigate the clinical utility and unique application of the Company's Illuminator products and (b) capital raising and business development activities. In an effort to preserve cash while focusing on the activities above, further engineering development and regulatory work on the Illuminator products and further significant development of the Artery View product for intravascular MRI imaging has been curtailed.

The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - The Company's activities have been supported by equity financings including approximately $7,749,000 raised in the two fiscal years ended February 28, 2002. As indicated in the accompanying condensed consolidated financial statements, at August 31, 2002, the Company had approximately $1,345,000 in cash and approximately $725,000 in working capital and for the three and six months ended August 31, 2002, the Company had a loss from operations of approximately $970,000 and $2,177,000, respectively. In addition, the Company utilized approximately $1,746,000 in cash during the six months ended August 31, 2002. Further, losses are continuing subsequent to August 31, 2002. The Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. The Company's plans to deal with this uncertainty include reducing expenditures, raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for all periods presented.

NOTE 4 - DEVELOPMENT ACTIVITIES:

In October 2001, the Company entered into a Clinical Trial Agreement with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School under which BWH is conducting a clinical study of the Company's Illuminator products as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. In July 2002, the Company and BWH agreed to amend the agreement to allocate the paid up cost of the agreement to imaging of 15 healthy volunteers. Such imaging commenced in July 2002 and is scheduled to be complete in December 2002. We established a second study using patients and volunteers at Dartmouth Hitchcock Medical Center in Lebanon, New Hampshire in August 2002.

In January 2002, the Company entered into an Animal Study Agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School, to conduct a study of the Artery View intravascular catheter coil as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. The purpose of the study is to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals. The Company charges the payments to expense based generally upon the progress of the study, which has a term of six months. During the quarter and six months ended August 31, 2002, approximately $0 and $23,000, respectively, was paid and approximately $10,000 and $30,000, respectively, was charged to expense for the progress of this agreement. In September 2002, the study was successfully completed and a remaining payment of $24,000 is due.

In September 2002, a patent for technology underlying the Illuminator Probe was granted to our Chief Scientific Officer and four scientists from the team at the Mount Sinai School of Medicine ("MSSM") where our initial research was performed. The rights to use such patent were assigned by these persons to the Company. In addition, the Company has concluded a royalty agreement with MSSM that calls for a 3% royalty to MSSM on Illuminator Probe sales, as contemplated by the original collaborative agreement with MSSM. Recently, the Company has been advised of a Notice of Allowance of its patent application regarding the Artery View Product.

NOTE 5 - PROPERTY AND EQUIPMENT:

Details of property and equipment at August 31, 2002 are as follows:

   Machinery, equipment, furniture and leasehold improvements        $  92,000
   Less accumulated depreciation and amortization                      (29,000)
                                                                     ---------
                                                                     $  63,000
                                                                     =========

NOTE 6 - OTHER MATTERS

Loan to related party - In March 2002, the Company advanced $59,000 to an officer of its principal shareholder, Noga Investments in Technology, Ltd. (Noga") at his request. The loan is guaranteed by Noga, was due in March 2002 and remains unpaid in October 2002. The Company's repeated attempts to obtain repayment have been unsuccessful. Further, published reports in Israel in September 2002 indicate that Noga's parent may be in significant financial distress (including protection from creditors) and that these difficulties may also affect Noga. As such, the Company currently considers collection of this receivable to be in doubt and has charged second quarter operations with an allowance for uncollectable accounts of $59,000. The Company intends to continue to pursue collection, including legal action if appropriate, in this matter.

Non-cash charge for options/warrants issued to consultants - The non-cash charge for options/warrants results from options granted to non-employee members of management and to consultants. The charge in the six months ended August 31, 2002 includes approximately $120,000 related to the termination of the services of one of these consultants in March 2002. Also see Form 10-KSB for the year ended February 28, 2002.

Options - In May 2002, options to purchase 1,055,833 shares of class A common stock expired unexercised including options to purchase 805,833 shares held by ongoing personnel/consultants including the Chairman, Chief Scientific Officer, Treasurer and others.

NOTE 7 - COMMITMENTS AND CONTINGENCIES; EXIT ACTIVITIES:

Lease commitment; exit activities - The Company has a lease commitment (as a subtenant) for its headquarters in Lynnfield, MA as described further in Note 8 to the Consolidated Financial Statements contained in its Form 10-KSB for the year ended February 28, 2002. In July 2002, the Company determined that it should either substantially reduce or eliminate this space. As such, the Company approached its landlord to reduce its space or terminate the lease. At that time, the Company ceased paying the monthly rent. In September 2002, the overtenant/landlord declared the Company in default of its lease and expressed its intention to begin to draw down on a letter of credit in their favor for $58,500 and demanded that the Company reinstate the letter of credit to the full amount as required in the lease. The Company responded that it was not in a position to satisfy its obligations and wished to terminate the relationship amicably. The landlord and the Company have been showing the space to prospective new tenants in order to mitigate this situation. No resolution of this matter has been reached at this time. The Company currently plans to vacate the facility in November 2002.

If the Company vacates this facility in November 2002, there would be a remaining obligation of approximately $230,000 in rent and utilities through the end of the lease in June 2004. In addition, the Company has assets in place at the facility including approximately $44,000 of furniture/phone system and approximately $18,000 of leasehold improvements that could be impaired. The Company and its overtenant/landlord have discussed the Company being granted a credit toward its remaining lease obligation for leaving the furniture and phone system behind.

The Company has adopted Statement of Financial Accounting Standards No. 146 ("Statement 146'), "Accounting for Costs Associated with Exit and Disposal Activities", issued in July 2002, for this planned exit activity. Statement 146 expresses the fundamental conclusion that commitment of management to a "plan" does not create a present obligation that meets the definition of a liability. As such, Statement 146 requires that the liability for exit activities be recorded when "incurred" and not when management commits to a "plan". Statement 146 also introduces "fair value" to account for the time value of a liability. In the instance of the Lynnfield lease, a liability for the unused portion of the lease would be recorded when the Company actually "ceases to receive service"; in this case, vacates the premises. While Statement 146 specifically does not apply to the retirement of long-lived assets, management currently believes that the majority of the affected assets will be realized through credit against the remaining liability. Since the Company presently expects that it will vacate the premises in November 2002 it expects that it will therefore take a charge at that time for the remaining lease commitment, less credits given by the landlord for the furniture/phone system. Additional charges or present value calculations may increase or decrease the determination of the liability when it is ultimately incurred and recorded. Under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company has begun accelerating the amortization of the non-recoverable leasehold improvements over the period from July 2002 to November 2002. Regarding the $58,500 of restricted cash classified as non-current, the Company has elected not to reclassify this to current assets since it is the Company's obligation to reinstate any draw-downs that the Landlord makes. The Company does not, however, expect to reinstate the letter of credit. To date, no litigation or other difficulties have occurred that could increase the cost of such exit activities.

Litigation - The Company has been sued for collection of a bill for storage for approximately $17,000 that it disputes. Settlement discussions are in progress and the Company intends to vigorously defend and counterclaim should such matter not be settled on a reasonable basis. The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company for various claims related to the 1997 restructuring that the Company believes do not exceed $30,000. See also, lease commitment matter above. Also see Form 10-KSB for the year ended February 28, 2002.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these many risks include (a) we have incurred and expect to continue to incur significant losses, (b) if we cannot obtain additional financing or a strategic business relationship, we will not be able to continue our planned operations beyond approximately November 30, 2002 (unless we receive cooperation from our vendors and/or cut additional significant costs ), (c) we may never achieve or maintain sales or profitability, (d) we are dependent on the Illuminator products for all of our revenue, if any, in the next twelve months, (e) revenue for the Illuminator products is largely dependent upon success in demonstrating a unique benefit of our product in diagnosing a particular pathology, which has not yet occurred and is not assured, (f) revenue for the Illuminator products, should such unique benefit be determined, is also highly dependent upon the availability of reimbursement to physicians, hospitals and other healthcare providers, (g) we are dependent on an outsourced manufacturer for all of our production (g) additional development work is necessary to commercialize our products and we have had to cut back such efforts to preserve cash which creates a competitive disadvantage and (h) we are subject to extensive regulation by the US Food and Drug Administration. For a more complete description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2002. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

      Background and history

      We have been engaged in research and development activities and received U.S. marketing clearance from the FDA for our first two products, Illuminator Probe and Illuminator Surface Coil. Our clearance for these products is limited to use with the General Electric 1.5T Signa(R) MRI Systems. These products are intended to non-invasively aid in producing high-resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease. We have no revenues and have experienced significant operating losses (see "Plan of Operations and Liquidity" below)

      We developed our products in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York ("MSSM") that was concluded in October 2000. We have engaged a third party manufacturer to produce the Illuminator products. We established our first clinical study in October 2001 with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School in order to further investigate the clinical effectiveness and advantages of our products. We began imaging healthy volunteers in addition to clinical cases at BWH in July 2002; this gives us more time flexibility to experiment with methods and protocols of use. We established a second study using patients and volunteers at Dartmouth Hitchcock Medical Center in Lebanon, New Hampshire in August 2002. We believe that our products are working as intended. We believe, however, that we must demonstrate a unique application that demonstrates a measurably better diagnostic result with our products than is available by other means. Our reference imaging to date has shown promise and useful results, however, we have not yet been able to demonstrate such unique advantages in a particular application. We continue to believe that such unique advantages can be attained and that additional work performing "reference imaging" is necessary to accomplish this goal. This work involves experimenting with, and/or developing new, imaging protocols, techniques and methods. Once these issues are concluded, additional development work would be needed to commercialize the products including: (a) efforts to make them compatible with the manufacturers of MRI machines other than General Electric, (b) manufacturing engineering and design work on "auto-tune" interfaces, (c) changes and refinements that result from matters learned through use of the products as well as other matters.

      We are also developing another product, Artery View, for MRI imaging from within the arteries. The work on this product was begun in our work with MSSM. In September 2002 we successfully concluded animal studies using our Artery View under a January 2002 agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School. In an effort to preserve cash, further development of this product has been curtailed or reduced.

      In September 2002, a patent for technology underlying the Illuminator Probe was granted to our Chief Scientific Officer and four scientists from the team at MSSM. The rights to use such patent were assigned by these persons to the Company. In addition, the Company has concluded a royalty agreement with MSSM that calls for a 3% royalty to MSSM on Illuminator Probe sales, as contemplated by the original collaborative agreement with MSSM. Recently, the Company has been advised of a Notice of Allowance of its patent application regarding the Artery View Product.

      Plan of Operations and Liquidity

      We had approximately $1,345,000 in cash and approximately $725,000 in working capital at August 31, 2002.

      Cash used by operations and financing activities during the six months ended August 31, 2002 totaled approximately $1,746,000 (including a loan to an officer of Noga of approximately $59,000).

      Of trade accounts payable at August 31, 2002, approximately $84,000 (19%) represents amounts invoiced by one vendor for engineering services. We are reviewing these amounts as well as a subsequent invoice for approximately $9,000, and reserve our right to dispute the invoices. We have suspended all work from the vendor.

      We have supported our activities by equity financings including approximately $7,749,000 during the fiscal years ended February 28, 2002 and 2001. Approximately 75 % of that financing was provided by one investor, Noga Investments in Technology, Ltd. ("Noga"). For a significant period of time and as recently as August 2002, Noga has indicated its commitment to make further investments in the Company to support its business plans. Published reports in Israel in September 2002 indicate that Noga's parent company is experiencing significant financial distress (involving protection from creditors) and that such distress may extend to Noga. It is now unclear to the Company whether the investment undertakings of Noga will be met. Collection of $59,000 due under a loan to an officer of Noga is similarly in question, see Note 6 to Condensed Consolidated Financial Statements.

      The Company's efforts are currently focused on: (a) clinical reference studies to further investigate the clinical utility and unique application of the Company's Illuminator products and (b) capital raising and business development activities. In an effort to preserve cash while focusing on the activities above, further engineering development and regulatory work on the Illuminator products and further significant development of the Artery View product for intravascular MRI imaging has been curtailed, and the Company plans to further reduce, and defer payment of, its expenses. Among the measures being taken to reduce or defer expenses are:

      o     Reducing our non-executive employee base

      o Deferring a portion of compensation to executive management and the Board

      o     Exiting the Lynnfield headquarters in November 2002

      o Curtailing virtually all engineering and development contracts which do not have immediate significance

      o Seeking the cooperation of creditors to accept deferrals or reduced payments of obligations

      Management believes that these measures are necessary to permit the Company additional time to attempt to attract new resources or a strategic relationship that may permit its plans to go forward. To support its efforts, the Company has hired Sands Brothers, Ltd., an investment banking firm, on a non-exclusive basis to assist it in assessing strategic alternatives including accessing the capital markets.

      Under the Company's plan, the exit from the Lynnfield headquarters would trigger the recognition of a liability for the fair value of the remaining lease payments less credits for furniture and phone systems left in place at the landlord's request and less any sublet income (which is currently uncertain). If a new tenant for the Company's space is not forthcoming, then the Company expects that it would record a significant charge to its third quarter (November 30, 2002) operations for the approximately $190,000 net remaining liability (before fair value adjustments) of the lease. See also Note 7 to Condensed Consolidated Financial Statements. This, coupled with planned losses from operations in the third quarter would leave the Company will little or no working capital or shareholders' equity at November 30, 2002. Because the (a) lease liability is payable over 19 months, and (b) several creditors have, to date, not objected to the Company's deferral of payments, there would still be cash available at November 30, 2002.

      Based on this plan of operation, we anticipate that our existing cash and working capital at August 31, 2002 will be sufficient to meet our obligations through approximately November 30, 2002 and that thereafter we will be dependent on the cooperation of our creditors, which if received, could permit us to operate until approximately May 2003.

      We presently have no commitments for the additional financing necessary to continue our operations other than Noga's unfulfilled commitment. If we are unsuccessful in obtaining sufficient financing, we may be forced to further delay, scale back or curtail some or all of our planned operations. Our plan of operations and capital requirements are dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results" in our Annual Report on Form 10-KSB for the year ended February 28, 2002.

      We have no significant commitments or plans to purchase equipment or other capital assets.

      Critical Accounting Principles -

      In response to recent SEC guidance to issuers, we have identified critical accounting principles that affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

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

      Accounting for Exit and Disposal Activities - In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"). Statement 146 changes the accounting for the costs of exiting certain activities. Statement 146 expresses the fundamental conclusion that commitment of management to a "plan" does not create a present obligation that meets the definition of a liability. As such, Statement 146 requires that the liability for exit activities be recorded when "incurred" and not when management commits to a "plan". Statement 146 also introduces "fair value" to account for the time value of a liability. In the instance of the Lynnfield lease, a liability for the unused portion of the lease would be recorded when the Company actually "ceases to receive service"; in this case, vacates the premises. Statement 146 is mandatory for periods after 2002 and earlier adoption is encouraged. The Company has adopted Statement 146, as recommended by the Financial Accounting Standards Board. Currently the Company plans to vacate the premises and "cease to receive services" in November 2002. At that time, the remaining lease obligation would be approximately $230,000 (see Note 7 to Consolidated Financial Statements for additional information).

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

      Results of Operations -

      Operating expenses for the three and six months ended August 31, 2002 were $970,000 and $2,177,000, compared to $906,000 and $1,811,00 three and six months of the prior year.

      Included in operating expenses are stock compensation charges under SFAS No. 123 of $155,000 and $495,000 for the three and six months ended August 31, 2002 and $173,000 and $346,000 for the three and six months of the prior year. Such charges result from options and warrants granted to consultants and other non-employees. The increase in the current six-month relates principally to a non-recurring charge to operations in the quarter ended May 31, 2002 of approximately $120,000 related to the termination of a financial advisory agreement in March 2002. Such charges could decrease in future quarters as the period of amortization of charges for one consultant ended during the quarter ended August 31, 2002. Such charges would, however, increase if new options or warrants were granted to consultants that we employ or may employ in the future. At August 31, 2002, unamortized compensation charges totaled approximately $62,000. This information is provided for additional information and analysis.

      Of the remaining operating expenses of $815,000 and $1,682,000 for the three and six months ended August 31, 2002, the principal components were the following: (a) costs for human resources, including outsourced resources, of approximately $365,000 and $800,000, respectively, (b) outsourced engineering project costs of approximately $160,000 and $260,000, respectively, and (c) professional services, insurance and investor relations costs of approximately $100,000 and $250,000, respectively. This information is provided for additional analysis and information and is not otherwise required - see the required Plan of Operations and Liquidity for a discussion of the Company's plans and changes made subsequent to August 31, 2002.

      Other income of approximately $7,000 and 17,000 in the quarter and six months ended August 31, 2002 consisted principally of interest income. Such amounts are lower than the prior year because of both lower average balances and lower interest rates.

Item 3. Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                      -------------------------------------

PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

In August 2002, we issued warrants to purchase up to 250,000 shares of our common stock at $.80 per share to our investment bank, Sands Brothers & Co., Ltd. and several of their employees. We became obligated to issue the warrants in April 2002 as partial consideration for services under our agreement with the investment bank entered into in January 2002. The warrants vested immediately upon grant and expire on June 30, 2003. In connection with the execution of our agreement with Sands Brothers & Co., Ltd. in January 2002, we issued warrants to purchase an additional 250,000 shares on like terms to that firm and several of its employees. We believe that the issuance of these securities was exempt from registration under the Securities Act by virtue of Section 4(2) thereunder. The issuance did not involve a general solicitation and we believe that the grantees were either accredited or sophisticated.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

            99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.


      (b) The Company filed no reports on Form 8-K during the quarter ended August 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MAGNA-LAB INC.
                                           (Registrant)

Date: October 15, 2002           By: /s/ John R. Geisel
                                    ------------------------------
                                    John R. Geisel, Chief Executive
                                    Officer (Principal Executive Officer),


                                 By: /s/ Kenneth C. Riscica
                                    ------------------------------
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

Certifications follow this page.

                                 CERTIFICATIONS

      I, John R. Geisel, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Magna-Lab Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 15, 2002
                                 By: /s/ John R. Geisel
                                 ---------------------------------
                                     John R. Geisel
                                     Chief Executive Officer

      I, Kenneth C. Riscica, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Magna-Lab, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: October 15, 2002          By: /s/ Kenneth C. Riscica
                                    ------------------------------
                                     Kenneth C. Riscica
                                     Chief Financial Officer