Form 10QSB
period 2002-11-30
MAGNA LAB INC
filed 2003-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: November 30, 2002

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                 to
                                           ---------------    -----------------

                         Commission file number 0-21320

                                 Magna-Lab Inc.
        (Exact name of small business issuer as specified in its charter)

             New York                                            11-3074326
  (State or other Jurisdiction                                 (IRS Employer
of Incorporation or organization)                            Identification No.)

              6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791
                    (Address of principal executive offices)

                                 (516) 393 5874
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 10, 2002

Class A Common Stock, $.001 Par Value                            74,079,453

Class B Common Stock, $.001 Par Value                               379,485
               Class                                               Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

    ITEM 1. - FINANCIAL STATEMENTS

          CONDENSED CONSOLIDATED BALANCE SHEET                                 2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                      3

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                      4

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY             5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               6-9

    ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    10-13

    ITEM 3. - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES                14

PART II - OTHER INFORMATION

    ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                                14

SIGNATURES                                                                    15

CERTIFICATIONS                                                             16-17

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2002 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    943,000
  Inventory, deposits and prepaid expenses                               40,000
                                                                   ------------

     Total current assets                                               983,000

PROPERTY AND EQUIPMENT, net                                              20,000
                                                                   ------------
                                                                   $  1,003,000
                                                                   ============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                 $    423,000
  Accrued expenses and other current liabilities                        512,000
                                                                   ------------
        Total current liabilities                                       935,000
                                                                   ------------


COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                           1,000
  Capital in excess of par value                                     26,878,000
  Accumulated deficit                                               (26,885,000)
                                                                   ------------
        Total stockholders' equity                                       68,000
                                                                   ------------
                                                                   $  1,003,000
                                                                   ============


See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended              Nine months ended
                                                         ------------------              -----------------
                                                            November 30,                    November 30,
                                                            ------------                    ------------
                                                       2002            2001            2002            2001
                                                   ------------    ------------    ------------    ------------
REVENUES                                           $         --    $         --    $         --    $         --
                                                   ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
  Selling, general and administrative, including
   $59,000 provision for uncollected receivable
   from related party in the nine months 2002           612,000         782,000       1,605,000       1,712,000
  Stock compensation charge                              24,000         178,000         519,000         525,000
  Research and development                              190,000         493,000         879,000       1,026,000
                                                   ------------    ------------    ------------    ------------
                                                        826,000       1,453,000       3,003,000       3,263,000
                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Other income                                           19,000              --          19,000              --
  Interest income                                         4,000          29,000          21,000         127,000
                                                   ------------    ------------    ------------    ------------
NET LOSS                                           $   (803,000)   $ (1,424,000)   $ (2,963,000)   $ (3,136,000)
                                                   ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                   74,460,000      72,500,000      74,460,000      71,100,000
                                                   ============    ============    ============    ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                                $      (0.01)   $      (0.02)   $      (0.04)   $      (0.04)
                                                   ============    ============    ============    ============


See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                   (unaudited)

                                                                Nine months ended November 30,
                                                                ------------------------------
                                                                      2002           2001
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(2,963,000)   $(3,136,000)
                                                                  -----------    -----------
  Adjustments:
    Depreciation and amortization                                      22,000          3,000
    Non-cash charge for options/warrants                              519,000        525,000
    Allowance for related party receivable                             59,000             --
    Use cash pledged to pay lease                                      59,000             --
 Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                           59,000             --
    Accounts payable, accrued liabilities and all other               156,000        585,000
                                                                  -----------    -----------
           Total adjustments                                          874,000      1,113,000
                                                                  -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                              (2,089,000)    (2,023,000)
                                                                  -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to Related Party, Noga                                       (59,000)            --
    Purchase of property and equipment                                     --        (69,000)
    Cash pledged to secure lease                                           --        (59,000)
                                                                  -----------    -----------

                                                                  -----------    -----------
 NET CASH USED IN INVESTING ACTIVITIES                                (59,000)      (128,000)
                                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Class A common shares in private placement                --        836,000
     Cost of private placements                                            --        (58,000)
                                                                  -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  --        778,000
                                                                  -----------    -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (2,148,000)    (1,373,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               3,091,000      5,816,000
                                                                  -----------    -----------
  End of period                                                   $   943,000    $ 4,443,000
                                                                  ===========    ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None


See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the nine months ended November 30, 2002 (unaudited)

                                                        Common Stock
                                     -----------------------------------------------  Capital in
                                              Class A                 Class B           Excess
                                     -----------------------------------------------    of Par       Accumulated
                                        Shares       Amount      Shares     Amount       Value           Deficit
                                     ------------------------------------------------------------------------------
BALANCES, February 28, 2002          74,079,453     $74,000     379,485     $1,000     $26,359,000     $(23,922,000)

OPTION/WARRANT CHARGE                        --          --          --         --         519,000               --

NET LOSS                                     --          --          --         --              --       (2,963,000)
                                     ------------------------------------------------------------------------------

BALANCES, November 30, 2002          74,079,453     $74,000     379,485     $1,000     $26,878,000     $(26,885,000)
                                     ==============================================================================


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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has been engaged in research, development and commercialization activities. The Company received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") in 2001 for its first two products, the Illuminator Probe(TM) and the Illuminator Surface Coil(TM). These products are intended to non-invasively aid in the production of high-resolution Magnetic Resonance Imaging ("MRI") images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease.

The Company's efforts are currently focused on capital raising and business development activities in order to permit the Company to complete clinical reference studies to further investigate the clinical utility and unique application of the Company's Illuminator products as a prerequisite to commercialization. During the quarter ended November 30, 2002, the Company's principal investor, who had committed to provide additional capital, was placed under the control of a "Provisional Receiver" as a result of its financial difficulties. While the Company seeks new sources of capital or a strategic partner to permit it to continue its activities, the Company has terminated all non-executive personnel, vacated its principal executive office in Lynnfield, MA, ceased paying vendors and curtailed most activities including further engineering development and regulatory work on the Illuminator products and further development of the Artery View product for intravascular MRI imaging.

The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - The Company's activities have been supported by equity financings including approximately $7,749,000 raised in the two fiscal years ended February 28, 2002. As indicated in the accompanying condensed consolidated balance sheet, at November 30, 2002, the Company had approximately $943,000 in cash and after approximately $935,000 in liabilities had only approximately $48,000 in working capital. The Company expects to have negative working capital beginning in December 31, 2002. For the three and nine months ended November 30, 2002, the Company had a loss from operations of approximately $803,000 and $2,963,000, respectively. In addition, the Company utilized approximately $2,148,000 in cash during the nine months ended November 30, 2002. Further, losses are continuing subsequent to November 30, 2002. The Company is in need of immediate additional financing or a strategic arrangement in order to continue its planned activities for the remainder of the current fiscal year. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. The Company's plans to deal with this uncertainty include reducing expenditures, requesting forbearance from creditors and raising additional capital or entering into a strategic arrangement with a third party. There can be no assurance that management's plans to reduce expenditures, gain cooperation from creditors, raise capital or enter into a strategic arrangement can be realized. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - DEVELOPMENT ACTIVITIES:

In October 2001, the Company entered into a Clinical Trial Agreement with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School for BWH to conduct a clinical study of the Company's Illuminator products as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. In July 2002, the Company and BWH agreed to amend the agreement to allocate the paid up cost of the agreement to imaging of 15 healthy volunteers. Such imaging commenced in July 2002 and was completed in November 2002. The Company established a second study using patients and volunteers at Dartmouth Hitchcock Medical Center in Lebanon, New Hampshire in August 2002 and that study was completed in November 2002.

In January 2002, the Company entered into an Animal Study Agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School, to conduct a study of the Artery View intravascular catheter coil as discussed further in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002. The purpose of the study is to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals. The Company charges the payments to expense based generally upon the progress of the study, which has a term of nine months. During the quarter and nine months ended November 30, 2002, approximately $0 and $23,000, respectively, was paid and approximately $10,000 and $30,000, respectively, was charged to expense for the progress of this agreement. In September 2002, the study was successfully completed and the final budgeted payment of $24,000 under the agreement has been accrued. Indications from MGH are that no final payment may be required or a small refund may be due to the Company. The Company will record a final credit or charge when it receives a final accounting from MGH.

In September 2002, a patent for technology underlying the Illuminator Probe was granted to the Company's Chief Scientific Officer and four scientists from the team at the Mount Sinai School of Medicine in New York ("MSSM") where the Company's initial research was performed. The rights to use such patent were assigned by these persons to the Company. In addition, the Company has concluded a royalty agreement with MSSM that calls for a 3% royalty to MSSM on Illuminator Probe sales, as contemplated by the original collaborative agreement with MSSM. Recently, the Company has been advised of a Notice of Allowance of its patent application regarding the Artery View Product.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

At November 30, 2002, the four largest creditors in accounts payable comprise approximately 53% of the balance. Two vendors have billed an aggregate approximately $135,000 for engineering services and the Company has ceased these projects and reserves its rights to dispute amounts billed. Balances from two other vendors aggregating approximately $90,000 are from professional service firms that no longer provide service to the Company (for services which the Company would dispute) and who have not recently sought collection. Additionally, accounts payable includes approximately $47,000 of liabilities associated with the Company's pre-1997 activities that were not resolved.

Included in accrued expenses and other current liabilities at November 30, 2002 are the following:

        Exit liability for Lynnfield facility (see Note 8)     $207,000
        Payroll and deferred compensation                       113,000
        Accruals remaining from 1997 restructure                 92,000
        Professional fees and collaborations                     48,000
        All other                                                52,000
                                                               --------
                 Total                                         $512,000
                                                               ========

On October 31, 2002, the Company vacated its principal executive office in Lynnfield, MA, as further discussed in Note 8, resulting in the exit liability listed above.

Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and the Board members agreed to defer 100% of their compensation. Certain of these persons have arrangements with the Company that call for payments in the event of termination (none of which are accrued), see Note 8 - Commitments and Contingencies. Compensation voluntarily deferred by these individuals at November 30, 2002 totaled approximately $75,000 including approximately $47,000 in accrued liabilities and $28,000 in accounts payable.

On November 30, 2002, all full time non-executive personnel of the Company were terminated and their final pay, (including vacation pay) of approximately $36,000 was included in accrued liabilities above and was paid in December 2002.

During the quarter ended November 30, 2002, approximately $13,000 of liabilities related to pre-1997 activities were agreed to be settled and liabilities for approximately $19,000 were credited to Other Income to reflect management's assessment of the remaining exposures as a result of these settlements.

NOTE 6 - PROPERTY AND EQUIPMENT:

Details of property and equipment at November 30, 2002 are as follows:

        Machinery, equipment, furniture and leasehold improvements     $ 31,000
        Less accumulated depreciation and amortization                  (11,000)
                                                                       --------
                                                                       $ 20,000
                                                                       ========

During the quarter ended November 30, 2002, approximately $61,000 of assets, principally furniture, telephones and leasehold improvements, were retired when the Company vacated its facility in Lynnfield, MA. After receiving credit for approximately $16,000 from the landlord (see Note 8) and accelerated depreciation associated with the exit activity, the loss on disposal was not material.

NOTE 7 - OTHER MATTERS

Loan to related party - In March 2002, the Company advanced $59,000 to an officer of its principal shareholder, Noga Investments in Technology, Ltd. (Noga") at his request. The loan is guaranteed by Noga, was due in March 2002 and remains unpaid in January 2003. The Company established an allowance for uncollectable accounts for this amount in August 2002 after repeated attempts to obtain repayment were unsuccessful and published reports in Israel in September 2002 indicated significant financial distress affecting Noga. In November 2002, a "Provisional Receiver" was appointed for Noga. The Company intends to continue to pursue collection, including legal action if appropriate, in this matter.

Non-cash charge for options/warrants issued to consultants - The non-cash charge for options/warrants results from options granted to non-employee members of management and to other consultants. The charge in the nine months ended November 30, 2002 includes approximately $120,000 related to the termination of the services of one of these consultants in March 2002. Also see Form 10-KSB for the year ended February 28, 2002.

Options - In May 2002, options to purchase 1,055,833 shares of class A common stock expired unexercised including options to purchase 805,833 shares held by ongoing personnel/consultants including the Chairman, Chief Scientific Officer, Treasurer and others.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES; EXIT ACTIVITIES:

Lease commitment; exit activities - The Company has a lease commitment (as a subtenant) for its former headquarters in Lynnfield, MA as described further in
Note 8 to the Consolidated Financial Statements contained in its Form 10-KSB for the year ended February 28, 2002. In July 2002, the Company determined that it should either substantially reduce or eliminate this space. As such, the Company approached its landlord to reduce its space or terminate the lease. At that time, the Company ceased paying the monthly rent. In September 2002, the overtenant/landlord declared the Company in default of its lease and expressed its intention to begin to draw down on a letter of credit in their favor for $58,500 and demanded that the Company reinstate the letter of credit to the full amount as required in the lease. The Company responded that it was not in a position to satisfy its obligations and wished to terminate the relationship amicably. The landlord and the Company have been showing the space to prospective new tenants in order to mitigate this situation. On October 31, 2002, the Company vacated this facility.

When the Company vacated this facility, there was a remaining obligation of approximately $242,000 in rent and utilities through the end of the lease in June 2004. It is as yet unclear whether any recovery from sublease of the space will mitigate this liability. The Company has adopted Statement of Financial Accounting Standards No. 146 ("Statement 146'), "Accounting for Costs Associated with Exit and Disposal Activities", issued in July 2002, for this exit activity. As such, the Company took a charge of approximately $228,000 in the quarter ended November 30, 2002 representing the present value of the future lease payments (assuming an 8% interest rate) and assuming no offsetting sublease income would be available to mitigate the remaining obligation due to the depressed market for office space in the greater Lynnfield area and in that building. Should a new tenant be subsequently found, any sublease income would be recorded at a later date as a reduction of the recorded lease obligation. The entire liability has been recorded as a current obligation since the current portion, together with the unfilled current obligation to restore the letter of credit with restricted cash represents approximately 85% of the liability.

The Company had assets in place at the facility including approximately $43,000 of furniture/phone system and approximately $18,000 of leasehold improvements. The landlord offered to credit the Company with approximately $16,000 for certain assets left behind and this amount, together with remaining cash pledged to secure a letter of credit in favor of the landlord, has been offset from the lease liability in the accompanying consolidated condensed financial statements. The remaining assets were depreciated on an accelerated basis from July 2002 through October 2002 and then written off.

To date, no litigation or other difficulties have occurred that could increase the cost of such exit activities.

Litigation - The Company has agreed to a settlement for a collection litigation regarding a bill for storage for approximately $17,000 that it had disputed. The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company (one of which was settled during the quarter ended November 30, 2002) for various claims related to the 1997 restructuring that the Company believes do not exceed $25,000. One recent vendor has had their attorney contact the Company. See also, lease commitment matter above. Also see Form 10-KSB for the year ended February 28, 2002.

Termination contingencies - The Company's current financial situation calls into question the ability to continue to pay members of executive management who have arrangements that call for payments in the event of their termination. Such termination payments generally are for one year's compensation and could therefore be very significant. No accruals have been made for any termination payments.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these many risks include (a) we are in need of immediate substantial additional financing or a strategic business arrangement in order to continue our planned activities and such financing or business arrangement may not be available and we may be required to cease operations at any time (b) we have incurred and expect to continue to incur significant losses, (c) we may never achieve or maintain sales or profitability,
(d) we are dependent on the Illuminator products for all of our revenue, if any, in the next twelve months, (e) revenue for the Illuminator products is largely dependent upon success in demonstrating a unique benefit of our product in diagnosing a particular pathology, which has not yet occurred and is not assured, (f) revenue for the Illuminator products, should such unique benefit be determined, is also highly dependent upon the availability of reimbursement to physicians, hospitals and other healthcare providers, (g) we are dependent on an outsourced manufacturer for all of our production (h) additional development work is necessary to commercialize our products and we have had to cut back such efforts to preserve cash which creates a competitive disadvantage and (i) we are subject to extensive regulation by the US Food and Drug Administration. For a more complete description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2002. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

      Background and history

      We have been engaged in research and development activities and received U.S. marketing clearance from the FDA for our first two products, Illuminator Probe and Illuminator Surface Coil. Our clearance for these products is limited to use with the General Electric 1.5T Signa(R) MRI Systems. These products are intended to non-invasively aid in producing high-resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease. We have no revenues and have experienced significant operating losses (see "Plan of Operations and Liquidity" below)

      We developed our products in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York ("MSSM") that was concluded in October 2000. We have engaged a third party manufacturer to produce the Illuminator products. We established our first clinical study in October 2001 with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School in order to further investigate the clinical effectiveness and advantages of our products. We began imaging healthy volunteers in addition to clinical cases at BWH in July 2002; this gave us more time flexibility to experiment with methods and protocols of use. We established a second study using patients and volunteers at Dartmouth Hitchcock Medical Center in Lebanon, New Hampshire ("DHMC") in August 2002. We believe that our products are working as intended. We believe, however, that we must demonstrate a unique application that demonstrates a measurably better diagnostic result with our products than is available by other means. Our reference imaging to date has shown promise and useful results, however, we have not yet been able to definitively demonstrate such unique advantages in a particular application. We continue to believe that such unique advantages can be attained and that additional work performing "reference imaging" is necessary to accomplish this goal. This work involves experimenting with, and/or developing new imaging protocols, techniques and methods. Once these issues are concluded, additional development work would be needed to commercialize the products including: (a) efforts to make them compatible with the manufacturers of MRI machines other than General Electric,
(b) manufacturing engineering and design work on "auto-tune" interfaces, (c) changes and refinements that result from matters learned through use of the products as well as other matters. In November 2002, the initial reference imaging at BWH and DHMC was successfully concluded and further work was suspended pending receipt of additional financing or a strategic business relationship.

      We have also been developing another product, Artery View, for MRI imaging from within the arteries. The work on this product was begun in our work with MSSM. In September 2002 we successfully concluded animal studies using our Artery View under a January 2002 agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School. In an effort to preserve cash, further development of this product has been largely curtailed.

      In September 2002, a patent for technology underlying the Illuminator Probe was issued to our Chief Scientific Officer and four scientists from the team at MSSM. The rights to use such patent were assigned by these persons to the Company. In addition, the Company has concluded a royalty agreement with MSSM that calls for a 3% royalty to MSSM on Illuminator Probe sales, as contemplated by the original collaborative agreement with MSSM. Recently, the Company has been advised of a Notice of Allowance of its patent application regarding the Artery View Product.

      Plan of Operations and Liquidity

      At November 30, 2002, we had approximately $943,000 in cash but our working capital and stockholders' equity were nearly depleted at approximately $48,000 and 68,000, respectively, and we continue to lose money.

      Cash used by operations and financing activities during the nine months ended November 30, 2002 totaled approximately $2,148,000 (including a loan to an officer of Noga of approximately $59,000).

      We have supported our activities by equity financings including approximately $7,749,000 during the fiscal years ended February 28, 2002 and 2001. Approximately 75 % of that financing was provided by one investor, Noga Investments in Technology, Ltd. ("Noga"). For a significant period of time and as recently as August 2002, Noga had indicated its commitment to make further investments in the Company to support its business plans. Published reports in Israel in September 2002 reported that Noga's parent company was experiencing significant financial distress (involving protection from creditors) and that such distress may extend to Noga. In November 2002, the District Court of Tel-Aviv appointed a "Provisional Receiver" to seize and manage Noga's assets. It is now unclear to the Company whether the investment undertakings of Noga will be met and collection of $59,000 due under a loan to an officer of Noga is similarly in question, see Note 7 to Condensed Consolidated Financial Statements.

      The Company's efforts are currently focused on capital raising and business development activities. Essentially all other activities have been curtailed including further clinical reference studies to further investigate the clinical utility and unique application of the Company's Illuminator products as well as further engineering development and regulatory work on the Illuminator products and further significant development of the Artery View product for intravascular MRI imaging. During the quarter ended November 30, 2002, the Company exited its Lynnfield, MA executive offices (triggering an exit liability of approximately $228,000, See Notes 5 and 8 to Condensed Consolidated Financial Statements), terminated all of its non-executive personnel, reduced management's and the Board's compensation under informal voluntary agreements and ceased substantially all engineering and development activities. The Company is presently having preliminary discussions with several parties about financing or a strategic business relationship. To support its efforts, the Company has hired Sands Brothers, Ltd., an investment banking firm, on a non-exclusive basis to assist it in assessing strategic alternatives including accessing the capital markets. While such discussions are occurring, additional cost reductions are being planned including possible further reductions in compensation and exiting temporary quarters (without penalty) taken in Massachusetts.

We are essentially out of working capital to pursue our plan but we still have cash. Based on an analysis of our liabilities, we are dependent on the cooperation of our creditors to permit us to continue to operate. An analysis of our accounts payable and accrued and other liabilities indicates that our largest payables are: a lease liability for exit activities (approximately $207,000), payables and accruals related to certain pre-1997 matters (approximately $139,000), two engineering vendors (approximately $135,000) and management compensation (approximately

$75,000). In general these, parties are aware of our weak financial position and search for financing and have not taken action. The continued cooperation of these parties, is not assured.

      We presently have no commitments for the additional financing necessary to continue our operations other than Noga's unfulfilled commitment. If we are unsuccessful in obtaining sufficient financing, we may be forced to curtail all of our activities. Our plan of operations and capital requirements are also dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results" in our Annual Report on Form 10-KSB for the year ended February 28, 2002.

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

      Going Concern Consideration - Our condensed consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to raise capital, enter into a strategic arrangement or complete commercialization and/or development can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

      Accounting for Exit and Disposal Activities - In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"). Statement 146 changes the accounting for the costs of exiting certain activities. Statement 146 is mandatory for periods after 2002 and earlier adoption is encouraged. The Company has adopted Statement 146, as recommended by the Financial Accounting Standards Board, for its exit from its Lynnfield, MA executive offices when it "ceased top receive services" at the end of October 2002. In accruing the present value of the remaining lease obligation, the Company assumed that no sublet income would be available to mitigate the remaining obligation due to the depressed market for office space in the greater Lynnfield area and in that building. Should a new tenant be found any sublease income would be recorded at a later date as a reduction of the recorded lease obligation (see Note 8 to Consolidated Financial Statements for additional information). The entire liability has been recorded as a current obligation since the current portion, together with the unfilled current obligation to restore the letter of credit with restricted cash represents approximately 85% of the liability.

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

      Contingent liabilities - Certain persons have arrangements with the Company which call for payments in the event of termination. The Company's financial position calls into question the ability of the Company to continue to pay such persons. No provision for termination payments has been recorded to the Condensed Consolidated Financial Statements.

      Results of Operations -

      Operating expenses for the three and nine months ended November 30, 2002 were $826,000 and $3,003,000, respectively, compared to $1,453,000 and $3,263,00 for the three and nine months of the prior year.

      Included in operating expenses are stock compensation charges under SFAS No. 123 of $24,000 and $519,000 for the three and nine months ended November 30, 2002 and $178,000 and $525,000 for the three and nine months of the prior year. Such charges result from options and warrants granted to consultants and other non-employees. The decrease in the current quarter relates to the expiration of the period of amortization for the most significant charge and this is largely offset in the nine month amounts by a non-recurring charge to operations in the quarter ended May 31, 2002 of approximately $120,000 related to the termination of a financial advisory agreement in March 2002. Such charges would remain at the decreased level in future quarters until and unless new options or warrants were granted to consultants that we employ or may employ in the future. At November 30, 2002, unamortized compensation charges totaled approximately $39,000.

      Of the remaining operating expenses of $802,000 and $2,484,000 for the three and nine months ended November 30, 2002, respectively, the principal components were the following: (a) costs for human resources, including outsourced resources, of approximately $285,000 and $1,085,000, respectively,
(b) charge for the present value of exiting the Lynnfield lease of approximately $228,000 and $228,000, respectively, (c) outsourced engineering project costs of approximately $27,000 and $287,000, respectively, and (d) professional services, insurance and investor relations costs of approximately $110,000 and $410,000, respectively.

      The Company information on Results of Operations above is not required disclosure but is presented in order to provide additional analysis and information.

Item 3. Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Item 6. - Exhibits and Reports on Form 8-K

            (a)   Exhibits

                        99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

                        99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

            (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 2002.

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

                                                MAGNA-LAB INC.
                                              -------------------
                                                 (Registrant)

Date: January 14, 2003               By: /s/ John R. Geisel
                                         --------------------------------------
                                         John R. Geisel, Chief Executive
                                         Officer  (Principal Executive Officer),


                                     By: /s/ Kenneth C. Riscica                .
                                         --------------------------------------
                                         Treasurer and Secretary
                                         (Principal Financial and Accounting
                                           Officer)

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: January 14, 2003                  By: /s/ John R. Geisel
                                             -------------------------------
                                             John R. Geisel
                                             Chief Executive Officer

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 14, 2003                  By: /s/ John R. Geisel
                                             -------------------------------
                                             John R. Geisel
                                             Chief Executive Officer