Form 10KSB
period 2003-02-28
MAGNA LAB INC
filed 2003-05-29
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended               Commission file number 0-21320
             February 28, 2003.

                                 Magna-Lab Inc.
                                 --------------
                 (Name of small business issuer in its charter)

                   New York                                 11-3074326
      -------------------------------              -----------------------------
      (State or other jurisdiction of              (I.R.S. Employer I.D. Number)
       incorporation or organization)

6800 Jericho Turnpike, Suite 120W, Syosset, NY                 11791
----------------------------------------------               ----------
   (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number - (516) 393 5874

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

Check if no disclosure of delinquent files in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form |_|

The issuer's revenues for its most recent fiscal year ended
February 28, 2003:                                                      $     0.
                                                                        --------

The aggregate market value on May 20, 2003 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $300,000
              --------

As of May 20, 2003, 74,079,453 shares of Class A Common Stock, $.001 par value, and 379,485 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one)         YES |_| NO |X|

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

ITEM 1. Description of Business

            Overview

            For more than the last five years, our business has been focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging ("MRI") in detection and diagnosis of coronary heart disease ("CHD") including the most deadly form of CHD, coronary artery disease ("CAD"). CAD is believed to be the leading cause of death in the United States and represents a significant portion of healthcare costs. While many tests currently exist that give indications of CAD, currently only invasive catheterization gives a definitive diagnosis. Our first two products, Illuminator Probe(TM) and Illuminator Surface Coil(TM), are intended to provide a non-invasive means for imaging the heart and associated structures and vessels. These products are designed to be used in conjunction with existing MRI systems and are intended to significantly enhance the diagnostic image created by MRI.

            A key element of our planned activities for the year ended February 28, 2003 included progress on clinical marketing studies using our Illuminator products. Such studies progressed more slowly than we anticipated and so we decreased our expenditures from several other activities in the plan and focused on our imaging objectives. Our plan also contemplated raising necessary capital during the year ended February 28, 2003. Our principal investor, Noga Investments in Technology, Ltd. ("Noga"), had made investment and other financial commitments to us which were a part of our plans. In addition, we worked with an investment bank we had retained in December 2001 to prepare us to raise additional capital and, in July 2002, retained that investment bank to assist us in raising capital with Noga as an expected participant. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in us). In January 2003 we advised Noga's receiver of unfilled financial commitments of Noga to the Company and Noga's receiver subsequently told us of Noga's inability to keep those financial commitments. In March 2003, the investment bank informed us, among other matters, that Noga's receivership was an "extreme disadvantage" to our capital raising efforts. Prior to seeking protection from creditors and going into receivership, Noga gave us no indication that it might not have the ability to fulfill its financial commitments to us. Instead, Noga indicated its intent to increase its financial commitment and to participate in our planned financing.

            As the loss of Noga's financial support and its likely impact on our prospects became clear, we changed our plans, further reducing our expenditures, to give the Company more time to preserve our core assets while we sought a financial or strategic transaction. During October and November 2002 we completed clinical imaging to the point of achieving an in-process milestone, we terminated all non-executive personnel, we vacated our principal executive office in Lynnfield, MA (an effort which had begun in July 2002) and we ceased substantially all development, clinical and other commercialization activities. In addition, our executive officers and Board agreed to defer payment of much of their compensation in September 2002. This was followed in January 2003 by significant cuts in executive compensation and essentially the elimination of Board compensation. In connection therewith, the Company's Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer. Compensation earned but not paid during the period from September 1, 2002 through January 15, 2003 for executive management and the Board aggregates approximately $114,000.

            While we have reduced our expenditures and use of cash very significantly, we currently do not have sufficient cash resources to continue our plan of operation. Our efforts are currently focused on seeking capital or a strategic arrangement so that we can resume the development and commercialization of our products. Alternatively, we are seeking other means to realize value for our core assets through sale, license, merger or otherwise. If such efforts do not succeed, the Company would need to cease all activities and possibly liquidate.

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

            The two Illuminator products were approved for marketing by the United States Food and Drug Administration ("FDA") in May and June 2001 for use with the General Electric 1.5T Signa(R) MRI Systems as further discussed in "Description of Business - Our Products".

            Our products have been developed under the direction of Dr. Lawrence
A. Minkoff, Ph.D. our Founder, President and Chief Scientific Officer. We initially developed these products in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which began in May 1997 and concluded in October 2000. We obtained FDA clearance of our Illuminator products using animal studies. Our business plan calls for human clinical imaging studies in order to further investigate the clinical utility and unique application our products and to serve as a basis for requesting unique reimbursement codes.

            Human clinical studies using the Illuminator products started at Brigham and Women's Hospital, an affiliate of Harvard Medical School in October 2001. Through July 2002, the patient enrollment in the BWH study did not meet our anatomical targeting goal and BWH agreed to expand the study to image healthy volunteers. Imaging healthy volunteers gives us both increased number of patients in the study, but importantly allows us more flexibility in imaging anatomical targets of interest that might not be practical with a clinical case because such cases often involve very sick patients and a focus on their specific needs. The delays in obtaining the clinical imaging results at that time caused us to begin reducing and deferring various planned activities, including marketing activities and infrastructure growth, in order to focus our resources on the clinical work and to preserve cash. In August 2002, we also began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies at JHU.

            In November 2002 both the BWH and the Dartmouth studies were stopped in order to recognize: (a) that these studies had achieved the milestones set by the Company (successfully imaging all four of the coronary arteries in cross section) and (b) the Company's need to preserve cash. The clinical studies at JHU have not yet begun for the same reason.

            We outsource production of our products to a third party manufacturer to produce the Illuminator products and initial production been successful. We have not yet sold any of our products.

            In addition to our existing products, we continually seek to develop new products. We have been developing a minimally invasive device, Artery View, which is designed to permit the cardiologist to see the composition of atherosclerotic plaque from within the arteries. We have developed a working prototype of the Artery View catheter and we conducted successful studies with the device using animals under an Animal Studies Agreement entered into in January 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School. Such studies concluded in September 2002 and the results included high resolution MRI images of coronary sized arteries and assessment of Nitinol stent deployment under MRI guidance.

            During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our development and marketing efforts. In January 2001, Mr. John Geisel joined us as Chief Executive Officer.

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

            Our principal executive offices are located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 where our phone number is (516) 393 5874 and our website is www.magna-lab.com. We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997.

            Our Market

            Over 60 million Americans are reported by the American Heart Association to have active or developing cardiovascular disease. Cardiovascular disease was a primary or contributing factor in 40% of the deaths in the United States. Coronary Heart Disease ("CHD"), the most deadly form of cardiovascular disease, is the number one killer of Americans, taking approximately one life every minute. Over 12,500,000 million Americans have been diagnosed as having CHD of which over 7,500,000 have experienced a heart attack.

            Based on published information of the National Heart Lung and Blood Institute and others, we believe that over $200 billion is spent annually in America on diagnosis, treatment and follow up of patients with cardiovascular diseases including over $58 billion on Coronary Heart Disease, according to the American Heart Association. Within that amount, we believe that over $10 billion dollars is spent on approximately 9.8 million advanced diagnostic procedures (stress tests and angiograms) to detect CAD, the single largest subset of Coronary Heart Disease. We believe that over 12 million Americans have been diagnosed as having CAD and that approximately 6 million people visit U.S. hospitals with CAD complaints annually. We believe that approximately 3 million Americans are referred for testing, observation, or treatment. Annually, we believe that approximately 1.5 million people have a heart attack in the United States (approximately one American every 20 seconds) and approximately 500,000 of these die (approximately one American every minute).

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

      o Exercise Tolerance Testing (Stress Test) - This test monitors a person's Electrocardiogram (ECG) and blood pressure during exercise. For example, if coronary arteries are partially blocked, the heart may have sufficient blood flow when the person is resting but not during exercise. This test however gives insufficient detail of the location of blockages or the composition of materials creating the blockage.

      o X-Ray - Anyone who presents symptoms of coronary disease may be given a chest x-ray from the front and side. X-rays show the shape and size of the heart and abnormalities. The condition of blood vessels is also viewed on x-rays and is helpful in identifying an enlargement of the right ventricle of the heart. This test provides only a gross overview of what may be going on in the heart.

      o Computed Tomography (CT) and Electron Beam Tomography (EBT) Scan - Newer CT and EBT scans can "freeze" the heart and take a 3-D moving picture. This procedure can assess motion abnormalities. Ultra-fast systems such as EBT can see calcium deposits, the hard plaque in the vessels which is a material associated with blockages. GE Imatron, a General Electric Medical Systems Company, produces such a machine. We do not believe that this technique is able, however, to get pictures of the "vulnerable plaque" in the vessels which some now believe is more likely to break off and cause the more serious sudden, life threatening blockages.

      o Echocardiography - This technique uses high frequency ultrasound waves emitted by a recording probe (transducer) and bounced off heart and vessel structures to produce a moving image. A trans-esophageal probe can be passed down the patient's throat to analyze structures at the back of the heart. The test can test heart wall motion, blood volume of each heart beat, thickening of the sac around the heart, information about heart valves and the accumulation of fluid between the pericardium and the heart. The images from this technique cannot detect soft tissue or the chemical composition within the vessels.

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

      o Positron Emission Tomography (PET Scans) involves injecting a nutrient, labeled with radioactive particles called positrons, necessary for heart cell function into a vein. The nutrient travels to the areas of interest in the heart and three-dimensional images are created. This technique is expensive and recent indications are that it is beginning to be used to evaluate heart function.

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

            Because of how it creates images, MRI is particularly effective in imaging soft tissue. Despite its effectiveness in soft tissue imaging, MRI has a number of limitations which have historically prevented it from being used extensively in the diagnosis of CHD. Issues include the difficulty in accessing the heart with a receiver coil because of surrounding organs and bone. Additionally, the small size of the coronary arteries makes them difficult to image. Our products are designed to address these limitations by placing a receiver coil in the esophagus directly behind the heart and on the surface of the chest directly over the heart. Other issues involve the constant motion of the heart and advancements in MRI machine technology and our proprietary imaging techniques have been addressing these issues. As a result, we believe that our technology and products should enable MRI to be used more extensively in the detection, diagnosis and as a guide in the treatment of CHD.

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

      o Artery View - Under development, this is a minimally invasive product to permit the cardiologist to see the composition of atherosclerotic plaque that is believed to be a cause of CAD. Artery View is an intra-arterial probe that is threaded through a catheter and guidewire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. We believe that MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress. We have developed a working prototype of the Artery View catheter and have completed studies with the device using animals under an Animal Studies Agreement entered into in January 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School. The study with MGH, was successfully completed in September 2002 and the results included high resolution MRI images of coronary sized arteries and assessment of Nitinol stent deployment under MRI guidance.

            The two Illuminator products were approved for marketing by the United States Food and Drug Administration ("FDA") in May and June 2001 for use with the General Electric 1.5T Signa(R) MRI Systems. In May 2002, we received approval for U.S. marketing for our Illuminator Automatic Tune Box and Interface Cable, an enhancement which improves the efficiency and ease of use of our Illuminator products by automatically tuning the Illuminator coils to the unique dynamics of each patient, also for use with the General Electric 1.5T Signa(R) MRI Systems. Development and regulatory work necessary to request clearance to market our Illuminator products for use with MRI machines produced by Phillips Medical Systems and Siemens Medical was begun but is currently on hold in order to preserve cash. We believe that our products will be most appropriate for MRI machines produced by General Electric, Philips Medical Systems, and Siemens Medical which are designed for, among other things, cardiac imaging. We believe these companies currently are the leading manufacturers of such machines.

      We incurred research and development expenses of approximately $913,000 in the year ended February 28, 2003 and approximately $1,446,000 in the prior fiscal year.

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

            In 1998, we engaged MedSource Technologies (formerly ACT Medical, Inc.) to assist in the design, validation and initial production of our devices. We believe MedSource to be one of the leading contract developers and manufacturers of medical devices. MedSource manufactured and delivered to us the first commercial lot of the Illuminator products in October 2001. We have negotiated and reached agreement in principle regarding pricing and other terms for commercial production of the Illuminator products, however we have not yet signed a written agreement. Our ability to satisfy market demand for the Illuminator products (should it develop) will be dependent, in part, on our ability to establish satisfactory commercial production relationships with MedSource or other contract manufacturers.

            We believe we have carefully followed principles of good manufacturing practice in the design, documentation and validation of our products. We work with the advice of outside regulatory consultants to assure compliance with the accepted standards of documentation that is required to achieve "good manufacturing practices" and ISO certification.

            Marketing and Distribution

            We have not yet sold any of our products. Since our products involve new procedures, data on human patients will be an important factor in achieving acceptance of the use of our products among cardiologists and other members of the medical community. Further, it is our view that optimal reimbursement for the use of our products from third party payors, an important element of market acceptance, will benefit from the development of a unique reimbursement code specific to our products. To obtain such a unique code involves obtaining sufficient clinical data to support the value proposition that the product has a cost benefit. As such, our plan has been to focus our initial marketing effort on the clinical validation of the use and unique benefit of the Illuminator Probe and Illuminator Surface Coil. Progress on our human clinical work is discussed in "Description of Business - Overview".

            Our plans, which are subject to obtaining financing and additional clinical imaging data, have been to establish our own direct sales force in the United States. The sales force would be made up of experienced sales people from the cardiology field. The key target accounts would be the largest teaching hospitals, larger hospitals in metropolitan areas and active free-standing MRI centers that focus on cardiology. Overseas we would anticipate engaging distributors with a proven track record in distributing diagnostic imaging and cardiology devices. We would expect to retain a representative in each international market to manage the development of the business. These representatives would be expected to have technical expertise in the product to assist dealers in clinical and service related issues.

            Depending on the results of our efforts to obtain financing or a strategic transaction, we may elect to partner with a strategic participant in the industry or hire one of several available outsourced medical marketing organizations rather than establish our own direct sales force.

            The results of our work in applying our products to CHD were presented at meetings of the American Heart Association, the Radiological Society of North America, the American College of Cardiology and the Society of Magnetic Resonance in Medicine in prior years. We did not present at any medical meetings in the fiscal year ended February 28, 2003.

            An important aspect or our marketing strategy includes a comprehensive analysis of healthcare reimbursement issues. It is currently our belief, based on an initial study performed by reimbursement consultants, that optimal reimbursement for use of our products will require that a new reimbursement code be obtained. Obtaining such a code is a process and will largely depend on the demonstrated value and utility of our products. We believe that such value and utility needs to be demonstrated largely through favorable results of our clinical studies which would then be shared with the academic and other bodies that play a role in determining reimbursement. See "Third Party Reimbursement."

            Proprietary Rights and Licenses

            An important part of our product development strategy is to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual agreements.

            U.S. Patent Number 6,437,569 with 33 claims for our Illuminator(TM) Probe has been allowed by the United States Patent and Trademark Office. The inventors of record include Lawrence A. Minkoff, Ph.D., the Company's Chief Scientific Officer as well as the following doctors and scientists at MSSM:
Valentin Fuster, M.D., Ph.D., Meir Shinnar, M.D., Ph.D., Zahi A. Fayad, Ph.D., Juan J. Badimon, Ph.D. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Illuminator Probe. We have filed two additional patent applications in the United States relative to the proprietary elements of our Illuminator and Artery View products. Such patent applications relate to the application and design of the products. We have received "notices of allowance" with respect to one patent related to the Artery View catheter, granting virtually all of the claims made and such patent application was published on January 30, 2003 as Pub. No.: US 2003/0023160 A1. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Artery View. Efforts to advance such patent applications to the non-U.S. markets, including countries covered by the Patent Cooperation Treaty locations, are in process. Each of these applications has been filed in the name of Dr. Minkoff, and Dr. Minkoff has agreed to assign his rights to these patent applications to us.

            We cannot assure that our patent applications will result in the issuance of patents or that any patents which have resulted or will result from our applications will not be challenged, invalidated or circumvented. As a result, we could encounter legal and financial difficulties in enforcing our patent rights against alleged infringers. In addition, others could develop technologies or obtain patents which would render our patents obsolete. Although we do not believe patents are the sole determinant in the commercial success of our products, the loss of any of our patents could have a material adverse effect on our business.

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

Illuminator products. In May and June 2001, we received clearance from the FDA under the 510(k) procedure to market these products in the United States based upon studies performed using animals. In May 2002, we received marketing clearance for our Illuminator Automatic Tune Box and Interface Cable ("ATIB") which is intended for high resolution MRI imaging with the Illuminator products. The function of the ATIB is to tune the receiver coils to the unique characteristics of each patient. Our FDA clearance is presently limited to use of these products with the General Electric 1.5T Signa(R) MRI Systems. We cannot assure you that our Artery View product would receive the same abbreviated regulatory treatment.

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

            Should we obtain additional financing, our plan calls for us to work with healthcare consultants and professional medical societies to help ensure that third-party payors cover and adequately reimburse our products and procedures using our products.

            Furthermore, the federal government and certain state governments are currently considering a number of proposals to reform the Medicare and Medicaid programs. We are unable to evaluate what legislation may be proposed and whether or when any such legislation will be enacted or implemented.

            In countries outside the United Sates, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. In some foreign countries, private insurance systems may also offer payments for some therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. To effectively conduct our business, we will need to seek international reimbursement approvals on a country-by-country or region-by-region basis. We have not yet obtained any international reimbursement approvals.

            Competition

                  The health care industry in general, and the market for medical and diagnostic devices in particular, is highly competitive and virtually all of the other entities known to us to be engaged in the manufacture of medical and diagnostic devices possess substantially greater resources than us. We will experience competition both from existing technologies and from others who may attempt other approaches to MRI imaging for diagnosis of CHD. The competing technologies that physicians utilize to make diagnoses and select treatment options for CHD are described in "Description of Business - Current Detection Methods for Coronary Artery Disease". There are a number of factors which will determine selection of a particular diagnostic procedure. These include cost/degree of reimbursement, ease and patient comfort, reliability, effectiveness and risk.

            We are aware of certain research activities by others that could be in competition with our products including products developed or under development by several private companies such as Surgi-Vision and Top Spin Medical and certain research centers including Allegheny University and Stanford University.

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

            Human Resources

            At May 16, 2002, we have one full time executive and research and development employee and three executive officers who devote such time as is necessary to the business and one part time administrative employee.

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

            If we do not successfully address the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline and you may lose all or part of your investment. We cannot assure you that we will successfully address these risks.

We have only one full time employee and are substantially dependant on the efforts of part-time management, none of whom are bound by term employment agreements, to raise capital or realize value for our assets.

            Our executive officers consist of one full-time employee and two persons who have agreed to work for us as per diem consultants in the roles of Chief Executive and Chief Financial Officers. Each of them have agreed to accept substantially reduced compensation and our Board has essentially agreed to the elimination of its compensation. This was done to permit us more time to either raise capital or realize value for our core assets. If those executive officers and Board members were no longer willing to accept these arrangements, then the Company's attempts to raise capital or realize value for its core assets could be negatively affected or cease altogether.

If we cannot obtain additional financing we will not be able to continue our planned operation. Further, we may be forced to sell our products/technology or merge with another company or liquidate.

            Our available cash and working capital at February 28, 2003 is clearly not sufficient to meet our cash requirements for the coming year, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. In order to carry out our plan of operation, we will need to raise significant additional financing. We presently have no commitments for such financing and cannot assure investors that we will be successful in obtaining such financing as and when needed, on terms acceptable to us or at all. Any equity financing could be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing which we need currently, we may be forced to further eliminate some or all of our planned operations. We have begun to explore other alternatives including a strategic transaction, a sale or license of our products and technology or a merger with an unrelated business.

We have incurred significant net losses in the past, our plans call for higher losses in the future, our present working capital is not sufficient for our current plans and we may never achieve or maintain sales or profitability.

            We have incurred significant net losses since our inception and since our transition to a medical device business in 1997. Our net loss was $3,042,000 for the year ended February 28, 2003 and $4,544,000 for the year ended February 28, 2002. Our accumulated deficit since our inception in 1992 was $26,865,000 at February 28, 2003. At February 28, 2003 we had approximately $765,000 of cash and $19,000 of working capital and $6,000 of shareholders' deficit. This level of funding is clearly insufficient to fund our planned operations for the coming twelve months. We received FDA clearance to market our initial products in May and June of 2001 and have not yet sold any of these products. Our ability to generate revenue is uncertain and we may never generate sufficient revenue from product sales to achieve or maintain profitable operations.

If we are successful in locating new capital, we would need to restart our operations and there is a risk that relationships, people and process that were available to us in the past may not be available in the future on the same terms or at all.

            In order to preserve our core assets and permit us time to obtain new capital, a strategic transaction or a sale or license of our products and technology, we have ceased virtually all of our planned development, clinical and commercialization activities and terminated all non-executive employees. If we were to restart our planned operations with new capital, there is no assurance that previously existing people, vendors, consultants and processes would be available to us on the same or acceptable terms, or at all. Additionally, we would want to restart clinical work at institutions where we have already done work and such institutions may not be available to us at the time or on terms which would be acceptable or at all. The loss of such people, vendors, consultants, processes and clinical sites, or any of them, could result in unforeseen costs or difficulties and may be viewed as an obstacle to any sale of the products or technology.

If the Illuminator products do not achieve broad market acceptance among physicians, we will not be able to generate the revenue necessary to support our business.

            Acceptance of the use of the Illuminator products assumes that physicians are willing to use new diagnostic methods to diagnose CHD. We began human imaging using our products in October 2001, such imaging has been limited and was ceased in November 2002. As such, while progress has been made toward demonstrating the clinical effectiveness or advantage of our products compared to other diagnostic methods, and we believe important milestones have been achieved, more work is necessary. Acceptance of our products is dependent first on demonstrating such clinical effectiveness or advantage and then on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products relative to competitive products, and on training physicians in the proper application of our products. We anticipate that a substantial amount of clinical experience and physician education may be required to demonstrate the full capabilities and advantages of our products and to achieve widespread utilization of such products. Physicians may be reluctant to use our products simply because existing methods are already so widely accepted and are based on established technologies. Patients may also be reluctant to have their physicians use new diagnostic methods. In addition, clinical experience may indicate that the Illuminator products cause unexpected complications or other unforeseen negative effects. If, due to any of these factors, the Illuminator products do not receive broad market acceptance among physicians, we will not generate significant revenues. In this event, our business, financial condition and results of operations would be seriously harmed.

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

            We have received clearance from the FDA to market the Illuminator products in the United States. Our FDA clearance is presently limited to use of these products with General Electric 1.5T Signa(R) MRI Systems. FDA regulations prohibit us from promoting or advertising the Illuminator products, or any other devices that the FDA may clear in the future, for uses not within the scope of our clearances or making unsupported safety and effectiveness claims. These determinations can be subjective, and the FDA may disagree with our promotional claims. Noncompliance with applicable regulatory requirements can result in enforcement action which may include recalling products, ceasing product marketing, paying significant fines and penalties, and similar FDA actions which could limit product sales, delay or halt product shipment, delay new product clearance or approval, and adversely affect our operations. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

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

            Our principal shareholder, Noga Investments in Technologies, Ltd., beneficially owns approximately 40.5% in the aggregate of our outstanding voting power and our executive officers and directors beneficially own approximately 15.3% (1.8% actual ownership) of our outstanding voting power. Noga is a party to an agreement which entitled it to designate a specified number of persons to our board of directors until December 2001. Noga has designated two directors. Because of its high level of stock ownership, and Board representation, Noga, or Noga and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval. This concentration of ownership could have the effect of delaying or preventing a change in control of us, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of our common stock. The interests of our executive officers, directors and Noga may differ from the interests of the other stockholders.

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

            We have outstanding stock options and warrants to purchase an aggregate of 13,196,667 shares of our common stock, approximately all of which are currently exercisable. If any of these currently outstanding options and warrants are exercised such exercise will result in additional outstanding shares of common stock which may, because substantially all of them are registered, be sold in the public market. This presents potential substantial dilution to our current shareholders and may result in a drop in the market price of our common stock.

            We currently have 74,458,938 shares of common stock issued and outstanding, of which approximately 660,000 shares may be deemed restricted securities and approximately 31,000,00 shares may be deemed control and/or restricted securities (substantially all of which are held by one stockholder), as those terms are defined in the Securities Act of 1933, as amended. These restricted securities may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Substantially all of the approximately 31,660,000 restricted and control shares, are currently eligible for sale pursuant to the volume limitations of Rule 144. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of these restricted securities sell them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

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

Item 2. Description of Property

            We maintain an executive office of approximately 250 square feet in Syosset, New York under a one year lease calling for monthly rent at approximately $1,200 plus services, and expiring on December 31, 2003. Should we be successful in resuming our development, clinical and commercialization activities, we would need additional facilities to support our efforts.

Item 3. Legal Proceedings

            On April 29, 2003, White Glove Transportation Services Inc. released us from further liability, with prejudice, from a complaint they filed against us in November 2001 seeking payment of storage charges which we disputed. To settle this matter, we paid (prior to February 28, 2003) an immaterial amount into escrow pending finalization and filing of documentation including mutual releases.

            On February 11, 2003, Medical Scientific Inc. filed a complaint against us in the Commonwealth of Massachusetts for non-payment of $92,363.87 in invoices in respect of design and production services in connection with our Illuminator Autotune Interface Box. The complaint seeks damages, including multiple damages and attorney's fees, plus costs and interest. We answered the complaint on May 12, 2003 denying the allegations of the complaint and counterclaiming for return of $111,251.25 in cash paid to Medical Scientific Inc. for services never completed, products not delivered and return of approximately $15,000 of our equipment as well as other matters. We intend to vigorously pursue our claims and defend this matter, to the extent we have the resources to do so.

            We have been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997. Further there are some unpaid judgments against the Company (one of which was settled in the year ended February 28, 2003) for various claims relating to that period and which the Company believes does not exceed $25,000. More recent matters include those discussed in Notes 6 and 10 to Consolidated Financial Statements. Note 6 to Consolidated Financial Statements discusses the Termination for Default of the sublease of our former Lynnfield, MA headquarters and related matters and Note 10 to Consolidated Financial Statements discusses a claim by a former employee of non-payment of an alleged bonus. To the best of our knowledge, all other material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us.

            See Note 10 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2003.

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

                                              Fiscal Year Ended February 28,
                                               2003                   2002
                                               ----                   ----
                                          High       Low         High       Low
Class A Common Stock:
First Quarter ended  May 31,             $0.15      $0.09       $0.58      $0.20
Second Quarter ended August 31,          $0.09      $0.03       $0.60      $0.30
Third Quarter ended  November 30,        $0.03      $0.01       $0.47      $0.22
Fourth Quarter ended  February 28,       $0.02      $0.01       $0.35      $0.21

There is no established public trading market for the Company's Class B Common Stock.

            On May 20, 2003 the closing bid price for the Class A Common Stock was approximately $0.01.

            (b) Recent sales of unregistered securities and related matters -

                  There were no sales of unregistered securities in the fiscal year ended February 28, 2003.

            (c) Approximate Number of Equity Stock Holders

            Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 17, 2002 are approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                404
Class B Common Stock                                                 31

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

            (e) Securities Authorized for Issuance Under Equity Compensation
Plans

                              Number of securities to be    Weighted average exercise
                                issued upon exercise of        price of outstanding       Number of securities
                                 outstanding options,         options, warrants and        remaining available
       Plan Category              warrants and rights                 rights               for future issuance
       -------------              -------------------                 ------               -------------------
                                          (a)                          (b)                         (c)
                              --------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               12,326,667                      $0.28                     5,673,333

Equity compensation plans
not approved by security
holders                                1,530,000                      $0.99                        -0-
                              --------------------------------------------------------------------------------

Total                                 13,856,667                      $0.36                     5,673,333
                              ================================================================================

            The following discussion describes material terms of grants made pursuant to equity compensation plans not approved by security holders:

      (a) Options to purchase an aggregate of 280,000 shares were granted to The Equity Group, Inc., an investor relations firm, in March 2000. Such options are exercisable at $0.22 per share and expire in March 2005 and carry certain piggyback registration rights.

      (b) Options to purchase an aggregate of 750,000 shares were granted to Donald & Company, an investment bank, and their designee, in January 2002. Options to purchase 375,000 shares are exercisable at $0.80 per share and options to purchase 375,000 shares are exercisable at $1.10 per share. All such options expire in June 2003.

      (c) Options to purchase an aggregate of 500,000 shares were granted to Sands Brothers & Co., Ltd., an investment bank, and their six designees, in January 2002. Options to purchase all such shares are exercisable at $0.80 per share and expire in June 2003.

            In addition, we have retained an investment bank to assist us in the placement of equity securities or a strategic transaction and their compensation is contingent upon a successful transaction and would include warrants based upon the particulars of the transaction. We also have a finders fee agreement with a venture capital firm which is contingent upon a successful transaction and could involve warrants or other equity if a successful transaction results.

Item 6. Management's Discussion and Analysis or Plan of Operations

            Overview

            We have been engaged in research and development activities and have received U.S. marketing clearance from the FDA for our first two products for use with the General Electric 1.5T Signa(R) MRI Systems. These two products, Illuminator Probe and Illuminator Surface Coil, are intended to non-invasively aid in the production of high resolution MRI images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of CHD.

            We developed these products and another product (Artery View) still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which concluded in October 2000. Because our products were developed and received FDA clearance using animals, a key element of our plans for fiscal 2003 was the conduct of human clinical studies to further investigate the clinical effectiveness and unique advantages of our products to support future marketing and reimbursement efforts. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. Through July 2002, the patient enrollment in the BWH study did not meet our anatomical targeting goal and BWH agreed to expand the study to image healthy volunteers. The delays experienced in fiscal 2003 in obtaining clinical imaging results caused us to reduce and defer various planned activities, including marketing activities and infrastructure growth, in order to focus our resources on the clinical work and to preserve cash. In August 2002, we began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies at JHU but we did not start those studies in order to preserve cash.

            Our principal investor, Noga Investments in Technology, Ltd. ("Noga"), has provided approximately 75% of the our equity financing over the past three fiscal years. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in the Company). At that time, Noga had significant unfilled commitments to the Company for additional capital, loan repayments and other matters. This development with Noga was not expected. As the loss of Noga's financial support and its likely impact on our prospects became clear, we changed our plans, further reducing our expenditures, to give the Company more time to preserve our core assets while we sought a financial or strategic transaction. During October and November 2002 we completed clinical imaging to the point of achieving an in-process milestone, we terminated all non-executive personnel, we vacated our principal executive office in Lynnfield, MA (an effort which had begun in July 2002) and we ceased substantially all development, clinical and other activities. In addition, our executive officers and Board agreed to defer much of their compensation in September 2002. This was followed in January 2003 by significant cuts in executive compensation and essentially the elimination of Board compensation.

            We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

            Plan of Operations and Liquidity

            Our plans for the fiscal year ended February 28, 2003 included raising additional capital to support our planned development and commercialization efforts. To date, our efforts to raise additional capital or a strategic arrangement necessary to support our plans has not been successful. As such, we have begun to review possible merger candidates with businesses that have revenues and operations and would benefit from our public entity.

            At February 28, 2003, we had approximately $764,000 in cash and our working capital and stockholders' equity were approximately $19,000 and $6,000, respectively. We continue to lose money, although at a reduced rate. Cash used by operations and investing activities during the twelve months ended February 28, 2003 totaled approximately $2,327,000 (including a loan to an officer of Noga, guaranteed by Noga, of approximately $59,000 in March 2002).

            Our plan of operations for the coming twelve months is to continue to take actions to preserve our core assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with another company. We do not have the cash resources to continue that plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether.

            Equity financings aggregating approximately $7,749,000 raised during the two fiscal years ended February 28, 2002 substantially funded our recent operations. Noga provided approximately 68% of such capital, assisted in raising another approximately 8% of such capital and was committed to the Company to provide additional capital at the time of its financial difficulties.

            If our efforts to raise additional capital were to be successful, our business plan calls for the following principal activities over the next twelve months:

      o Restarting our operations, with the attendant risks that prior relationships that have been ceased or deferred will still be available to us

      o Completing certain development work to incorporate product changes as a result of experience gained in clinical use

      o     Completing manufacturing engineering of an autotune interface box

      o Conducting additional post clearance marketing studies at participating healthcare institutions, presumably including BWH, Dartmouth and JHU

      o Additional development and regulatory work to make our Illuminator products compatible with MRI machines other than the General Electric 1.5T Signa(R) MRI Systems.

      o Continuous improvement of our existing products and continuing development of our planned products, particularly Artery View.

      o     Engaging in sales and marketing activities and programs.

      o Funding and supervising third party manufacturing activities including the build up of inventories.

      o     Establishing infrastructure and systems necessary to support growth.

      o     Developing a comprehensive healthcare reimbursement strategy.

            Our plan calls for such activities to cost approximately $3 - 5 million over twelve months depending on various assumptions. We may be forced to reduce those plans to accommodate the practicality that the amount we defined may not be available to us. Our plans and capital requirements are dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results."

            Critical Accounting Principles -

            We have identified critical accounting principles that affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principles. They are:

            Going Concern Consideration - Our consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to raise capital, enter into a strategic arrangement or alternatively sell or license our technology or merge with another company can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

            Accounting for Exit and Disposal Activities - In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"). Statement 146 changes the accounting for the costs of exiting certain activities. Statement 146 is mandatory for periods after 2002 and earlier adoption is encouraged. The Company has adopted Statement 146, as recommended by the Financial Accounting Standards Board, for its exit from its Lynnfield, MA executive offices when it "ceased to receive services" at the end of October 2002. In accruing the present value of the remaining lease obligation, the Company assumed that no sublet income would be available to mitigate the remaining obligation due to the depressed market for office space in the greater Lynnfield area and in that building. When a new tenant was found in February 2003, the Company reduced its accrual for the remaining lease obligation for the anticipated sublease income and challenged the computation by the sublessor. Should the new sublessee not complete the sublease for any reason or should our challenge to the sublessor be successful, this accrual could be adjusted to reflect such future events.

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

            Accounting for Stock-Based Compensation - We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options issued. This means that we do not charge operations for an imputed cost of options issued to employees. We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the related pronouncements. Those pronouncements require us to charge operations and credit paid-in-capital for an amount calculated based upon certain assumptions to reflect the assumed time value of the option or warrant utilizing a Black Scholes methodology.

            Results of Operations -

            The information below on Results of Operations is not required disclosure but is presented to provide additional analysis and information.

            Operating expenses for the year ended February 28, 2003 were $3,061,000, compared to $4,704,000 in the prior year.

            Included in operating expenses are stock compensation charges under SFAS No. 123 of $536,000 for the year ended February 28, 2003 and $1,009,000 for the prior year. Such charges result from options and warrants granted to consultants and other non-employees. The decrease of $545,000 relates principally to: (i) the period of amortization of charges for one consultant ending during the second quarter and (ii) the inclusion in the prior year of a catch up adjustment of approximately $108,000.

            Of the remaining operating expenses of $2,525,000 for the fiscal year ended February 28, 2003 and $3,695,000 for the fiscal year ended February 28, 2002, the principal components were the following. We employed human resources, both employees and consultants, totaling approximately $1,175,000 (approximately $114,000 of which remains deferred and unpaid) in the current fiscal year compared to approximately $1,574,000 in the prior fiscal year. The decreases were in management, engineering, sales and marketing, regulatory and other areas of the business. On November 30, 2002, we terminated all non-executive employees and on January 15, 2003, pursuant to a resolution of compensation alignment, we significantly restructured, reduced or eliminated compensation of executive management and the Board (See Item 10. Executive Compensation). We engaged outsourced engineering of approximately $286,000 in the current fiscal year compared to approximately $647,000 in the prior fiscal year. The decrease is primarily due to the progression of our Illuminator products from early stage to later stage development and manufacturing engineering as well as deferral of activities to preserve cash. We incurred expenses for clinical studies, collaborative research, healthcare reimbursement consulting and direct marketing of approximately $107,000 in the current fiscal year compared to collaborative research of approximately $425,000 in the prior year. We incurred expenses for professional fees, occupancy and insurance totaling approximately $400,000 in the current fiscal year compared to approximately $575,000 in the prior fiscal year. The decrease is primarily attributable to (i) lower professional fees associated with contracts and securities matters, patent and trademark matters, regulatory matters and executive recruiting fees offset somewhat by (ii) higher insurance costs generally associated with initiating products and general liability insurance coverage late in the prior fiscal year. Operations in the year ended February 28, 2003 include a charge for approximately $188,000 for the present value of the exit from our leased facility in Lynnfield, MA which has a remaining term through June 30, 2004.

            Other income of approximately $19,000 in the fiscal year ended February 28, 2003 and $160,000 in the fiscal year ended February 28, 2002 consisted principally of interest income. In the fiscal year ended February 28, 2002, we had higher average balances and higher interest rates.

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                               26

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                        27

         CONSOLIDATED STATEMENTS OF OPERATIONS                             28

         CONSOLIDATED STATEMENTS OF CASH FLOWS                             29

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                   30

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      31 - 40

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.:

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 2003, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended February 28, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2003, and the consolidated results of their operations and their cash flows for the years ended February 28, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, significant current and cumulative losses and negative operating and investing cash flows. Further, the Company's cash and working capital positions as of February 28, 2003 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 25, 2003

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2003

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $    764,000
  Inventory, prepaids, deposits and other assets                                 30,000
                                                                           ------------
       Total current assets                                                     794,000

PROPERTY AND EQUIPMENT, net                                                      17,000
                                                                           ------------

                                                                           $    811,000
                                                                           ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $    434,000
  Accrued expenses and other current liabilities                                207,000
  Estimated present value of lease exit liability - current portion             134,000
                                                                           ------------
       Total current liabilities                                                775,000
                                                                           ------------

  Estimated present value of lease exit liability - non current portion          30,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share,
    120,000,000 shares authorized, 74,079,453 shares issued
    and outstanding                                                              74,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued
    and 379,485 shares outstanding                                                1,000
  Capital in excess of par value                                             26,895,000
  Accumulated deficit                                                       (26,964,000)
                                                                           ------------
       Total stockholders' equity                                                 6,000
                                                                           ------------

                                                                           $    811,000
                                                                           ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended February 28, 2003 and 2002

                                                                   2003             2002
                                                               ------------     ------------
REVENUES                                                       $          0     $          0
                                                               ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                             1,424,000        2,249,000
  Research and development                                          913,000        1,446,000
  Stock compensation charge                                         536,000        1,009,000
  Charge for lease exit activity                                    188,000               --
                                                               ------------     ------------
                                                                  3,061,000        4,704,000
                                                               ------------     ------------

LOSS FROM OPERATIONS                                             (3,061,000)      (4,704,000)
                                                               ------------     ------------

OTHER INCOME
  Interest income                                                    22,000          147,000
  Interest imputed on present value of lease exit liability          (3,000)              --
  Other income                                                           --           13,000
                                                               ------------     ------------

NET LOSS                                                       $ (3,042,000)    $ (4,544,000)
                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             74,460,000       72.120,000
                                                               ============     ============

NET LOSS PER SHARE, basic and diluted                          $      (0.04)    $      (0.06)
                                                               ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended February 28, 2003 and 2002

                                                                 2003            2002
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(3,042,000)    $(4,544,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                    536,000       1,009,000
    Depreciation and amortization                                 32,000          18,000
    Write-off loan to Noga shareholder                            59,000              --
    Use cash pledged to pay lease obligation                      59,000              --
    Changes in operating assets and liabilities:
     Inventory, prepaids, deposits and other assets               69,000         (17,000)
     Estimated present value of lease exit liability             164,000              --
     Accounts payable, accrued expenses, and all other          (145,000)        168,000
                                                             -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                         (2,268,000)     (3,366,000)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to related party, shareholder of Noga                     (59,000)             --
  Purchase property and equipment                                     --         (78,000)
  Cash pledged to secure lease                                        --         (59,000)
                                                             -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                            (59,000)       (137,000)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sales of stock                                                      --         836,000
  Costs of stock issued                                               --         (58,000)
                                                             -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             --         778,000
                                                             -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (2,327,000)     (2,725,000)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                            3,091,000       5,816,000
                                                             -----------     -----------

  End of year                                                $   764,000     $ 3,091,000
                                                             ===========     ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
   Equipment purchased under a capital lease                 $        --     $    14,000
                                                             ===========     ===========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended February 28, 2003 and 2002

                                                        Common Stock
                                ------------------------------------------------------------     Capital in
                                          Class A                          Class B                 Excess
                                ---------------------------       --------------------------        of Par        Accumulated
                                   Shares          Amount           Shares         Amount           Value           Deficit
                                ---------------------------------------------------------------------------------------------
BALANCES, February 28, 2001      70,278,140    $     70,000         380,798     $      1,000    $ 24,576,000     $(19,378,000)

CONVERT B TO A SHARES                 1,313              --          (1,313)              --              --               --

STOCK COMPENSATION                       --              --              --               --       1,009,000               --

PRIVATE  PLACEMENT                3,800,000           4,000              --               --         832,000               --

COSTS OF STOCK ISSUED                    --              --              --               --         (58,000)              --

NET LOSS                                 --              --              --               --              --       (4,544,000)
                                ---------------------------------------------------------------------------------------------

BALANCES, February 28, 2002      74,079,453    $     74,000         379,485     $      1,000    $ 26,359,000     $(23,922,000)

STOCK COMPENSATION                       --              --              --               --         536,000               --

NET LOSS                                 --              --              --               --              --       (3,042,000)
                                ---------------------------------------------------------------------------------------------

BALANCES, February 28, 2003      74,079,453    $     74,000         379,485     $      1,000    $ 26,895,000     $(26,964,000)
                                =============================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has been engaged in research, development and commercialization activities. The products developed and under development are intended to non-invasively aid in the production of high-resolution Magnetic Resonance Imaging ("MRI") images to advance the definitive diagnosis of coronary and other heart disease.

The Company's efforts are focused on seeking capital or a strategic arrangement so that it can continue the development and commercialization of its products. Alternatively, the Company is seeking other means to realize value for its products and progress through sale, license or otherwise or through merger. As discussed below, substantially all other efforts have ceased.

The Company's principal investor, Noga Investments in Technology, Ltd. ("Noga") has provided approximately 75% of the Company's equity financing over the past three fiscal years. In September 2002, Noga sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in the Company). At that time, Noga had significant unfilled commitments to the Company for additional capital, loan repayments and other matters. The receiver has advised the Company that it does not currently have the capacity to, and does not intend to, keep investment, loan repayment and other commitments of Noga to the Company. As a result of this development and to conserve cash, the Company has terminated all non-executive personnel, vacated its principal executive office in Lynnfield, MA, ceased substantially all development, clinical and other activities and significantly reduced or eliminated the compensation of executive management and the Board while the search for new capital, a strategic arrangement or a sale or license continues. If such efforts do not succeed, the Company would need to cease all activities.

The Company's Illuminator Probe(TM) and the Illuminator Surface Coil(TM) have received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for use on a General Electric 1.5 tesla Signa(R) MRI system. They are intended to non-invasively aid in the production of high resolution Magnetic Resonance Imaging ("MRI") images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease ("CHD"). The Company's Artery View, still in research and development, is a micro MRI receiver coil in an intravascular catheter that is intended to image the coronary vessels of the heart from within the vessels.

The Company initially developed these products in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York. The Company has engaged a third party manufacturer to produce the Illuminator products and initial production has been successful. Initial clinical studies using the Illuminator products have been conducted at Brigham and Women's Hospital, an affiliate of Harvard Medical School and at Dartmouth Hitchcock Medical Center. Johns Hopkins Medical Center has approved the protocol necessary to conduct clinical studies, which studies have not yet begun. The Company believes that clinical reference studies to further investigate the clinical utility and unique application of the Company's Illuminator(TM) products is important to commercialization of the products.

The Company's Artery View development work has included animal studies under a collaborative research study agreement with Massachusetts General Hospital, an affiliate of Harvard Medical School, which concluded in September 2002.

The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - The Company's activities have been supported by equity financings, the last of which was in October 2001. As further discussed above, Noga had provided approximately 75% of the Company's equity financing over the past three fiscal years and had unfilled commitments to the Company when it was placed in receivership in 2002. As indicated in the accompanying consolidated financial statements, at February 28, 2003, the Company had approximately $764,000 in cash, approximately $19,000 in working capital and stockholders' equity of approximately $6,000. For the year ended February 28, 2003, the Company had a net loss of approximately $3,042,000 and utilized approximately $2,327,000 in cash for operating and investing activities. Further, losses are continuing subsequent to February 28, 2003. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2003. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product. Alternatively, the Company is seeking other means to realize value through sale, license or otherwise or through merger. In addition to the Company's efforts, in July 2002, the Company retained Sands Brothers & Co., Ltd., ("Sands") as its non-exclusive agent with respect to the placement(s) of equity securites of the Company or to assist it in finding a strategic arrangement. In April 2003, the Company agreed to pay New England Partners ("NEP") a finders fee in the event that it is successful in introducing investors to the Company on a non-exclusive basis.

Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology have not been successful to date and there can be no assurance that management's plans to raise capital, enter into a strategic arrangement, sell or license the technology or complete commercialization and/or development can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Inventory - Inventory is stated at the lower of cost or market, generally on the first-in, first-out (FIFO) method. Cost includes materials, labor and manufacturing overhead. At February 28, 2003, inventory consists of product produced in an initial and limited production run and has been recorded at the lower estimated cost of a normal production run. Certain of that inventory has or will likely exceed its approved sterilization period for human use but may still be employed in development activities.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2003 and 2002.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2003.

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

Stock Based Compensation - The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation - Transition and Disclosure." Under APBO No. 25, compensation expense for fixed awards is based upon the difference, in any, on the date of grant between the estimated fair value of the Company's stock and the exercise price and is amortized over the vesting period. Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Sholes option valuation model. The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied.

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below for the years ended February 28, 2003 and 2002:

                                                   2003               2002
                                                   ----               ----
        Net loss as reported                  $(3,042,000)        $(4,544,000)
        Deduct stock based
        compensation for employee
        options determined based on
        estimated fair value using
        Black Sholes model at date
        of grant                              $  (486,000)        $  (337,000)
                                              -----------         -----------
        Pro forma net loss                    $(3,528,000)        $(4,881,000)
        Loss per share:
        As reported                           $      0.04         $      0.06
        Pro forma                             $      0.05         $      0.07

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 3 - DEVELOPMENT ACTIVITIES: CLINICAL AND COLLABORATION:

In November 2002, the Western Institutional Review Board of the Johns Hopkins Medical Institutions ("JHU") approved the protocol for conducting a research study using the Company's Illuminator Probe to study aortic plaque in human volunteers. The Company has deferred the start of the study in order to preserve cash.

In August 2002, the Company commenced a study using the Company's Illuminator Probe in patients and volunteers at Dartmouth Hitchcock Medical Center ("DHMC") in Lebanon, New Hampshire. In November 2002 the Company requested that DHMC postpone further study in order to preserve cash. Approximately $67,000 has been charged to selling general and administrative expenses in the fiscal year ended February 28, 2003 for the cost of the institution and the physician for this study.

In October 2001, as amended in July 2002, the Company entered into a Clinical Trial Agreement with Brigham and Women's Hospital ("BWH"), an affiliate of Harvard Medical School under which BWH conducted a study of the clinical utility of Company's Illuminator products beginning in November 2001 and concluding in November 2002. BWH has been paid approximately $24,000, all of which was charged to selling, general and administrative expenses in the year ended February 28, 2002.

In January 2002, the Company entered into an Animal Study Agreement with Massachusetts General Hospital ("MGH"), an affiliate of Harvard Medical School, to conduct a study of the Artery View intravascular catheter coil. The purpose of the study was to obtain in-vivo, high-resolution MRI images of the coronary vessel walls in a series of studies using animals and it was successfully completed in September 2002. The Company has charged approximately $48,000 to research and development expense on commencement of the study in the fiscal year ended February 28, 2002 and approximately $23,000 during the fiscal year ended February 28, 2003.

In October 2000, the Company completed its multi-year collaborative research agreement with the Cardiovascular Institute of the Mount Sinai School of Medicine (New York City) and Dr. Valentin Fuster (as principal investigator) ("MSSM"). This collaboration resulted in the development of the Illuminator products and a prototype of the Artery View. In September 2002, a patent for technology underlying the Illuminator Probe was granted to the Company's Chief Scientific Officer and four scientists from the team at MSSM. The rights to use such patent have been assigned by these persons to the Company. The Company is obliged to pay a 3% royalty to MSSM on sales for the sole and exclusive right to use, make, have made, sell and otherwise exploit the results of the collaboration on the Illuminator Probe and the Artery View.

Recently, the Company has been advised of a Notice of Allowance of its patent application regarding the Artery View. Under the original agreement with MSSM, the issuance of such patent would require a license with MSSM similar to the license discussed above.

NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment at February 28, 2003 consists of the following:

    Machinery, equipment, furniture and leasehold improvements        $  30,000
    Less accumulated depreciation and amortization                    (  13,000)
                                                                      ---------
                                                                      $  17,000
                                                                      =========

On October 31, 2002, the Company exited its sublease in Lynnfield, MA and the following assets were retired:

      - Approximately $24,000 of furniture and equipment were, at the request of the sublessor, left at the premises in exchange for a credit on the remaining lease obligation of approximately $16,000
      - Approximately $13,000 of furniture and equipment, originally purchased from the sublessor but not yet paid, were left at the premises and repossessed by the sublessor for such non-payment
      - Approximately $18,000 of leasehold improvements were amortized on an accelerated basis to October 31, 2002 and retired
      - Approximately $6,000 of computers were stolen from temporary quarters and partially reimbursed by insurance

Any gain or loss on such dispositions was not material and was included in lease exit costs in the accompanying Consolidated Statements of Operations.

The Company purchased approximately $14,000 of test equipment in the fiscal year ended February 28, 2002 in a non-cash transaction through a one year lease obligation which has been fully paid at February 28, 2003. Such test equipment is currently being held by an engineering services vendor of the Company who has refused the Company's request for its return (see Note 5).

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2003, the four largest accounts payable comprise approximately $225,000 or 52% of the total amount. Additionally, accounts payable includes approximately $47,000 of liabilities associated with the Company's pre-1997 activities that remain unresolved. Further, approximately $38,000 is included in accounts payable for compensation voluntarily deferred by three officers or directors as further discussed below.

The Company's largest accounts payable is approximately $92,000 billed by a vendor for engineering services. In February 2003, this vendor filed a summons and complaint seeking collection of the amount billed. In May 2003 the Company answered this complaint denying the allegations, serving various defenses and counterclaiming for at least $126,000 for breach of contract, return of amounts paid and return of equipment. The Company intends to vigorously pursue this action if settlement discussions are not successful.

Balances from two of the four largest accounts payable, aggregating approximately $90,000, are from professional service firms that no longer provide service to the Company and include amounts charged for services which the Company would dispute. The Company is not requesting services from these two professional service firms and very limited or no collection activity has occurred to date.

Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, all such deferrals were ceased as executive management and the Board agreed to significant reductions or elimination of their compensation as further discussed in Note 10. Compensation voluntarily deferred by these individuals until January 15, 2003 totaled approximately $114,000 including approximately $76,000 which is included in accrued liabilities and approximately $38,000 in which is included in accounts payable.

Included in accrued expenses and other current liabilities at February 28, 2003 are the following:

      Management and Board compensation deferred                  $ 76,000
      Accruals remaining from 1997 restructure                      73,000
      Professional fees, taxes, payroll and other                   58,000
                                                                  --------
               Total                                              $207,000
                                                                  ========

On November 30, 2002, all full time non-executive personnel of the Company were terminated and their final pay, (including vacation pay) was paid in full in December 2002.

The following table reflects activity in the restructuring accrual for the pre-1997 activities (Note 10):

                                                      February 28,
                                                      ------------
                                                   2003            2002
                                                   ----            ----
      Beginning balance                         $ 132,000       $ 156,000
      Cost of liabilities settled                 (25,000)        (11,000)
      Adjustment of accrual                       (34,000)        (13,000)
                                                ---------       ---------
      Ending balance                            $  73,000       $ 132,000
                                                =========       =========

The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 - ESTIMATED PRESENT VALUE OF LEASE EXIT LIABILITY:

In August 2001, the Company entered into a sublease agreement for its headquarters office space calling for monthly rent of $11,700, plus a share of utilities, through June 30, 2004. In connection with the sublease, the Company issued a letter of credit in favor of the sublessor for $58,500 to secure the payment of the lease.

In July 2002, the Company determined that it should either substantially reduce or eliminate this space and it ceased paying the monthly rent. In September 2002, the sublessor declared the Company in default of its lease and expressed its intention to begin to draw down on the letter of credit and demanded that the Company reinstate the letter of credit to the full amount as required by the lease. The Company responded that it was not in a position to satisfy its obligations and wished to terminate the relationship amicably. The sublessor requested that the Company vacate the premises on October 31, 2002 and leave certain of the Company's furniture and communication equipment in the facility to enhance the marketability of the space. The Company vacated the facility in this manner on October 31, 2002 as requested by the sublessor.

When the Company vacated this facility, there was a remaining obligation, through the end of the lease in June 2004, aggregating approximately $242,000 (net of the sublessor's drawdown on the Letter of Credit through that date) for rent and utilities. At that time it was unclear whether any recovery from sublease of the space to a new tenant would mitigate this liability due to the depressed market for office space in that area and in that building in particular.

The Company has adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities", issued in July 2002, for this exit activity. As such, the Company took a charge of approximately $228,000 in the quarter ended November 30, 2002 representing the estimated present value of the future lease payments (assuming an 8% interest rate) and assuming no offsetting sublease income would be available to mitigate the remaining obligation. The sublessor granted the Company a credit of approximately $16,000 toward the lease obligation in exchange for certain furniture and communications equipment. In addition, the remaining Letter of Credit balance of approximately $10,000 was applied to the balance.

On March 3, 2003, the sublessor notified the Company of Termination for Default of the sublease and indicated that a subtenant had been located which would, after costs, reduce the Company's obligation under the sublease by approximately $44,000. As such, at February 28, 2003, the Company has reduced the remaining balance of the estimated present value of the lease obligation by approximately $40,000 representing the estimated present value of the anticipated sublease income. During the fiscal year ended February 28, 2003, accretion of the estimated present value of the lease obligation was approximately $3,000 and is included in Interest expense in the accompanying consolidated financial statements.

The Company has requested information concerning the sublessor's calculation of the remaining liability under the sublease including the allocation to the Company of reletting costs and free rent periods, reserving its rights to object thereto. In return, counsel for the sublessor has countered that the $16,000 credit granted by the subtenant is not a valid credit under the lease. Management intends to continue to discuss this matter to seek a further reduction of the sublease obligation.

Rent expense for the fiscal years ended February 28, 2003 and 2002, exclusive of the charge for exit activities, was approximately $110,000 and $100,000, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY:

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

Under an agreement with an underwriter, 1,000,000 shares of Class B common stock were forfeitable by the holders if certain performance measures were not met prior to February 1998. Such performance measures were not met and such shares were forfeited and accounted for as such. During the fiscal year ended February 28, 2001, approximately 270,000 shares of common stock which were to be forfeited under this agreement were inadvertently released by the Company's transfer agent. The Company has received the return of 137,568 such shares to date. The Company may continue to pursue such matter with the related shareholders and possibly with the transfer agent or others, but no further action was taken in the fiscal year ended February 28, 2003.

Since inception, the Company's activities have been funded principally by financing arrangements including, for the two years ended February 28, 2003, the arrangements that are described below.

2000/2001 Private Placement of Common Stock - In December 1999, the Company entered into two agreements to provide it with $5,000,000 in new equity plus the option, as amended, to raise an additional $5,000,000 on the same basis, plus an additional $140,000 through options granted in connection with the agreements. Through the fiscal year ended February 28, 2002, the Company raised an aggregate of approximately $9,967,000 (including oversubscriptions) under these agreements and options including approximately $836,000, $6,913,000 and $2,218,000 in the fiscal years ended February 28, 2002, February 28, 2001 and February 29, 2000, respectively. In the fiscal year ended February 28, 2003, no amounts were received. These transactions are described below.

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

In July 2000, in exchange for new investment undertakings by Noga, the Company and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by an officer of the Company to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of Class A Common Stock of the Company. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors was made, leaving a remaining commitment of $1,500,000 by an officer of the Company which was not made by the amended deadline, March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment, itself or through investors it introduces, and the Board of Directors decided to accept such offer. During the fiscal year ended February 28, 2002, $836,000 of that remaining commitment has been made and $664,000 remains. Noga was discussing its desire to replace the remaining $664,000 investment commitment for a larger commitment on different terms at the time that Noga filed for protection from creditors. The Noga receiver has advised the Company that it does not have the capacity to, and does not intend to, keep this investment commitment.

An officer of Noga and Directors of the Company have received compensation in connection with introducing investors that fulfilled certain of the investment commitments above.

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

Stock option activity for the years ended February 28, 2003 and 2002 is as follows:

                                        2003                             2002
                          -------------------------------    -----------------------------
                             Shares                             Shares
                              Under                             Under
                             Option             Price           Option            Price
                          -------------------------------    -----------------------------
Beginning                  15,332,500       $0.22 - $0.49     13,172,500      $0.22 - 0.49
Canceled/expired           (3,005,833)          $0.25                 --            --
Granted                            --             --           2,160,000      $0.28 - 0.39
                          -------------------------------    -----------------------------

End                        12,326,667       $0.22 - $0.49     15,332,500      $0.22 - 0.49
                          ===============================    =============================

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 11,830,000 and 11,565,000 were exercisable at February 28, 2003 and February 28, 2002, respectively. Options to purchase 660,000shares (165,833 of which were exercisable at February 28, 2003) expired in March 2003 related to employees terminated in November 2002.

Generally accepted accounting principles require that the Company record a charge to compensation expense for certain options and warrants granted, including grants to consultants and certain grants made by a principal shareholder, and that any such charge be made over the relevant period of service. Options and warrants granted to consultants resulted in a charge to operations of approximately $536,000 and $1,009,000 in fiscal years ended February 28, 2003 and 2002, respectively, based upon the computed value of such options at the date of grant utilizing a "Black Scholes" option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%. The arrangements resulting in such charges are discussed in the following paragraphs.

As of July 1, 2000, the Company entered into a consulting agreement with one Director under which that Director was granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share vesting over two years and exercisable for five years. These options resulted in a charge to fiscal 2003 and 2002 operations of approximately $250,000 and $600,000, respectively, and such options are included in the option table above. In addition, in December 2000, the Company's principal shareholder, Noga, entered into a consulting agreement with this Director granting him the right to purchase 1,000,000 shares of the Company's common stock from this shareholder for $0.22 per share and vesting in semi-annual increments over the two year period of his consultantcy. These options result in a charge in the fiscal year ended February 28, 2003 for approximately $78,000 and in the fourth quarter of the year ended February 28, 2002 (when such agreement became known to the Company) of approximately $294,000, including approximately $108,000 related to the prior year. These options are not included in the table above. Compensation charges for each of these options described above continued through July 2002.

Three consultants, including the Company's Chairman and Chief Financial Officer were granted options in December 1999 to purchase a total of 2,375,000 shares of Class A Common Stock at $0.22 vesting over a four year period. These options resulted in a charge to fiscal 2003 and 2002 operations of approximately $20,000 and $28,000 and such options are included in the option table above.

In March 2000, the Company entered into a contract with an investor relations firm and agreed to issue five year warrants to purchase 280,000 shares of Class A common stock at an exercise price of $0.22 per share. The warrants are fully vested. The warrants result in a charge to fiscal 2003 and 2002 operations of approximately $-0- and $67,000, respectively, and they are not included in the table above.

In December 2001, the Company entered into agreements with two investment banks calling for financial advisory services to be provided over eighteen months, but cancelable by the Company on 30 or 45 day notice. The agreement with one such investment bank was terminated in March 2002. The two agreements call for the issuance of warrants to purchase 1,250,000 shares (adjusted for the termination in March 2002) of the Company's common stock at prices from $0.80 to $1.10 during a period extending 18 months. In addition, the agreements called for a payment upon signing and the ongoing agreement calls for monthly fees aggregating approximately $60,000 per year, unless terminated on 45 days notice. These warrants resulted in a charge to fiscal 2003 and 2002 operations of approximately $188,000 and $20,000 and they are not included in the option table above. The termination on March 26, 2002 of the agreement with one such investment bank resulted in a March 2002 charge of approximately $120,000 to expense for the computed value of the warrants granted that would have been charged to expense over the remaining months of the agreement.

NOTE 8 - INCOME TAXES:

At February 28, 2003, the Company had net operating loss carryforwards of approximately $26.6 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.7 million of federal and $2.4 million of state deferred tax assets at February 28, 2003. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

A change in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997 and/or 2000.

Such carryforwards and credits expire between 2007 and 2023.

NOTE 9 - OTHER MATTERS:

Prepaids and deposits - Prepaids and deposits of $20,000 included in the accompanying consolidated balance sheet at February 28, 2003 consists principally of prepaid insurance

Intellectual Property Rights - In connection with an agreement dated February 28, 1992, a founder of the Company assigned his right and interest to certain MRI technology to the Company. No value is assigned to this right in the Company's consolidated financial statements.

Related Party Transactions - In March 2002, the Company loaned $59,000 to an officer of Noga, guaranteed by Noga and calling for repayment in March 2002. Such loan has not been repaid and the receiver for Noga has indicated that it does not intend to honor the guarantee.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - Effective January 15, 2003, all members of executive management and the Board of Directors agreed to a restructuring of their compensation arrangements with the Company under which any and all claims for vacation and termination pay were waived in favor of new compenstion arrangements with the Company calling for significantly reduced, and in some instances, eliminated compensation. In connection therewith, the Company's Chief Executive Officer agreed to voluntarily resign and was engaged as a consultant on a per diem basis.

Litigation - In April 2003 a plaintiff agreed to release the Company from further liability, with prejudice, from a complaint filed against us in November 2001 seeking payment of storage charges which we disputed. To settle this matter, the Company paid (prior to February 28, 2003) an immaterial amount into escrow pending finalization and filing of documentation.

See Note 5 regarding a vendor litigation matter and counterclaim and Note 6 regarding an exit liability.

In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. The Company has responded that no bonus compensation had been declared for that employee for any period of his employment.

The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company (one of which was settled during the year ended February 28, 2003) for various claims related to the 1997 restructuring (see below) that the Company believes do not exceed $25,000.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - From commencement of operations on February 10, 1992 until 1997, the Company developed, received FDA clearance (1994), manufactured and marketed an MRI machine devoted to orthopedic purposes. In February 1997, the Company commenced a plan of restructuring to reposition itself out of that activity and into its current activities. In that connection, in October 1997, reorganization counsel was retained and the Company commenced a Debt Reduction Program under which creditors were contacted and offered the opportunity to settle liabilities due them for substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner. The remaining balances at February 28, 2003 are discussed in Note 5.

The Company is also exposed to potential litigation from agreements entered into in connection with such business activities that have been discontinued. Such matters have been dormant for a significant number of years and, in the opinion of management, any remaing exposure is remote and as such the Company has not recorded liabilities for such contingencies.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

            NONE

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

            The names and ages of our directors, executive officers and key employees, and their positions with us, are as follows:

         Name                             Age                     Positions with the Company
         ----                             ---                     --------------------------
Lawrence A. Minkoff, Ph.D.                53           Chairman of the Board, President, Chief Scientific
                                                       Officer and Director
John R. Geisel                            57           Chief Executive Officer and Director
J. M. Feldman                             58           Vice President and Director
Kenneth C. Riscica                        49           Treasurer and Secretary
Daniel M. Mulvena                         55           Director
Jonathan Adereth                          56           Director
Joel Kanter (1)(2)                        46           Director
Seymour Kessler (1)(2)                    71           Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

            Lawrence A. Minkoff, Ph.D., our founder , is presently our Chairman of the Board (since May 1, 2003), President and Chief Scientific Officer and served as our Chairman of the Board and Chief Executive Officer from inception in February 1991 until March 1998. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of MRL. MRL is one of our shareholders and prior to our formation conducted the development activities relating to certain of our technology. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of Fonar's Board of Directors from January 1985 to February 1989.

            Dr. Minkoff is one of the pioneers in the field of MRI technology. His service as a member of the four man team that invented MRI imaging for humans in July 1978 has been memorialized in the Smithsonian Institution. Dr. Minkoff is believed to be the first human scanned by MRI.

            John R. Geisel has been our Chief Executive Officer since January 1, 2001 and our Acting Chief Executive Officer since January 16, 2003. Mr. Geisel most recently served as Chief Executive Officer of Cadent Medical Corporation, an early-stage medical device company focused on developing personal, wearable defibrillators for patients who are at risk of sudden cardiac arrest. Cadent was acquired in June 2000 by Cardiac Science, Inc. of Irvine, California. From 1988 to 1998, Mr. Geisel served as President of Datex-Engstrom, a U.S. subsidiary of a Finnish manufacturer of anesthesia monitors. From 1986-1988, Mr. Geisel worked at Puritan-Bennett, a global manufacturer of respiratory care products, and was promoted to General Manager of the company's Spirometer & Monitor division in 1987. Mr. Geisel also held positions in sales and sales management at Nellcor, a start-up company that developed the market for pulse oximetry monitors and sensors. Mr. Geisel started his career in the medical industry with the Hewlett-Packard Medical Products Group, where he held various positions in marketing and sales.

            Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and served as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to us. Currently, Mr. Riscica devotes such time as is required to our financial affairs. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies and his principal employer from May 1999 to the present. From October 1997 until April 1999, Mr. Riscica was Vice President - Finance, Chief Financial Officer of BCAM International, Inc., a publicly traded medical footwear company and technology company. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in progressively more responsible positions including five years as Partner in Charge of an Emerging Companies group.

            Jerome M. Feldman, has been a Vice President and Director our company since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage and financial industry. Since 2002 he has been employed by Capital Solutions Group and prior thereto he was employed by Creative Solutions Group.

            Daniel M. Mulvena was our Chairman of the Board from March 1998 to May 1, 2003 and a consultant to us since February 1997. Additionally, Mr. Mulvena was our Chief Executive Officer from March 1998 until January 1, 2001. Mr. Mulvena devotes such time as is necessary to our business and affairs. Mr. Mulvena serves as a consultant to and/or on the boards of several privately-held and publicly-held medical technology companies including publicly-held companies Thoratec Corporation, Zoll Medical Corporation and Cambridge Heart. Mr. Mulvena is the principal owner of Commodore Associates, a private firm providing consulting services to medical technology companies.

            Jonathan Adereth has served as a Director and strategic consultant to our company since July 2000. Mr. Adereth was Chief Executive Officer and President of Elscint Ltd., a New York Stock Exchange traded medical imaging company, from 1994 until 1998. Prior to that he was involved in progressively more responsible positions within Elscint since his joining that firm in 1972. In 1998 the assets of Elscint were sold to Marconi Medical Inc. and to GE Medical Systems. Mr. Adereth is currently a Venture Partner of the InnoMed fund of Jerusalem Global Ventures, Chairman of the Board and CEO of Medivision Ltd., and Chairman of Ophthalmic Imaging Systems Inc. In addition, Mr. Adereth acts as a strategic consultant to a number of high-tech medical equipment companies in Israel.

            Joel S. Kanter, has served as a Director of our company since March 1998. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986. Mr. Kanter has also served as President of Chicago Advisory Group, Inc., a privately held private equity financing and consulting company, since its inception in November 1999. From 1995 to November 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded financial services company. Walnut Financial's primary business focus during his tenure was the provision of different forms of financing to small business, including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to more mature enterprises. Mr. Kanter serves on the Board of Directors of several public companies including Encore Medical Corporation, Logic Devices, Inc. and I-Flow Corporation, as well as a number of private concerns.

            Seymour Kessler, D.P.M. has served as a Director of our company since January 2000. Since 2002 he has been a private investor. Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies. Dr. Kessler received his Doctorate of Podiatric Medicine from Illinois College of Podiatric Medicine in 1954 and has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. Dr. Kessler is the developer of the "Kessler/Wilson Osteotomy", a minimally invasive surgery, and a co-founder and past president of the Academy of Foot and Ankle Surgery. From approximately 2000 until February 2003, he was a Director of Western Power Inc. and American United Global International, Inc.

            All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next annual meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing arranged by Mr. Allan Perres. Messrs. Adereth and Feldman have been designated by Noga, pursuant to an agreement we entered into with Noga. See "Certain Relationships and Related Transactions."

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

            Based solely on review of copies of such reports and certain written representations furnished to us, except as described below, we are not aware of any of our officers, directors or greater than ten percent shareholders who failed to timely file reports required by Section 16(a) during the last fiscal year. We have been informed that one of our directors, Seymour Kessler, failed to report the sale of an aggregate of 454,545 shares of Class A Common Stock that occurred during the fiscal year.

Item 10. Executive Compensation.

            The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose accrued compensation exceeded $100,000 for the year ended February 28, 2003 (the "Named Executive Officers"). Only those columns which call for information applicable to the Named Executive Officers for the periods indicated have been included in such tables. Although not required, Mr. Mulvena is included for consistency with prior years and for clarity/full disclosure with respect to disclosures elsewhere about compensation deferrals and cuts taken by management.

Summary Compensation Table

                                                                   Annual Compensation
                                           ---------------------------------------------------------------------
                                                                                                      Long Term
                                                Year                                                Compensation
                                               Ended                                                   Options/
Name & Principal Position                  Feb. 28 or 29       Salary ($)          Bonus ($)           SAR (#)
-------------------------                  -------------       ----------          ---------           -------
Lawrence A. Minkoff, Ph.D., President
and Chief Scientific Officer and, since         2003           $178,875(a)            --                 --
May 1, 2003, Chairman                           2002            $195,000              --                 --
                                                2001            $195,000              --                 --
John R. Geisel, Chief Executive Officer
                                                2003           $177,850(a)            --                 --
                                                2002            $200,000              --                 --
                                                2001            33,333(c)             --              3,900,000
Kenneth C. Riscica, Treasurer and
Secretary                                       2003           $139,075(a)            --                 --
                                                2002            $151,563              --                 --
                                                2001            $129,625              --                 --

Daniel M. Mulvena, Chairman of the Board
until May 1, 2003                               2003           $ 35,750(a)            --                 --
                                                2002           $142,120(b)            --                 --
                                                2001           $185,000(b)            --                 --

----------

(a) Includes an aggregate of approximately $88,812 accrued but not paid for the period September 1, 2002 through January 15, 2003 based upon the voluntary deferral of payment to Messrs. Minkoff, Geisel, and Riscica of a portion of their compensation for such period and the deferral of payment to Mr. Mulvena of all compensation. Amounts deferred include: Dr. Minkoff, $29,250, Mr. Geisel, $30,000; Mr. Riscica, $23,400 and Mr. Mulvena, $6,162. Effective January 16, 2003, new compensation arrangements were agreed to with these individuals in order to preserve cash as described below. See "Employment/Consulting Agreements."
(b) In addition, Mr. Mulvena was paid approximately $52,275 during the fiscal year ended February 28, 2002 and $68,256 during the fiscal year ended February 28, 2001 for services of consultants retained by him to assist us with operating, regulatory and pre-market activities. Mr. Mulvena ceased serving as our Chief Executive Officer on January 1, 2001 and ceased serving as our Chairman on May 1, 2003.
(c) Mr. Geisel began employment with us on January 1, 2001 at an annual salary of $200,000 and the amount reflected in the above table for the year ended February 28, 2001 reflects two months' compensation. Effective January 15, 2003, Mr. Geisel voluntarily resigned as Chief Executive Officer and was retained as a consultant to serve as Acting Chief Executive Officer. See Employment/Consulting Agreements."

Option/SAR Grants in Last Fiscal Year

            The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officers.

Individual Grants

                                                         % of Total
                                                        Options/SARs
                                                         Granted to      Exercise or
                                        Options/        Employees in      Base Price
Name                                 SARs Granted(#)     Fiscal Year      ($/share)     Expiration Date
----                                 ---------------     -----------      ---------     ---------------
Lawrence A. Minkoff, Ph. D.                --                --              --               --
John R. Geisel                             --                --              --               --
Kenneth C. Riscica                         --                --              --               --
Daniel M. Mulvena                          --                --              --               --

----------

During the fiscal year ended February 28, 2003, the following options held by Named Executive Officers expired unexercised:

                            Shares under Option       Exercise Price    Expiration date         Status
                            -------------------       --------------    ---------------         ------
Lawrence A. Minkoff                250,000                $0.25           May 7, 2002          Expired
Kenneth C. Riscica                 187,500                $0.25           May 7, 2003          Expired
Daniel M. Mulvena                   83,333                $0.25           May 7, 2002          Expired

In addition, options to purchase 1,950,000 shares of common stock of the total 3,900,000 granted to Mr. Geisel were not vested at the time of his voluntary resignation in January 2003 and such options will not vest to him.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

            The following table sets forth certain information with respect to stock option exercises by the Named Executive Officers during the fiscal year ended February 28, 2002 and the value of unexercised options held by them at February 28, 2003.

                                                                                                  Value of Unexercised
                                                                      Number of Unexercised           In-the Money
                                      Shares                           Options/SARs at F/Y         Options/SARs at F/Y
                                    Acquired on        Value          End (#) Exercisable/         End ($)Exercisable/
                                   Exercise (#)     Realized($)           Unexercisable               Unexercisable
                                   -----------------------------------------------------------------------------------
Lawrence A. Minkoff, Ph. D.              0              $0                2,200,000/-0-                 $-0-/$-0-
John R. Geisel                           0              $0                1,950,000/-0-                 $-0-/$-0-
Kenneth C. Riscica                       0              $0                1,000,000/-0-                 $-0-/$-0-
Daniel M. Mulvena                        0              $0                1,466,667/-0-                 $-0-/$-0-

----------
(1) Based on a closing bid price of $0.01 per share of Class A Common Stock on February 28, 2003, less the exercise price.

Employment/Consulting Agreements

            Pre-January 16, 2003 Arrangements - We had entered into a consulting agreement with Mr. Mulvena and an employment agreement with Mr. Geisel. Under the consulting agreement with Mr. Mulvena, he is to be paid $1,700 per day of consulting time for him or for his associates and Mr. Mulvena is eligible for an annual bonus. The agreement was to extend through April 1, 2004. In addition, Mr. Mulvena was entitled to reimbursement for medical insurance and reasonable expenses incurred on our behalf and payments in the event of termination in the amount of the prior year's fee. Effective January 1, 2001, we entered into a four year employment agreement with Mr. Geisel calling for annual salary of $200,000, reimbursement of medical insurance and reasonable expenses and containing provisions for payments in the event of termination. Mr. Geisel was eligible for an annual bonus. Dr. Minkoff is employed pursuant to a November 1999 resolution of the Board calling for compensation at the rate of $195,000 commencing at January 1, 2000. Mr. Minkoff is reimbursed for expenses incurred on our behalf and is eligible for an annual bonus. Mr. Riscica provides services to us pursuant to an agreement with a consulting company of which he is the principal owner, Riscica Associates, Inc. The agreement, as amended by resolution of the Board in November 1999, calls for payment based upon time expended on our affairs at the rate of $1,000 per day, reimbursement for expenditures made on our behalf, eligibility for annual bonus and certain payments in the event of termination.

            In an effort to preserve cash, effective September 1, 2002, the Named Executive Officers voluntarily agreed to defer 40% (100% in the instance of Mr. Mulvena) of their normal compensation. Compensation accrued but unpaid under such voluntary program when it was terminated on January 15, 2003 totaled approximately $88,812 and includes the following amounts: Mr. Geisel, $30,000; Dr. Minkoff, $29,250, Mr. Riscica, $23,400 and Mr. Mulvena, $6,162. In an effort to further preserve cash, the Named Executive Officers and the Board entered into new compensation agreements effective January 16, 2003 as further described below.

            January 16, 2003 compensation alignment -Effective January 16, 2003, pursuant to a Unanimous Consent of the Board of Directors, executed by all the members of the Board and management, the Company adopted new compensation arrangements for the executive management and the Board. The purpose of the new arrangements was the following:

      - To recognize the difficulty we are experiencing obtaining financing or a strategic transaction
      - To permit our cash resources to last longer so that the search for new financing or a strategic transaction can continue
      - To recognize the practical needs of the business and align compensation to those needs and
      - To eliminate barriers to a successful financing or strategic transaction in the form of termination liabilities and the like.

            As such, new arrangements were agreed to which contain the following principal provisions:

      - John R. Geisel voluntarily resigned from his position as Chief Executive Officer effective January 15, 2003 and accepted the position of Acting Chief Executive Officer under a consulting agreement calling for cash compensation of $600 per day or fraction thereof for services at the direction of the Board of Directors and the Company agreed to pay him $3,000 per quarter toward the cost of his health insurance.
      - Dr. Minkoff's salary was reduced from $195,000 to $66,000 and he continues as the Company's only full-time employee.
      - Mr. Mulvena waived all compensation from January 16, 2003 through May 2003.
      - Mr. Riscica agreed to provide us with a credit of 40% of his consulting rate effectively reducing his rate to $600 per day.
      - Mr. Adereth agreed to reduce his consulting fee from $4,000 per month to $500 per month with billing for additional time as necessary at $500 per day, beginning February 1, 2003 as further described below.
      - The remaining members of the Board of Directors waive any further compensation as Board members beginning January 16, 2003 as further described below.

In connection with the above, each of Mssrs. Mulvena, Geisel, Minkoff, Riscica and Adereth agreed to waive any vacation or termination pay which they may otherwise be entitled to, as well as any bonus they may have been eligible to be awarded, under their prior agreements. Each of the members of executive management and the Board reserved the right to be eligible for incentive compensation, to be determined by the Board, in connection with their individual effort in the Company's capital raising and strategic efforts. At the time of the January 16, 2003 compensation alignment agreement, the executive officers and Board members were owed an aggregate approximately $114,000 for deferrals of their compensation from September 1, 2003 through January 15, 2003.

Directors' Compensation

            Beginning on January 1, 2001, we paid our Directors who do not receive regular compensation from us, a retainer of $10,000 in annual cash compensation (payable quarterly) for attendance at Board and committee meetings. In addition, we have a consulting agreement with Mr. Adereth pursuant to which he provides strategic marketing and management consulting to us at the rate of $4,000 per month, adjusted for certain additional time which is billed at $500 per day. Mr. Adereth is also reimbursed for expenses incurred on our behalf and is entitled to certain payments in the event of early termination. We granted to Mr. Adereth options to purchase 2,500,000 shares of Class A common stock at $0.49 per share vesting in six-month increments from July 2000 through July 2002. In addition, Noga, our principal shareholder, granted to Mr. Adereth options to purchase 1,000,000 shares of Class A common stock held by Noga at $0.22 per share vesting in six month increments from February 2001 through August 2002. Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

            To preserve cash, from September 1, 2002 and until January 15, 2003, each of the Directors voluntarily agreed to defer the payment of their Directors fees and Mr. Adereth agreed to defer 40% of his consulting fee, consistent with deferrals agreed to by executive management. The accrued but unpaid Directors and consulting fees total approximately $24,248 consisting of approximately $5,416 for each of Mr. Feldman, Mr. Kanter and Mr. Kessler and approximately $8,000 for Mr. Adereth.

            To further preserve cash, effective January 16, 2003 each of the Directors agreed to waive their future board fees and Mr. Adereth agreed to reduce his consulting fee from $4,000 per month to $500 per month as further described in the preceding section above.

            During the fiscal year ended February 28, 2002, Mr. Feldman was granted an option to purchase 1,500,000 shares at $0.28 vesting over one year in four equal installments through November 2002. During each of the fiscal years ended February 28, 2001 and February 29, 2000 Messrs. Feldman, Kanter and Kessler were each granted options to purchase 75,000 shares at $0.25 per share and 75,000 at $0.22 per share, respectively Such options are fully vested.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

            The following table sets forth information regarding the beneficial ownership of our common stock as of May 20, 2003. The table includes:

                  o     each of our directors and named executive officers;
                  o     all of our directors and executive officers as a group;
                        and
                  o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.


                                                                           Number of Shares     Percentage of
                Name and Address                    Class of Common          Beneficially        Total Voting
            of Beneficial Owner (1)                    Stock (2)               Owned(3)          Power (2)(3)
            -----------------------                    ---------               --------          ------------
Noga Investments in Technologies, Ltd. (7)              Class A               30,772,729            40.5%
Jonathan Adereth (4)(5)                                 Class A                3,500,000             4.5%
Lawrence A. Minkoff, Ph.D. (4)(5)                       Class A                2,200,000
                                                        Class B                  238,915
                                                                             -----------
                                                                               2,438,915             4.3%
                                                                             -----------
John R. Geisel (4)(5)                                   Class A                1,950,000             2.5%
J.M. Feldman (4)(5)                                     Class A                1,650,000             2.1%
Daniel M. Mulvena  (4)(5)                               Class A                1,466,667             1.9%
Kenneth C. Riscica (4)(5)                               Class A                1,000,000             1.3%
Joel Kanter (4)(5)(6)                                   Class A                  340,000             0.4%
Seymour Kessler (4)(5)                                  Class A                  150,000             0.2%
All Executive Officers and Directors as a Group         Class A               12,256,667
(7 persons)                                                                  -----------
                                                        Class B                  238,915
                                                                             -----------
                                                                              12,495,582             15.3%
                                                                             -----------            -----

----------
*  Denotes less than one percent.

The information presented in the table above and footnotes is based solely upon Schedules 13D and 13G, and Forms 3, 4 and 5 filed by the respective holders under the Securities Exchange Act of 1934 and certain written representations furnished to us by executive officers and Board members and has not been otherwise independently verified by us. To the extent that any required holders have not filed timely reports on such Forms, we would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 74,079,453 shares of Class A common stock and 379,485 shares of Class B common stock outstanding at May 20, 2003 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.

(4) The address for Messrs. Mulvena, Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5) Includes currently exercisable options to purchase the following shares of Class A Common Stock; Mr. Adereth, 3,500,000, Dr. Minkoff, 2,200,000, Mr. Geisel, 1,950,000, Mr. Feldman, 1,650,000, Mr. Mulvena, 1,466,667, Mr.
      Riscica, 1,000,000, Mr. Kessler, 150,000 and Mr. Kanter, 150,000.
(6) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
(7) The address for Noga Investments in Technology Ltd. is 6 Hazoran Street, South Industrial Zone, P.O. Box 8471, Netanya, Israel. Based on Noga's
      Schedule 13D filing, beneficial ownership of these shares may be attributable to Itzhak Goldenberg and Eli Kuzan and their respective spouses, by virtue of their controlling interest in Noga Investments in Technology, Ltd. ("Noga"). We have been advised that in November 2002, Noga was placed in receivership in Israel.

Item 12. Certain Relationships and Related Transactions

            In December 1999, we entered into a letter agreement with Noga Investments in Technologies, Ltd. (successor in interests to Noga Electrotechnica Limited, "Noga") pursuant to which Noga agreed to purchase $3,000,000 worth of common stock at $0.22 per share payable in installments over a five month period ending May 2000. To secure its commitment, Noga paid $250,000 as a non-refundable deposit. In January and February 2000, Noga purchased a total of $500,000 worth of common stock toward its commitment. In May 2000, the agreement was amended to permit the balance to be paid by July 27, 2000 in exchange for an additional $100,000 to be paid by Noga to us as an additional non-refundable deposit to secure the timely payment of the balance ($2,150,000). According to the letter agreement, as amended, we agreed to provide Noga with an option to purchase 3,500,000 shares of common stock at $0.02 per share and an option (the "Listing Option"), exercisable prior to July 27, 2000, to purchase such number of additional shares as are necessary to satisfy the requirements for listing of our stock on the NASDAQ SmallCap market. We also agreed that until December 19, 2001 Noga would have the right to nominate a number of directors to our Board of Directors such that the total number of non-Noga nominated directors exceeds the number of Noga-nominated directors by one. Messrs. Jerome R. Feldman and Jonathan Adereth were designated by Noga as its nominees. Additionally, we agreed that any payment or withdrawal from our bank account of at least $2,000 will require the approval of Mr. Feldman or such other individual designated by Noga and acceptable to us. In March 2000, Noga agreed that it would not have the right to nominate any additional directors to our Board of Directors until its $3,000,000 financing commitment was completed. Until December 19, 2001, we agreed to hold meetings of our Board of Directors at least once per month or at such intervals as is reasonably acceptable to the Noga-nominated directors.

            In July 2000, in exchange for new investment undertakings by Noga, we and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by one of our officers to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of our Class A Common Stock. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors has been made, leaving a remaining commitment of $1,500,000 by the officer which was not made by the deadline, as amended, in March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment and our Board of Directors decided to accept such offer. As of the date hereof, Noga has arranged for the funding by third parties of $660,000 of such commitment, and other members of management have arranged for funding by third parties of $176,000 leaving a remaining balance of $664,000. We have agreed to pay a fee of 7% for amounts raised in this financing, and have paid such fees including fees to Noga or at Noga's direction for third party funding arranged by it. Also see Note 7 of "Item 7. Consolidated Financial Statements."

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

10.20 Warrant Agreement dated as of January 1, 2002, with Donald & Company Securities, Inc. (including letter from Company dated March 26, 2002 terminating financial advisory agreement).(10)
10.21 Sublease agreement dated July 2001 between the Company and WebCT, Inc. regarding lease of office space in Lynnfield, MA. (11)
10.22 Letter of voluntary resignation of John R. Geisel as Chief Executive Officer effective as of January 15, 2003 (12)
10.23 Letter of Consulting Agreement with John R. Geisel to serve as Acting Chief Executive Officer beginning January 16, 2003 (12)
10.24 License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (12)
23.1      Consent of Rothstein Kass & Company, P.C. (12)
99.1      Certification of Principal Executive Officer pursuant to 18 U.S.C.
          1350 (12).
99.2      Certification of Principal Financial Officer pursuant to 18 U.S.C.
          1350 (12).

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").
(2) Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-47960 filed on October 13, 2000). The number of shares authorized under the plan is now 18,000,000.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2001.
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2002.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2001.
(12)  Filed herewith

      (B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2003.

Item 14. Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary and required to be included in the reports we file or submit to the Securities and Exchange Commission would be made known to them by others within those entities.

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

                                    MAGNA-LAB INC.
Dated: May 28, 2003

                                    By: /s/ John R. Geisel
                                        ----------------------------------------
                                    John R. Geisel
                                    Acting Chief Executive Officer


                                    By: /s/ Kenneth C. Riscica
                                        ----------------------------------------
                                    Treasurer and Secretary (principal financial
                                    and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                            Title                                   Date
         ---------                                            -----                                   ----

/s/ Daniel M. Mulvena                           Director                                          May 28, 2003
------------------------------
    Daniel M. Mulvena


/s/ John R. Geisel                              Chief Executive Officer and Director              May 28, 2003
------------------------------                  (principal executive officer)
    John R. Geisel


/s/ Lawrence A. Minkoff                         Chairman, President, Chief Scientific Officer     May 28, 2003
------------------------------                  and Director
    Lawrence A. Minkoff, Ph.D.


/s/ Jerome M. Feldman                           Vice-President and Director                       May 28, 2003
------------------------------
    Jerome M. Feldman


/s/ Jonathan Adereth                            Director                                          May 28, 2003
------------------------------
    Jonathan Adereth


/s/ Joel Kanter                                 Director                                          May 27, 2003
------------------------------
    Joel Kanter


/s/ Seymour Kessler                             Director                                          May 28, 2003
------------------------------
    Seymour Kessler

                                 CERTIFICATIONS

      I, John R. Geisel, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Magna-Lab Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 29, 2003                           By: /s/ John R. Geisel
                                                  ------------------------------
                                                  John R. Geisel
                                                  Acting Chief Executive Officer

      I, Kenneth C. Riscica, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Magna-Lab, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 29, 2003                 By: /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                    Treasurer and Secretary (principal financial
                                    and accounting officer)

                                INDEX TO EXHIBITS

  No.                                Description
-----                                -----------

10.22 Letter of voluntary resignation of John R. Geisel as Chief Executive Officer effective as of January 15, 2003
10.23 Letter of Consulting Agreement with John R. Geisel to serve as Acting Chief Executive Officer beginning January 16, 2003
10.24 License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001
23.1      Consent of Rothstein Kass & Company, P.C.
99.1      Certification of Principal Executive Officer pursuant to 18 U.S.C.
          1350
99.2      Certification of Principal Financial Officer pursuant to 18 U.S.C.
          1350