Form 10QSB
period 2003-05-31
MAGNA LAB INC
filed 2003-07-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: May 31, 2003

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

              6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 393 5874
                           ---------------------------
                           (Issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 1, 2003

        Class A Common Stock, $.001 Par Value                74,079,453
        -------------------------------------                ----------

        Class B Common Stock, $.001 Par Value                   379,485
        -------------------------------------                ----------
                       Class                                   Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET                         2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS              3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS              4

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT    5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        6-8

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                              9-10

         ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES           11

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                          11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURES                                                                   12

CERTIFICATIONS                                                             13-14

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2003 (unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $    635,000
  Inventory, deposits and prepaid expenses                                    17,000
                                                                        ------------

     Total current assets                                                    652,000

PROPERTY AND EQUIPMENT, net                                                   15,000
                                                                        ------------

                                                                        $    667,000
                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                      $    406,000
  Accrued expenses and other current liabilities                             205,000
  Estimated present value of lease exit liability, current portion           158,000
                                                                        ------------

        Total current liabilities                                            769,000
                                                                        ------------

ESTIMATED PRESENT VALUE OF LEASE LIABILITY, non-current                        8,000

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                          --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding.             74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                                1,000
  Capital in excess of par value                                          26,912,000
  Accumulated deficit                                                    (27,097,000)
                                                                        ------------
        Total stockholders' deficit                                         (110,000)
                                                                        ------------
                                                                        $    667,000
                                                                        ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2003 and 2002
                                   (unaudited)

                                                                    2003            2002
                                                                    ----            ----
REVENUES                                                       $          0     $          0
                                                               ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                                88,000          522,000
  Research and development                                           27,000          344,000
  Stock compensation charge                                          17,000          340,000
                                                               ------------     ------------
                                                                    132,000        1,206,000
                                                               ------------     ------------

LOSS FROM OPERATIONS                                               (132,000)      (1,206,000)
                                                               ------------     ------------

OTHER INCOME
  Interest income                                                     1,000           10,000
  Interest imputed on present value of lease exit liability          (2,000)              --
                                                               ------------     ------------

NET LOSS                                                       $   (133,000)    $ (1,196,000)
                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING, basic and diluted                          74,460,000       74,460,000
                                                               ============     ============

NET LOSS PER SHARE, basic and diluted                          $      (0.00)    $      (0.02)
                                                               ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Three months ended May 31, 2003 and 1002
                                   (unaudited)

                                                                      2003            2002
                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (133,000)    $(1,196,000)
                                                                  -----------     -----------
  Adjustments:
    Depreciation and amortization                                       4,000           6,000
    Non-cash charge for options/warrants                               17,000         340,000
Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                           13,000          12,000
    Accounts payable, accrued liabilities and all other               (30,000)       (143,000)
                                                                  -----------     -----------
           Total adjustments                                            4,000         215,000
                                                                  -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                (129,000)       (981,000)
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
    Loan to Related Party, Noga                                            --         (59,000)
                                                                  -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES                                      --         (59,000)
                                                                  -----------     -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                               (129,000)     (1,040,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                 764,000       3,091,000
                                                                  -----------     -----------
  End of period                                                   $   635,000     $ 2,051,000
                                                                  ===========     ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2003 (unaudited)

                                                        Common Stock
                                 ----------------------------------------------------------     Capital in
                                          Class A                          Class B                Excess
                                 ----------------------------------------------------------       of Par        Accumulated
                                   Shares          Amount           Shares        Amount           Value          Deficit
                                 ------------------------------------------------------------------------------------------
BALANCES, February 28, 2003      74,079,453    $     74,000         379,485    $      1,000    $ 26,895,000    $(26,964,000)

OPTION/WARRANT CHARGE                    --              --              --              --          17,000              --

NET LOSS                                 --              --              --              --              --        (133,000)
                                 ------------------------------------------------------------------------------------------
BALANCES, May 31, 2003           74,079,453    $     74,000         379,485    $      1,000    $ 26,912,000    $(27,097,000)
                                 ==========================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2003.

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

The Company has terminated all non-executive personnel, ceased substantially all development, clinical and other activities and significantly reduced or eliminated the compensation of executive management and the Board while the search for new capital, a strategic arrangement or a sale or license or merger continues (see below). If such efforts do not succeed, the Company would need to cease all activities.

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2003, the Company had approximately $635,000 in cash, approximately ($117,000) in negative working capital and stockholders' deficit of approximately ($110,000). For the quarter ended May 31, 2003, the Company had a net loss of approximately $133,000 and utilized approximately $129,000 in cash for operating activities. Further, losses are continuing subsequent to May 31, 2003. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2003. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product. Alternatively, the Company is seeking other means to realize value through sale, license or otherwise or through merger with an unrelated business with operations and revenues.

Management's plans to raise capital, enter into a strategic arrangement, sell or license its products/technology or merge with an unrelated business with operations and revenues have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUALS:

At May 31, 2003, the four largest accounts payable comprise approximately $225,000 or 55% of the total amount. Additionally, accounts payable includes approximately $47,000 of liabilities associated with the Company's pre-1997 activities that remain unresolved.

The Company's largest accounts payable is approximately $92,000 billed by a vendor for engineering services. In February 2003, this vendor filed a summons and complaint seeking collection of the amount billed. In May 2003 the Company answered this complaint denying the allegations, serving various defenses and counterclaiming for at least $126,000 for breach of contract, return of amounts paid and return of equipment. See Note 7 for further developments in this litigation during the quarter ended May 31, 2003.

Balances from two of the four largest accounts payable, aggregating approximately $90,000, are from professional service firms that no longer provide service to the Company and include amounts charged for services that the Company would dispute. The Company is not requesting services from these two professional service firms and limited or no collection activity has occurred to date.

Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, all such deferrals were ceased for subsequent periods as executive management and the Board agreed to significant reductions or elimination of their compensation. Compensation voluntarily deferred by these individuals until January 15, 2003 totaled approximately $114,000 including approximately $76,000 which is included in accrued liabilities and approximately $38,000 of which is included in accounts payable at May 31, 2003.

Included in accrued expenses and other current liabilities at May 31, 2003 are the following:

          Management and Board compensation deferred     $ 76,000
          Accruals remaining from 1997 restructure         73,000
          Professional fees, taxes, payroll and other      56,000
                                                         --------
                   Total                                 $205,000
                                                         ========

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended May 31, 2003. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 5 - STOCK BASED COMPENSATION:

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

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below for the three months ended May 31, 2003 and 2002:

                                              2003            2002
                                              ----            ----
          Net loss as reported            $  (133,000)    $(1,196,000)
          Deduct stock based
          compensation for employee
          options determined based on
          estimated fair value using
          Black Sholes model at date
          of grant                        $        --     $  (122,000)
                                          -----------     -----------
          Pro forma net loss              $  (133,000)    $(1,318,000)
          Loss per share:
          As reported                     $      0.00     $      0.02
          Pro forma                       $      0.00     $      0.02

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 6 - OTHER MATTERS:

Loan to related party - In March 2002, the Company advanced $59,000 to an officer of its principal shareholder, Noga Investments in Technology, Ltd. (Noga") at his request. The loan is guaranteed by Noga, was due in March 2002 and remains unpaid. The Company established an allowance for uncollectable accounts for this amount in August 2002 after repeated attempts to obtain repayment were unsuccessful. In November 2002, a Receiver was appointed for Noga as discussed further in the Form 10-KSB for the year ended February 28, 2003. The Receiver for Noga has indicated that it does not intend to honor the guarantee.

Non-cash charge for options/warrants issued to consultants - The non-cash charge for options/warrants results from options granted to non-employee members of management and to consultants. The charge in the three months ended May 31, 2002 includes approximately $120,000 related to the termination of the services of one of these consultants in March 2002. Also see Form 10-KSB for the year ended February 28, 2003.

NOTE 7 - COMMITMENTS AND CONTINGENCIES; EXIT ACTIVITIES:

Lease commitment; exit activities - The Company has a lease commitment (as a subtenant) for its former headquarters in Lynnfield, MA as described further in
Note 6 to the Consolidated Financial Statements contained in its Form 10-KSB for the year ended February 28, 2003. Since exiting the facility in October 2003, the Company has made no payments of the monthly rent other than draw downs made against a letter of credit in favor the sublessor which were exhausted in November 2002. The Company has requested information concerning the sublessor's calculation of the remaining liability under the sublease including the allocation to the Company of reletting costs and free rent periods, reserving its rights to object thereto. In return, counsel for the sublessor has countered that the $16,000 credit granted by the sublessor is not a valid credit under the lease. In June 2003, the landlord indicated that it would commence legal action to collect if a negotiated settlement could not be reached.

Litigation - In February 2003, a vendor filed a summons and complaint seeking collection of the approximately $92,000 billed. In May 2003 the Company answered this complaint denying the allegations, serving various defenses and counterclaiming for at least $126,000 for breach of contract, return of amounts paid and return of equipment. In May 2003, the Company's answer was rejected by the court based on a procedural matter and the Clerk of the court entered a default against the Company in this matter. In June 2003, the court agreed to lift the default subject to the Company obtaining a bond for $100,000. The Company's application for a bond has been rejected and the Company has requested the Court to reconsider this requirement. The Company intends to vigorously pursue this matter.

See also, lease commitment matter above. Also see Notes 5, 6 and 10 of Notes to Consolidated Financial Statements included in Form 10-KSB for the year ended February 28, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these many risks include: (a) we presently have only one full time employee and are dependent on part-time management, all of whom have agreed to reduced compensation in the short term and none of whom are bound by term employment contracts, to raise capital or realize value for our assets, (b) if we cannot obtain additional financing, we will not be able to continue our activities and may be forced to sell our products/technology or merge with another company or liquidate, (c) we have incurred and expect to continue to incur significant losses, (d) if we were to receive new capital, we would need to re-start our operations and there is the risk that relationships, people and processes that were available to us in the past may not be available to us in the future on the same terms or at all (e) we may never achieve or maintain sales or profitability, (f) we are dependent on the Illuminator products for all of our revenue, if any, in the next twelve months, (g) revenue for the Illuminator products is largely dependent upon success in demonstrating a unique benefit of our product in diagnosing a particular pathology, which has not yet occurred and is not assured, (h) revenue for the Illuminator products, should such unique benefit be determined, is also highly dependent upon the availability of reimbursement to physicians, hospitals and other healthcare providers, (i) we are dependent on an outsourced manufacturer for all of our production (j) additional development work is necessary to commercialize our products and we have had to cut back such efforts to preserve cash which creates a competitive disadvantage and (k) we are subject to extensive regulation by the US Food and Drug Administration. For a more complete description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2003. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

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

      We developed these products and another product (Artery View) still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which concluded in October 2000. A key element of our business development plans consists of the conduct of human clinical studies to further investigate the clinical effectiveness and unique advantages of our products to support future marketing and reimbursement efforts. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. In August 2002, we began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies at JHU but we did not start those studies in order to preserve cash.

      Our principal investor, Noga Investments in Technology, Ltd. ("Noga"), has provided approximately 75% of our equity financing over the past three fiscal years. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in the Company). As the loss of Noga's financial support and its likely impact on our prospects became clear, we changed our plans, reducing and ultimately eliminating all of our activities other than those aimed at preserving our core technology and other assets and seeking a financial or strategic or transaction or sale or license or technology or merger with an unrelated operating business. We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

      Plan of Operations and Liquidity

      At May 31, 2003, we had approximately $635,000 in cash but we had negative working capital and stockholders' deficit of approximately ($117,000) and ($110,000), respectively, and we continue to lose money. Cash used by operations during the three months ended May 31, 2003 totaled approximately $129,000.

      Our plan of operations for the coming twelve months is to continue to take action to preserve our core technology and other assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with an operating company. Our efforts to raise additional capital or a strategic arrangement necessary to support our plans have not been successful and we are actively reviewing possible merger candidates with unrelated businesses that have revenues and operations and may benefit from our status as a public entity. We do not have sufficient cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether. See also, Notes 4 and 7 to Condensed Consolidated Financial Statements.

      If our efforts to raise additional capital were to be successful, our business plan calls for a significant increase in our expenditures. However, the difficulties and uncertainties associated with restarting our activities after a period of inactivity increase with the passage of time. We have no significant commitments or plans to purchase equipment or other capital assets.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

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

      Accounting for Exit and Disposal Activities - The Company has adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"), as recommended by the Financial Accounting Standards Board, for its exit from its Lynnfield, MA offices when it "ceased to receive services" at the end of October 2002. The accrual of the present value of the remaining lease obligation assumes, as an offset, that sublease income from a subtenant located in February 2003, would be available to mitigate the remaining obligation. Further, the Company has challenged the computation of sublease offset made by the sublessor. Should the new sublessee not complete the sublease for any reason or should our challenge to the sublessor be successful, this accrual could be adjusted to reflect such future events.

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

      ----------------------------------

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

      In the matter of Medical Scientific, Inc., Plaintiff, v Magna-Lab Inc., Defendant, in the Superior Court of Bristol County in the Commonwealth of Massachusetts, the following developments occurred in the quarter ended May 31, 2003. On May 12 and 16, 2003, the Company served its Answer and its Amended Answer, respectively, to the Plaintiff stating, among other items, that Massachusetts is not the correct venue and various counterclaims. On May 23, 2003, Plaintiff requested Entry of Default and Request for Default Judgment complaining of technical deficiencies in the Company's Answer and Amended Answer. Default was entered against the Company on May 27, 2003. On June 23, 2003, the Company's Motion to remove the default was granted, conditioned on the Company posting a bond for $100,000 in this matter. On July 1, 2003 the Company's application for a bond for $100,000 was rejected and on July 3, 2003, the Company made a Motion for Reconsideration requesting that the condition for posting a bond be lifted.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.
            99.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

      (b) The Company filed no reports on Form 8-K during the quarter ended May 31, 2003.

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


                                                MAGNA-LAB INC.
                                    --------------------------------------------
                                                 (Registrant)


Date: July 11, 2003             By: /s/ John R. Geisel
                                    --------------------------------------------
                                    John R. Geisel, Chief Executive
                                    Officer (Principal Executive Officer),


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


Dated: July 11, 2003                                 By: /s/ John R. Geisel
                                                         -----------------------
                                                         John R. Geisel
                                                         Chief Executive Officer

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


Dated: July 11, 2003                                 By: /s/ Kenneth C. Riscica
                                                         -----------------------
                                                         Kenneth C. Riscica
                                                         Chief Financial Officer