Form 10QSB
period 2003-08-31
MAGNA LAB INC
filed 2003-10-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the quarterly period ended: August 31, 2003

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from ____________to ____________

                         Commission file number 0-21320
                                                ------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 10, 2003

        Class A Common Stock, $.001 Par Value                     74,079,453
        -------------------------------------                     ----------

        Class B Common Stock, $.001 Par Value                        379,485
        -------------------------------------                     ----------
                        Class                                       Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1 - FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET                           2

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                3

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                4

              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT      5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          6-8

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                              9-11

         ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES           12

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                          12

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                                   13

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           August 31, 2003 (unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $    532,000
  Inventory, deposits and prepaid expenses                                      31,000
                                                                          ------------

     Total current assets                                                      563,000

PROPERTY AND EQUIPMENT, net                                                      8,000
                                                                          ------------

                                                                          $    571,000
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $    650,000
  Estimated present value of lease exit liability, current portion             168,000
                                                                          ------------

        Total current liabilities                                              818,000
                                                                          ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                            --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding                74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                                  1,000
  Capital in excess of par value                                            26,917,000
  Accumulated deficit                                                      (27,239,000)
                                                                          ------------
        Total stockholders' deficit                                           (247,000)
                                                                          ------------
                                                                          $    571,000
                                                                          ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2003 and 2002
                                   (unaudited)

                                                Three months ended                 Six months ended
                                                    August 31,                        August 31,
                                                    ----------                        ----------

                                               2003            2002              2003            2002
                                          ---------------------------------------------------------------
REVENUES                                  $         --     $         --     $         --     $         --

COSTS AND EXPENSES:
  Selling, general and administrative           93,000          465,000          183,000          987,000
  Stock compensation charge                      5,000          155,000           22,000          495,000
  Research and development                      43,000          350,000           68,000          695,000
                                          ------------     ------------     ------------     ------------
                                               141,000          970,000          273,000        2,177,000
                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                1,000            7,000            2,000           17,000
  Interest imputed on present value of
    lease exit liability                        (2,000)              --           (4,000)              --
                                          ------------     ------------     ------------     ------------

NET LOSS                                  $   (142,000)    $   (963,000)    $   (275,000)    $ (2,160,000)
                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                          74,460,000       74,460,000       74,460,000       74,460,000
                                          ============     ============     ============     ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                       $      (0.00)    $      (0.01)    $      (0.00)    $      (0.03)
                                          ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Six months ended August 31, 2003 and 2002
                                   (unaudited)

                                                                           2003            2002
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (275,000)    $(2,160,000)
                                                                    -----------     -----------
  Adjustments:
    Depreciation and amortization                                        11,000          14,000
    Non-cash charge for options/warrants                                 22,000         495,000
    Allowance for related party receivable                                   --          59,000
  Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                             (1,000)         14,000
    Accounts payable and accrued expenses and all other                  11,000        (109,000)
                                                                    -----------     -----------
           Total adjustments                                             43,000         473.000
                                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (232,000)     (1,687,000)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to Related Party, Noga                                              --         (59,000)
                                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                        --         (59,000)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    None

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                 (232,000)     (1,746,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   764,000       3,091,000
                                                                    -----------     -----------
  End of period                                                     $   532,000     $ 1,345,000
                                                                    ===========     ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the six months ended August 31, 2003 (unaudited)

                                                         Common Stock
                                 ----------------------------------------------------------     Capital in
                                          Class A                          Class B                Excess
                                 ----------------------------------------------------------       of Par        Accumulated
                                   Shares         Amount             Shares       Amount           Value           Deficit
                                 ------------------------------------------------------------------------------------------
BALANCES, February 28, 2003      74,079,453    $     74,000         379,485    $      1,000    $ 26,895,000    $(26,964,000)

OPTION/WARRANT CHARGE                    --              --              --              --          22,000              --

NET LOSS                                 --              --              --              --              --        (275,000)
                                 ------------------------------------------------------------------------------------------

BALANCES, August 31, 2003        74,079,453    $     74,000         379,485    $      1,000    $ 26.917,000    $(27,239,000)
                                 ==========================================================================================

See accompanying Notes

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2003, the Company had approximately $532,000 in cash, approximately $255,000 in negative working capital and stockholders' deficit of approximately $247,000. For the six months ended August 31, 2003, the Company had a net loss of approximately $275,000 and utilized approximately $232,000 in cash for operating activities. Further, losses are continuing subsequent to August 31, 2003. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2003. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product. Alternatively, the Company is seeking other means to realize value through sale, license or otherwise or through merger with an unrelated business with operations and revenues.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

The Company's largest accounts payable, approximately $92,000 billed by a vendor, is the subject of litigation as described in Note 7.

Accounts payable and accrued liabilities at August 31, 2003 includes amounts payable to management and the Board totaling approximately $113,000 representing earned compensation voluntarily deferred. There was no activity in the restructuring accrual during the quarter or six months ended August 31, 2003. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

In October 2003, the Board of Directors authorized management to engage in and advance settlement discussions aimed at paying various accounts payable and other liabilities (including the lease liability discussed in Note 7) on a reduced basis. Such discussions are ongoing.

NOTE 5 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation - Transition and Disclosure." Under APBO No. 25, compensation expense for fixed awards is based upon the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the exercise price and is amortized over the vesting period. Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Sholes option valuation model. The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied.

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below for the three and six months ended August 31, 2003 and 2002:

                                     3 Mos. 2003     3 Mos. 2002     6 Mos. 2003     6 Mos. 2002
                                     -----------     -----------     -----------     -----------
      Net loss as reported           $  (142,000)    $  (963,000)    $  (275,000)    $(2,160,000)
      Deduct stock based
      compensation for employee
      options determined based on
      estimated fair value using
      Black Sholes model at date
      of grant                       $        --     $  (142,000)    $        --     $  (264,000)
                                     -----------------------------------------------------------
      Pro forma net loss             $  (142,000)    $(1,105,000)    $  (275,000)    $(2,424,000)
      Loss per share:
      As reported                    ($     0.00)    ($     0.01)    ($     0.00)    ($     0.03)
      Pro forma                      ($     0.00)    ($     0.01)    ($     0.00)    ($     0.03)

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Sholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 6 - OTHER MATTERS:

Loan to related party - In March 2002, the Company advanced $59,000 to an officer of its principal shareholder, Noga Investments in Technology, Ltd. (Noga") at his request. The loan is guaranteed by Noga, was due in March 2002 and remains unpaid. The Company established an allowance for uncollectible accounts for this amount in August 2002 after repeated attempts to obtain repayment were unsuccessful. In November 2002, a Receiver was appointed for Noga as discussed further in the Form 10-KSB for the year ended February 28, 2003. The Receiver for Noga has indicated that it does not intend to honor the guarantee.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Lease commitment; exit activities - The Company has a lease commitment (as a subtenant) for its former offices in Lynnfield, MA as described further in Note 6 to the Consolidated Financial Statements contained in its Form 10-KSB for the year ended February 28, 2003. Since exiting the facility in October 2002, the Company has made no payments of the monthly rent other than draw downs made against a letter of credit in favor the sublessor which were exhausted in November 2002. The Company has requested information concerning the sublessor's calculation of the remaining liability under the sublease including the allocation to the Company of reletting costs and free rent periods granted to a new tenant, reserving its rights to object thereto. In return, counsel for the sublessor has countered that the $16,000 credit granted by the sublessor is not a valid credit under the lease. In June 2003, the sublessor indicated that it would commence legal action to collect if a negotiated settlement could not be reached. The Company and the sublessor have commenced discussions to settle this matter and in October 2003 the Board of Directors authorized a settlement proposal to be offered to the sublessor, which offer is being prepared with the assistance of counsel.

Litigation - In February 2003, a vendor filed a summons and complaint seeking collection of approximately $92,000 of billed but unpaid products and services. Such action was filed in the Superior Court of Bristol County in the Commonwealth of Massachusetts ("Massachusetts Court"). In May 2003 the Company answered this complaint denying the allegations, serving various defenses and counterclaiming for at least $126,000 for breach of contract, return of amounts paid and return of equipment. In May 2003, the Company's answer was rejected by the Massachusetts Court based on a procedural matter and the Massachusetts Court entered a Default against the Company in this matter. The Company's efforts to clear such Default were not successful and a Hearing was held on September 3, 2003 in the Massachusetts Court to award damages against the Company. At such Hearing, damages of $92,363.87 on the principal claim were awarded to the Plaintiff as well as interest at 12% from September 23, 2002 and Plaintiff's attorney's fees and costs in an amount to be determined by the Court. In September 2003, the Plaintiff made application to the Court for award of approximately $74,000 in legal fees and costs in this matter. The Company filed opposition to Plaintiff's application on various grounds including that they are excessive. On October 2, 2003, a conference was held in Massachusetts Court to review such fees and costs resulting in reductions being ordered by the court. As a result, the Company understands that the Plaintiff has reduced their application for legal fees and costs to approximately $38,000, which is under review by Company counsel. As such, the total award to be granted to Plaintiff, assuming such legal fee application, as revised, were approved by the Court, could exceed $140,000 including interest from September 2002 but not including further interest that would continue to accrue. Counsel has advised the Company that the Default in Massachusetts requires action in New York in order to be enforced. The Company, based on advice of counsel, intends to vigorously contest this matter once the matter moves to New York.

The Company believes, based on the advice of counsel, that the ultimate liability, if any, in this matter remains uncertain pending the Company's planned vigorous opposition in New York.

The Default judgment and assessment of interest and attorneys fees by the Massachusetts Court calls into question the realizablity of Company equipment held in Massachusetts by the vendor and such equipment has accordingly been fully depreciated at August 31, 2003.

On July 3, 2003, the Company filed an action in Supreme Court of the County of Nassau in the State of New York against this vendor alleging breach of contract and seeking to recover $111,251.25 paid as well as $15,000 in cash as a result of the vendor's failure to return Company equipment as well as other matters. This vendor filed a motion in August 2003 to have the Company's action dismissed on various grounds. The Company answered such motion with opposition in September 2003. The Company intends to vigorously pursue this matter.

See also, lease commitment matter above and Notes 5, 6 and 10 of Notes to Consolidated Financial Statements included in Form 10-KSB for the year ended February 28, 2003.

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

      We developed these products and another product (Artery View), still under development for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which concluded in October 2000. A key element of our business development plans consists of the conduct of human clinical studies to further investigate the clinical effectiveness and unique advantages of our products to support future marketing and reimbursement efforts. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. In August 2002, we began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies at JHU but we did not start those studies in order to preserve cash.

      Our principal investor, Noga Investments in Technology, Ltd. ("Noga"), has provided approximately 75% of our equity financing over the past three fiscal years. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in the Company). As the loss of Noga's financial support and its likely impact on our prospects became clear, we changed our plans, reducing and ultimately eliminating all of our activities other than those aimed at preserving our core technology and other assets and seeking a financial or strategic transaction or sale or license or technology or merger with an unrelated operating business. We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

      Plan of Operations and Liquidity

      At August 31, 2003, we had approximately $532,000 in cash but we had negative working capital and stockholders' deficit of approximately ($255,000) and ($247,000), respectively, and we continue to lose money. Cash used by operations during the six months ended August 31, 2003 totaled approximately $232,000.

      Our plan of operations for the coming twelve months is to continue to take action to preserve our core technology and other assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with an operating company. Our efforts to raise additional capital or a strategic arrangement necessary to support our plans have not been successful and we are actively reviewing possible merger candidates with unrelated businesses that have revenues and operations or unique technology and may benefit from our status as a public entity. We do not have sufficient cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. Further, our management and Board are operating with significantly reduced or no compensation and there is no assurance that any or all of them will continue to provide services to the Company. As such, we may have to take further measures or cease activities altogether. See also, Notes 4 and 7 to Condensed Consolidated Financial Statements.

      In October 2003, the Board of Directors authorized management to engage in and advance settlement discussions aimed at paying various accounts payable and other liabilities on a reduced basis. Initial discussions have indicated that several items may be settled in this manner in the third quarter ending November 30, 2003.

      If our efforts to raise additional capital were to be successful, our business plan calls for a significant increase in our expenditures. However, the difficulties and uncertainties associated with restarting our activities after a period of inactivity increase with the passage of time. We have no significant commitments or plans to purchase equipment or other capital assets.

      In September 2003, damages were assessed against the Company in connection with a Default judgment entered against the Company in May 2003 in a vendor lawsuit in a Massachusetts Court. Such damages included interest at 12% from September 23, 2002 and attorney's fees currently requested at approximately $38,000, as discussed further in Note 7 to Condensed Consolidated Financial Statements. Because the Company has no assets or operations in Massachusetts to satisfy the judgment (other than a piece of equipment held by the Plaintiff), Plaintiff will need to request enforcement in New York, which the Company plans to vigorously oppose. Successful enforcement of such judgment in New York, should it occur, would adversely affect the Company's liquidity and may further impede the Company's plan of operation.

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

      Accounting for Exit and Disposal Activities - The Company has adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"), as recommended by the Financial Accounting Standards Board, for its exit from its Lynnfield, MA offices when it "ceased to receive services" at the end of October 2002. The accrual of the present value of the remaining lease obligation assumes, as an offset, that sublease income from a subtenant located in February 2003, would be available to mitigate the remaining obligation. Further, the Company has challenged the computation of sublease offset made by the sublessor. Additionally, in October 2003, the Board of Directors authorized a settlement proposal to be made to the sublessor and such proposal is being prepared. Should the new sublessee not complete the sublease for any reason or should our challenge to the sublessor be successful, or should we be successful in negotiating a settlement, this accrual could be adjusted to reflect such future events.

      Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. The litigation with a vendor discussed in Note 7 to Condensed Consolidated Financial Statements involves contingent assets of approximately $126,000 or more (which has not been accrued to the condensed consolidated financial statements) and liabilities potentially in excess of $140,000 (certain of which have been recorded to the financial statements based on management estimates). Litigation is inherently uncertain and the ultimate resolution or settlement of this matter could occur at amounts that differ from those reflected in the financial statements.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this quarterly report, have concluded that as of such date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and required to be disclosed in the reports we file or submit to the Securities and Exchange Commission would be made known to them.

(b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      -----------------------------------

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

      See Form 10-QSB for the quarter ended May 31, 2003 for a description of developments in the matter of Medical Scientific, Inc., Plaintiff, v Magna-Lab Inc., Defendant, in the Superior Court of Bristol County in the Commonwealth of Massachusetts, including Default that was entered in May 2003 against the Company on procedural grounds. The Company's efforts to clear such Default were not successful and a Hearing was held on September 3, 2003 in the Superior Court of Bristol County to award damages against the Company. At such Hearing, damages of $92,363.87 on the principal claim were awarded as was interest on such amount at 12% per annum starting from September 23, 2002 as well as Plaintiff's attorney's fees and costs in an amount to be determined subsequently by the Court. Plaintiff has made application to the Court for award of approximately $74,000 in legal fees and costs in this matter. The Company filed opposition to Plaintiff's application for legal fees and costs on various grounds including that they are excessive. On October 2, 2003, a conference was held in Massachusetts Court to review such fees and costs resulting in reductions being ordered by the court. As a result, the Company understands that Plaintiff has reduced their application for such fees and costs to approximately $38,000, which is still under review by Company counsel. As such, the total award to be granted to Plaintiff assuming such legal fee application were approved by the Court, could exceed $140,000 including interest from September 2002 but not including further interest that would accrue. Also see Note 7 to Condensed Consolidated Financial Statements.

      On July 3, 2003, the Company filed an action in Supreme Court of the County of Nassau in the State of New York against Medical Scientific, Inc. alleging breach of contract and seeking to recover $111,251.25 paid to Medical Scientific Inc. as well as recovery of $15,000 for equipment held by Medical Scientific, Inc. as well as other matters. Medical Scientific Inc. filed a motion in August 2003 to have such action dismissed on various grounds. The Company answered with opposition to such motion to dismiss in September 2003.

Item 6. - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed no reports on Form 8-K during the quarter ended August 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      MAGNA-LAB INC.
                                          --------------------------------------
                                                       (Registrant)


Date: October 13, 2003                By: /s/ John R. Geisel
                                          --------------------------------------
                                          John R. Geisel, Chief Executive
                                          Officer (Principal Executive Officer),


                                      By: /s/ Kenneth C. Riscica
                                          --------------------------------------
                                          Treasurer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

ITEM                                                                        PAGE

31.1  Certification of Principal Executive Officer pursuant to              15
      Exchange Act Rule 13a - 14(a), as adopted pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Principal Financial Officer pursuant to              16
      Exchange Act Rule 13a - 14(a), as adopted pursuant to Section
      302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Principal Executive Officer pursuant to 18           17
      U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Certification of Principal Financial Officer pursuant to 18           18
      U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.