Form 10QSB
period 2003-11-30
MAGNA LAB INC
filed 2004-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: November 30, 2003
                                            -----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 10, 2003

        Class A Common Stock, $.001 Par Value          74,079,453
        -------------------------------------          ----------

        Class B Common Stock, $.001 Par Value             379,485
        -------------------------------------          ----------
                       Class                             Shares

Transitional Small Business Disclosure Format (check one)       Yes |_|   No |X|

PART I: FINANCIAL INFORMATION
      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET                           2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                4

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT      5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6-8

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                              9-11

         ITEM 3. - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES           12

PART II - OTHER INFORMATION

         ITEM 1. - LEGAL PROCEEDINGS                                          12

         ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K                           12

SIGNATURES                                                                    13

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2003 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    313,000
  Inventory, deposits and prepaid expenses                               23,000
                                                                   ------------

     Total current assets                                               336,000

PROPERTY AND EQUIPMENT, net                                               7,000
                                                                   ------------

                                                                   $    343,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                            $    541,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,079,453 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     379,485 shares outstanding                                           1,000
  Capital in excess of par value                                     26,917,000
  Accumulated deficit                                               (27,190,000)
                                                                   ------------
        Total stockholders' deficit                                    (198,000)
                                                                   ------------
                                                                   $    343,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended November 30, 2003 and 2002
                                   (unaudited)

                                                Three months ended                Nine months ended
                                                ------------------                -----------------
                                                   November 30,                      November 30,
                                                   ------------                      ------------

                                              2003             2002             2003             2002
                                          ---------------------------------------------------------------
REVENUES                                  $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Selling, general and administrative           50,000          612,000          232,000        1,605,000
  Stock compensation charge                          0           24,000           22,000          519,000
  Research and development                      12,000          190,000           80,000          879,000
  Gain from settlements with creditors        (112,000)         (19,000)        (112,000)         (19,000)
                                          ------------     ------------     ------------     ------------
                                               (50,000)         807,000          222,000        2,984,000
                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                1,000            4,000            2,000           21,000
  Interest imputed on present value of
    lease exit liability                        (2,000)              --           (6,000)              --             .
                                          ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $     49,000     $   (803,000)    $   (226,000)    $ (2,963,000)
                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING,
  BASIC AND DILUTED                         74,460,000       74,460,000       74,460,000       74,460,000
                                          ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                       $      (0.00)    $      (0.01)    $      (0.00)    $      (0.04)
                                          ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                  Nine months ended November 30, 2003 and 2002
                                   (unaudited)

                                                                           2003            2002
                                                                           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $  (226,000)    $(2,963,000)
                                                                    -----------     -----------
  Adjustments:
    Depreciation and amortization                                        12,000          22,000
    Non-cash charge for options/warrants                                 22,000         519,000
    Gain from settlements with creditors                               (112,000)        (19,000)
    Allowance for related party receivable                                   --          59,000
    Use pledged cash to pay lease                                            --          59,000
  Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                              7,000          59,000
    Accounts payable and accrued expenses and all other                (154,000)        137,000
                                                                    -----------     -----------
           Total adjustments                                           (225,000)        874,000
                                                                    -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (451,000)     (2,089,000)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to Related Party, Noga                                              --         (59,000)
                                                                    -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                        --         (59,000)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    None

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                 (451,000)     (2,148,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                                   764,000       3,091,000
                                                                    -----------     -----------
  End of period                                                     $   313,000     $   943,000
                                                                    ===========     ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             For the nine months ended November 30, 2003 (unaudited)


                                                        Common Stock
                                 ----------------------------------------------------------    Capital in
                                          Class A                         Class B                Excess
                                 ----------------------------------------------------------      of Par        Accumulated
                                   Shares         Amount            Shares        Amount          Value           Deficit
                                 ------------------------------------------------------------------------------------------
BALANCES, February 28, 2003      74,079,453    $     74,000         379,485    $      1,000    $ 26,895,000    $(26,964,000)

OPTION/WARRANT CHARGE                    --              --              --              --          22,000              --

NET LOSS                                 --              --              --              --              --        (226,000)
                                 ------------------------------------------------------------------------------------------

BALANCES, November 30, 2003      74,079,453    $     74,000         379,485    $      1,000    $ 26,917,000    $(27,190,000)
                                 ==========================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2003. Certain reclassifications have been made in the Consolidated Statements of Operations for the prior year to conform to current year presentation.

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

The Company has terminated all non-executive personnel, ceased substantially all development, clinical and other activities and significantly reduced or eliminated the compensation of executive management and the Board while the search for new capital, a strategic arrangement or a sale or license or merger continues (see below). Such efforts are being made by members of executive management and the Board on a limited, part-time basis. If such efforts do not succeed, the Company would need to cease all activities.

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at November 30, 2003, the Company had approximately $313,000 in cash, approximately $205,000 in negative working capital and stockholders' deficit of approximately $198,000. For the nine months ended November 30, 2003, the Company had a net loss of approximately $226,000 and utilized approximately $451,000 in cash for operating activities, including approximately $219,000 spent in the quarter ended November 30, 2003. Further, losses are continuing subsequent to November 30, 2003. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2003. The Company's plans to deal with this uncertainty include raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product. Alternatively, the Company is seeking other means to realize value through sale, license or otherwise or through merger with an unrelated business with operations and revenues.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

During the three months ended November 30, 2003 the Company paid approximately $116,000 to reduce approximately $228,000 of accounts payable, accrued liabilities and the estimated present value of its lease exit liability. Negotiated reductions aggregated approximately $112,000 and are reflected in operations. Approximately $13,000 of such payments was charged to the restructuring accrual related to "pre 1997 liabilities" (see Note 10 to Consolidated Financial Statements for the year ended February 28, 2003 included in Form 10-KSB). There was no other activity in the restructuring accrual during the quarter or nine months ended November 30, 2003. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

Accounts payable and accrued liabilities at November 30, 2003 includes amounts payable to management and the Board totaling approximately $113,000 for earned compensation.

Also see, Note 7.

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

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended November 30, 2003 and 2002:

                                       3 Mos. 2003    3 Mos. 2002     9 Mos. 2003     9 Mos. 2002
                                       -----------    -----------     -----------     -----------
      Net income (loss) as reported    $    49,000    $  (803,000)    $  (226,000)    $(2,963,000)
      Deduct stock based
      compensation for employee
      options determined based on
      estimated fair value using
      Black Sholes model at date
      of grant                         $        --    $  (138,000)    $        --     $  (402,000)
                                       ----------------------------------------------------------
      Pro forma net income (loss)      $    49,000    $  (941,000)    $  (226,000)    $(3,365,000)
      Loss per share:
      As reported                      ($     0.00)   ($     0.01)    ($     0.00)    ($     0.03)
      Pro forma                        ($     0.00)   ($     0.01)    ($     0.00)    ($     0.05)

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Lease commitment; exit activities - During the three months ended November 30, 2003, the Company entered into a Mutual Settlement and Release Agreement settling all liabilities associated with the Company's former offices in Lynnfield, MA as discussed in Note 4. Background on this liability is contained in Note 6 to the Consolidated Financial Statements contained in the Company's Form 10-KSB for the year ended February 28, 2003 and subsequent Form 10-QSB filings.

Litigation - In May 2003, a default was entered in the Superior Court of Bristol County in the Commonwealth of Massachusetts ("Massachusetts Court") against the Company in a lawsuit brought by a former vendor of the Company. The default was based on a procedural matter. In October 2003, the Massachusetts Court awarded the vendor approximately $92,000 in claimed damages plus legal fees and costs of approximately $38,000 and interest at 12% from September 2002. Counsel has advised the Company that the Default in Massachusetts requires action in New York in order to be enforced in New York. The Company, based on advice of counsel, intends to vigorously contest this matter in New York. The Company believes, based on the advice of counsel, that the ultimate liability, if any, in this matter remains uncertain pending the Company's planned opposition of attempts to enforce such judgment in New York.

An action filed by the Company in New York to recover over $110,000 paid to this vendor was dismissed in November 2003 on procedural grounds.

See also, Notes 5, 6 and 10 of Notes to Consolidated Financial Statements included in Form 10-KSB for the year ended February 28, 2003.

Item 2. Management's Discussion and Analysis or Plan of Operation

      Factors and Risks That May Affect Future Results

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these many risks include: (a) we presently are dependent on part-time management, all of whom have agreed to reduced compensation in the short term and none of whom are bound by term employment contracts, to raise capital or realize value for our assets, (b) if we cannot obtain additional financing, we will not be able to continue our activities and may be forced to sell our products/technology or merge with another company or liquidate, (c) we have incurred and expect to continue to incur significant losses, (d) if we were to receive new capital, we would need to re-start our operations and there is the risk that relationships, people and processes that were available to us in the past may not be available to us in the future on the same terms or at all, (e) we may never achieve or maintain sales or profitability, (f) we are dependent on the Illuminator products for all of our revenue, if any, if we are able to restart our operations, (g) revenue for the Illuminator products would be largely dependent upon success in demonstrating a unique benefit of our product in diagnosing a particular pathology, which has not yet occurred and is not assured, (h) revenue for the Illuminator products, should such unique benefit be determined, is also highly dependent upon the availability of reimbursement to physicians, hospitals and other healthcare providers, (i) we are dependent on an outsourced manufacturer for all of our production (j) additional development work is necessary to commercialize our products and we have had to cut back such efforts to preserve cash which creates a competitive disadvantage and (k) we are subject to extensive regulation by the US Food and Drug Administration. For a more complete description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2003. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

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

      We developed these products and another device (Artery View), for intravascular MRI imaging, in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which concluded in October 2000. A key element of our business development plans consisted of the conduct of human clinical studies to further investigate the clinical effectiveness and unique advantages of our products to support future marketing and reimbursement efforts. We established our first such study in October 2001 with Brigham and Women's Hospital, an affiliate of Harvard Medical School. In August 2002, we began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies at JHU. All such studies have been suspended or deferred in order to preserve cash.

      Our principal shareholder, Noga Investments in Technology, Ltd. ("Noga"), provided approximately 75% of the equity financing used to finance our operations over the past three fiscal years. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in the Company). As the loss of Noga's financial support and its likely impact on our prospects became clear, we changed our plans, reducing and ultimately eliminating all of our activities other than those aimed at preserving our core technology and other assets and seeking a financial or strategic transaction or sale or license or technology or merger with an unrelated operating business. We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

      Plan of Operations and Liquidity

      At November 30, 2003, we had approximately $313,000 in cash but we had negative working capital and stockholders' deficit of approximately $205,000 and $198,000, respectively, and we continue to lose money. Cash used by operations during the nine months ended November 30, 2003 totaled approximately $451,000.

      Our plan of operations for the coming twelve months is to continue to take action to preserve our core technology and other assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with an operating company. Our efforts to raise additional capital or a strategic arrangement necessary to support our plans have not been successful and we are actively reviewing possible merger candidates with unrelated businesses that may benefit from our status as a public entity. We do not have sufficient cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. Further, our management and Board are operating with significantly reduced or no compensation and there is no assurance that any or all of them will continue to provide services to the Company. As such, we may have to take further measures or cease activities altogether. See also, Notes 4 and 7 to Condensed Consolidated Financial Statements.

      In October 2003, the Board of Directors authorized management to engage in and advance settlement discussions aimed at paying various accounts payable and other liabilities on a reduced basis. During the three months ended November 30, 2003 the Company paid approximately $116,000 to reduce approximately $228,000 of such accounts payable and other liabilities (including an office lease liability), reflecting negotiated reductions aggregating approximately $112,000.

      If our efforts to raise additional capital were to be successful, our business plan calls for a significant increase in our expenditures. However, the difficulties and uncertainties associated with restarting our activities after a period of inactivity increase with the passage of time. We have no commitments or plans to purchase equipment or other capital assets.

      See Note 7 to Condensed Consolidated Financial Statements regarding an out of state default judgment entered against the Company in October 2003 that the Company plans to vigorously oppose. Should successful enforcement of such judgment occur in New York it would adversely affect the Company's liquidity and could force us to cease all operations.

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

      Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. The litigation with a vendor discussed in Note 7 to Condensed Consolidated Financial Statements involves liabilities potentially in excess of $140,000 (certain of which have been recorded to the financial statements based on management estimates). Litigation is inherently uncertain and the ultimate resolution or settlement of this matter could occur at amounts that differ from those reflected in the financial statements.

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

      ----------------------------------

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

      See Form 10-QSB for the quarter ended May 31, 2003 for a description of developments in the matter of Medical Scientific, Inc., Plaintiff, v Magna-Lab Inc., Defendant, in the Superior Court of Bristol County in the Commonwealth of Massachusetts, including Default that was entered in May 2003 against the Company on procedural grounds. On October 17, 2003 the Superior Court of Bristol County awarded damages against the Company of $92,363.87 on the principal claim together with interest on such amount at 12% per annum from September 23, 2002, as well as Plaintiff's attorney's fees and costs in the amount of $37,638.52.

      On November 10, 2003, the Company's action in Supreme Court of the County of Nassau in the State of New York against Medical Scientific, Inc. alleging breach of contract and seeking, among other things, to recover $111,251.25 paid to Medical Scientific Inc. as well as recovery of $15,000 for equipment held by Medical Scientific, Inc. was dismissed by the Court on procedural grounds.

Item 6. - Exhibits and Reports on Form 8-K

      (a) Exhibits

            10.25 Settlement and Mutual Release Agreement between the Company and WebCT dated November 2003.
            31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed no reports on Form 8-K during the quarter ended November 30, 2003.

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

                                                   MAGNA-LAB INC.
                                          --------------------------------------
                                                    (Registrant)

Date: January 13, 2004                By:       /s/ John R. Geisel
                                          --------------------------------------
                                          John R. Geisel, Chief Executive
                                          Officer  (Principal Executive Officer)


                                      By:       /s/ Kenneth C. Riscica
                                          --------------------------------------
                                          Treasurer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

ITEM                                                                        PAGE

10.25       Settlement Agreement and Mutual Release between the              15
            Company and WebCT dated November 2003.
31.1        Certification of Principal Executive Officer pursuant to         18
            Exchange Act Rule 13a - 14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        Certification of Principal Financial Officer pursuant to         19
            Exchange Act Rule 13a - 14(a), as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Principal Executive Officer pursuant to         20
            18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification of Principal Financial Officer pursuant to         21
            18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.