Form 10KSB
period 2004-02-29
MAGNA LAB INC
filed 2004-06-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended                    Commission file number 0-21320
        February 29, 2004

                                 Magna-Lab Inc.
                 (Name of small business issuer in its charter)

             New York                                        11-3074326
 (State or other jurisdiction of                   (I.R.S. Employer I.D. Number)
  incorporation or organization)

6800 Jericho Turnpike, Suite 120W, Syosset, NY                 11791
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

The issuer's revenues for its most recent fiscal year ended
February 29, 2004:                                                    $       0.
                                                                      ----------

The aggregate market value on May 20, 2004 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 300,000
              ---------

As of May 20, 2004, 74,080,109 shares of Class A Common Stock, $.001 par value, and 378,829 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one) YES |_| NO |X|

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

                                INTRODUCTORY NOTE

            Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including those identified below. Such risks are discussed in "Risk Factors" and elsewhere in this report. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

ITEM 1. Description of Business

            Overview

            Our business had been focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of coronary heart disease including its most deadly form, coronary artery disease. Due to the unavailability of additional funding, beginning in the fiscal year ended February 28, 2003, we essentially ceased all of our operations including product development and commercialization activities. Our efforts since that time, which have been conducted by a limited number of remaining Board members and part-time management, have been focused on continuing the search for financing and/or entering into a strategic transaction or sale or license of our business. Among the possibilities presently being considered is the merger of our company with an unrelated enterprise in a so-called "reverse merger" transaction. During the fiscal year ended February 29, 2004, our efforts also included settling liabilities with creditors, preserving our technology and cash and maintaining our public reporting status. While we have reduced our expenditures very significantly, we currently do not have sufficient cash resources to continue even our reduced activities and may be forced to cease our public reporting.

            Our first two products, Illuminator Probe(TM) and Illuminator Surface Coil(TM), are intended to provide a non-invasive means for imaging the heart and associated structures and vessels. These two Illuminator products are designed to be used in conjunction with existing MRI systems and are intended to significantly enhance the diagnostic image created by MRI and were approved for marketing by the United States Food and Drug Administration ("FDA") in May and June 2001 for use with the General Electric 1.5T Signa(R) MRI Systems (see "Description of Business - Our Products"). At the time we ceased development and commercialization activities, we were engaged in post-clearance imaging studies intended to further develop the capabilities of our technology and to demonstrate its effectiveness in human studies. We have outsourced production of our Illuminator products to a third party manufacturer and initial production has been successful. We have not yet sold any of our products.

            A key element of our planned activities for the year ended February 28, 2003 included raising capital to support progress on clinical marketing studies using our Illuminator products. Our principal shareholder, Noga Investments in Technology, Ltd. ("Noga"), had made investment and other financial commitments to us which were a part of our plans. In addition, we worked with an investment bank to assist us in raising capital with Noga as an expected participant. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in us). In January 2003 we were informed of Noga's inability to keep its financial commitments. In March 2003, the investment bank informed us, among other matters, that Noga's receivership was an "extreme disadvantage" to our capital raising efforts.

            During October and November 2002 we completed clinical imaging to the point of achieving an in-process milestone, we terminated all non-executive personnel, we vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and we ceased substantially all development, clinical and other commercialization activities. In addition, our executive officers and Board agreed to defer payment of much of their compensation beginning in September 2002. In January 2003 further deferrals of compensation were replaced with significant cuts in executive compensation and Board compensation was essentially eliminated. In connection therewith, the Company's Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer. Compensation earned but not paid during the period from September 1, 2002 through January 15, 2003 for executive management and the Board aggregates approximately $113,000 and remains unpaid. In May 2004, Mr. John R. Geisel resigned as our Acting Chief Executive Officer and from our Board. Dr. Minkoff, our President, assumed the responsibilities of principal executive officer of the Company. On May 1, 2004 Mr. Daniel M. Mulvena resigned from our Board of Directors.

            During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our development and marketing efforts, approximately 75% of which was provided by Noga.

            Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our cardiac medical device line of business. This enabled us to continue to focus on our core competencies in MRI technology while at the same time addressing a perceived need in cardiology for non-invasive or minimally invasive procedures to aid in detection and diagnosis of CAD.

            Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 where our phone number is (516) 393 5874 and our website is www.magna-lab.com. We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997.

            Cardiac Market

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

            Based on published information of the National Heart Lung and Blood Institute and others, we believe that over $200 billion is spent annually in America on diagnosis, treatment and follow up of patients with cardiovascular diseases including over $58 billion on Coronary Heart Disease, according to the American Heart Association. Within that amount, we believe that over $10 billion dollars is spent on approximately 9.8 million advanced diagnostic procedures (stress tests and angiograms) to detect coronary artery disease ("CAD"), the single largest subset of CHD. We believe that over 12 million Americans have been diagnosed as having CAD and that approximately 6 million people visit U.S. hospitals with CAD complaints annually. We believe that approximately 3 million Americans are referred for testing, observation, or treatment. Annually, we believe that approximately 1.5 million people have a heart attack in the United States (approximately one American every 20 seconds) and approximately 500,000 of these die (approximately one American every minute).

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

      o Coronary Angiography - A slender catheter is threaded into an artery in the arm or groin toward the heart and into the coronary arteries. A dye is used that is visible on X-ray (fluoroscopy). Coronary artery disease is manifested by an irregular or narrowing of the inner wall of the coronary arteries. If coronary artery disease is detected, an angioplasty may be ordered to widen the channel in the artery.

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

            Our Products

            Our products have been developed under the direction of Dr. Lawrence
A. Minkoff, Ph.D. our Founder, President and Chief Scientific Officer. We initially developed these products in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York which began in May 1997 and concluded in October 2000. We obtained FDA clearance of our Illuminator products using animal studies. If we were to continue operations, our business plan calls for human clinical imaging studies in order to further investigate the clinical utility and unique application of our products and to serve as a basis for requesting unique reimbursement codes.

            Our products, including products under development (which has ceased), consist of the following:

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

      o Artery View - This is a minimally invasive device to permit the cardiologist to see the composition of atherosclerotic plaque that is believed to be a cause of CAD. Artery View is an intra-arterial probe that is threaded through a catheter and guide wire to the site of atherosclerotic blockage. The device is intended to facilitate the capture of high resolution magnetic resonance images to provide a diagnostic view of the fine structures of the arterial wall and various components of atherosclerotic plaque. We believe that MRI is the only imaging technique that permits the differentiation of the chemical composition of the tissue. This device is intended to aid in the treatment of CAD by permitting the physician to assess the morphology (structure and form) and the chemistry of the lesion that is causing the distress. We have developed a working prototype of the Artery View catheter and have completed studies with the device using animals under an Animal Studies Agreement entered into in January 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School. The study with MGH, was successfully completed in September 2002 and the results included high resolution MRI images of coronary sized arteries and assessment of Nitinol stent deployment under MRI guidance.

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

      We incurred research and development expenses of approximately $53,000 in the year ended February 29, 2004 and approximately $913,000 in the prior fiscal year.

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

            In 1998, we engaged MedSource Technologies (formerly ACT Medical, Inc.) to assist in the design, validation and initial production of our devices. We believe MedSource to be one of the leading contract developers and manufacturers of medical devices. MedSource manufactured and delivered to us the first commercial lot of the Illuminator products in October 2001. We had negotiated and reached agreement in principle regarding pricing and other terms for commercial production of the Illuminator products, however we have not yet executed an agreement, and such terms may no longer be available to us. Our ability to satisfy market demand for the Illuminator products (should it develop) will be dependent, in part, on our ability to establish satisfactory commercial production relationships with MedSource or other contract manufacturers.

            We believe we have carefully followed principles of good manufacturing practice in the design, documentation and validation of our products. We work with the advice of outside regulatory consultants to assure compliance with the accepted standards of documentation that is required to achieve "good manufacturing practices" and ISO certification.

            Marketing and Distribution

            We have not yet sold any of our products. Since our products involve new procedures, data on human patients will be an important factor in achieving acceptance of the use of our products among cardiologists and other members of the medical community. Further, it is our view that optimal reimbursement for the use of our products from third party payors, an important element of market acceptance, will benefit from the development of a unique reimbursement code specific to our products. To obtain such a unique code involves obtaining sufficient clinical data to support the value proposition that the product has a cost benefit. As such, our plan has been to focus our initial marketing effort on the clinical validation of the use and unique benefit of the Illuminator Probe and Illuminator Surface Coil. Progress on our human clinical work is discussed below.

            Human clinical studies using the Illuminator products started at Brigham and Women's Hospital, an affiliate of Harvard Medical School in October 2001. Through July 2002, the patient enrollment in the BWH study did not meet our anatomical targeting goal and BWH agreed to expand the study to image healthy volunteers. Imaging healthy volunteers gave us both increased number of patients in the study, and allowed us more flexibility in imaging anatomical targets of interest that might not be practical with a clinical case because such cases often involve very sick patients and a focus on their specific needs. The delays in obtaining the clinical imaging results at that time caused us to begin reducing and deferring various planned activities, including marketing activities and infrastructure growth, in order to focus our resources on the clinical work and to preserve cash. In August 2002, we also began imaging human volunteers at Dartmouth Hitchcock Medical Center ("Dartmouth"). In November 2002, the Western Internal Review Board of Johns Hopkins Medical Center ("Johns Hopkins") approved the protocol necessary to conduct clinical studies at Johns Hopkins.

            In November 2002 both the BWH and the Dartmouth studies were stopped in order to recognize: (a) that these studies had achieved a milestone set for the study (successfully imaging all four of the coronary arteries in cross section) and (b) the Company's need to preserve cash. The clinical studies at JHU have not yet begun to preserve cash.

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

            The results of our work in applying our products to CHD were presented at meetings of the American Heart Association, the Radiological Society of North America, the American College of Cardiology and the Society of Magnetic Resonance in Medicine in prior years. We did not present at any medical meetings in the fiscal years ended February 28, 2003 or February 29, 2004.

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

            Proprietary Rights and Licenses

            An important part of our product development strategy has been to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual agreements.

            U.S. Patent Number 6,437,569 with 33 claims for our Illuminator(TM) Probe has been allowed by the United States Patent and Trademark Office. The inventors of record include Lawrence A. Minkoff, Ph.D., the Company's Chief Scientific Officer as well as the following doctors and scientists at MSSM:
Valentin Fuster, M.D., Ph.D., Meir Shinnar, M.D., Ph.D., Zahi A. Fayad, Ph.D., Juan J. Badimon, Ph.D. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Illuminator Probe. We have filed two additional patent applications in the United States relative to the proprietary elements of our Illuminator and Artery View products. Such patent applications relate to the application and design of the products. We have received "notices of allowance" with respect to one patent related to the Artery View catheter, granting virtually all of the claims made and such patent application was published on January 30, 2003 as Pub. No.: US 2003/0023160 A1. Such patent has not yet been issued. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Artery View. Efforts to advance such patent applications to the non-U.S. markets, including countries covered by the Patent Cooperation Treaty locations, has been initiated but has not been aggressively pursued in order to preserve cash. Each of these applications has been filed in the name of Dr. Minkoff, and Dr. Minkoff has agreed to assign his rights to these patent applications to us.

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

      o refusal of our requests for 510(k) clearance or premarket application approval of new products;
      o withdrawal of 510(k) clearance or premarket application approvals already granted; and
      o     criminal prosecution.

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

            FDA clearance does not necessarily result in coverage and reimbursement by third-party payors. The Illuminator products may not be covered under Medicare or Medicaid. A current practices technology code, or CPT code, is necessary to facilitate claims submission. If an existing code is not appropriate, an application for a new code can be made to the American Medical Association. This process can be lengthy, however, typically two or more years before the new code is effective. In the meantime, claims may be submitted using a miscellaneous CPT code under certain circumstances.

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

            Competition

                  The health care industry in general, and the market for medical and diagnostic devices in particular, is highly competitive and virtually all of the other entities known to us to be engaged in the manufacture of medical and diagnostic devices possess substantially greater resources than us. If we were to restart our operations, we will experience competition both from existing technologies and from others who may attempt other approaches to MRI imaging for diagnosis of CHD. The competing technologies that physicians utilize to make diagnoses and select treatment options for CHD are described in "Description of Business - Current Detection Methods for Coronary Artery Disease". There are a number of factors which will determine selection of a particular diagnostic procedure. These include cost/degree of reimbursement, ease and patient comfort, reliability, effectiveness and risk.

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

            Product Liability

            Product liability claims relating to our products may be asserted against us. If such claims are asserted against us, there can be no assurance that we will have sufficient resources to defend against any such claim or satisfy any such successful claim. We currently have no product liability insurance.

            Human Resources

            At May 16, 2004, we have no full time employees and two part-time executive officers.

            Factors and Risks That May Affect Future Results

            See "Introductory Note" on page 1 of this report regarding Forward Looking Statements. You should carefully consider the risks described below before deciding whether to invest in shares of our common stock. Any investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

            If we do not successfully address the risks described below, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common stock may decline and you may lose all or part of your investment. We cannot assure you that we will successfully address these risks.

            We have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements, to raise capital or realize value for our assets or identify and execute a strategic or merger transaction.

            Our executive officers consist of two persons who have agreed to work for us as per diem consultants in the roles of President and Chief Financial Officer. Each of them has agreed to accept substantially reduced compensation and our Board has essentially agreed to the elimination of its cash compensation. This was done to permit us more time to either raise capital or realize value for our core assets. Our Acting Chief Executive Officer, who was also a director, resigned from the Company on May 1, 2004, as did another member of our Board of Directors. If the remaining executive officers and Board members were no longer willing to accept these arrangements, then the Company's attempts to raise capital or realize value for its core assets could be negatively affected or cease altogether.

If we cannot obtain additional financing we will not be able to continue our planned operation. Further, we may be forced to sell our products/technology or merge with another company or liquidate.

            Our available cash and working capital at February 29, 2004 is not sufficient to meet our cash requirements for the coming year, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. In order to carry out any plan to restart our operations, we will need to raise significant additional financing. We presently have no commitments for such financing and cannot assure investors that we will be successful in obtaining such financing as and when needed, on terms acceptable to us or at all. Any equity financing could be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing which we need currently, we may be forced to cease all activities and liquidate. We are exploring other alternatives including a strategic transaction, a sale or license of our products and technology or a merger with an unrelated business.

We have incurred significant net losses in the past, our plans call for higher losses in the future, our present working capital is not sufficient for our current plans and we may never achieve or maintain sales or profitability.

            We have incurred significant net losses since our inception and since our transition to a medical device business in 1997. Our net loss was $210,000 and $3,042,000 for the fiscal years ended February 29, 2004 and February 28, 2003, respectively. Our accumulated deficit since our inception in 1992 was $27,174,000 at February 29, 2004. At February 29, 2004 we had
approximately $266,000 of cash and working capital and shareholders' deficits of approximately ($188,000) and ($182,000). This level of funding is clearly insufficient to fund our planned operations for the coming twelve months. Further, approximately 38% of our cash was expended in March 2004 to settle a litigation matter. We received FDA clearance to market our initial products in May and June of 2001 and have not yet sold any of these products. Our ability to generate revenue is uncertain and we may never generate sufficient revenue from product sales to achieve or maintain profitable operations.

If we are successful in locating new capital, we would need to restart our operations and there is a risk that relationships, people and process that were available to us in the past may not be available in the future on the same terms or at all.

            In order to preserve our core assets and permit us time to attempt to obtain new capital, a strategic transaction or a sale or license of our products and technology, we have ceased virtually all of our planned development, clinical and commercialization activities and terminated all non-executive employees. If we were to restart our planned operations with new capital, there is no assurance that previously existing people, vendors, consultants and processes would be available to us on the same or acceptable terms, or at all. Additionally, we would want to restart clinical work at institutions where we have already done work and such institutions may not be available to us at the time or on terms which would be acceptable or at all. The loss of such people, vendors, consultants, processes and clinical sites, or any of them, could result in unforeseen costs or difficulties and may be viewed as an obstacle to any sale of the products or technology.

If the Illuminator products do not achieve broad market acceptance among physicians, we will not be able to generate the revenue necessary to support our business.

            Acceptance of the use of the Illuminator products assumes that physicians are willing to use new diagnostic methods to diagnose CHD. We began human imaging using our products in October 2001, such imaging has been limited and was ceased in November 2002. As such, while progress has been made toward demonstrating the clinical effectiveness or advantage of our products, and we believe important milestones have been achieved, more work is necessary. Acceptance of our products is dependent first on demonstrating such clinical effectiveness or advantage and then on educating the medical community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products relative to competitive products, and on training physicians in the proper application of our products. We anticipate that a substantial amount of clinical experience and physician education may be required to demonstrate the full capabilities and advantages of our products and to achieve widespread utilization of such products. Physicians may be reluctant to use our products simply because existing methods are already so widely accepted and are based on established technologies. Patients may also be reluctant to have their physicians use new diagnostic methods. In addition, clinical experience may indicate that the Illuminator products cause unexpected complications or other unforeseen negative effects. If, due to any of these factors, the Illuminator products do not receive broad market acceptance among physicians, we will not generate significant revenues. In this event, our business, financial condition and results of operations would be seriously harmed.

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

            Our principal shareholder, Noga Investments in Technologies, Ltd., beneficially owns approximately 40.5% in the aggregate of our outstanding voting power and our executive officers and directors beneficially own approximately 13.8% (1.8% actual ownership) of our outstanding voting power. Noga is a party to an agreement which entitled it to designate a specified number of persons to our board of directors until December 2001. Noga has designated two directors. Because of its high level of stock ownership, and Board representation, Noga, or Noga and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval. This concentration of ownership could have the effect of delaying or preventing a change in control of us, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of our common stock. The interests of our executive officers, directors and Noga may differ from the interests of the other stockholders.

Sales of shares, including those underlying our stock options, may depress the price of our common stock.

            Sales of substantial amounts of our common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of our common stock and our ability to raise capital by selling equity securities.

            Also, our executives, directors and consultants may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the Securities and Exchange Commission.

            We have outstanding stock options and warrants to purchase an aggregate of 11,863,334 shares of our common stock, all of which are currently exercisable. If any of these currently outstanding options and warrants are exercised, such exercise will result in additional outstanding shares of common stock which may, because substantially all of them are registered, be sold in the public market. This presents potential substantial dilution to our current shareholders and may result in a drop in the market price of our common stock.

            We currently have 74,458,938 shares of common stock issued and outstanding, of which approximately 31,000,000 shares are held by and affiliate of the Company and may therefore be deemed "control" securities, as such term is defined in the Securities Act of 1933, as amended, and the balance of which are freely tradable. The "control" securities may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, these "control" securities may currently be sold in the public market, provided the seller complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these "control" securities sells them or are perceived by the market as intending to sell them.

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

Risks associated with a possible "Reverse Merger"

In addition to the above risks associated with raising capital, restarting our operations and developing our Cardiac MRI products, additional risks are associated with the possibility of us merging with an unrelated business wishing to be a reporting company through a "reverse merger". Those additional risks include, but are not limited to, the following:

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

            Our certificate of incorporation authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock. Although we have no commitments to issue our securities, a reverse merger would, in all likelihood, require us to issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock or to reverse split our common stock in order to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock or a reverse split of our common stock:

      o would significantly reduce the equity interest of current shareholders;
      o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and
      o     may adversely affect prevailing market prices for our common stock.

If we merge with an unrelated business, we may divest our cardiac MRI technology as part of such a transaction or it may remain with the Company and not get any priority in allocation of any funding that may be available.

            Our cardiac MRI technology requires substantial additional investment in order to complete development and commercialization. If we merge with an unrelated business, it is highly unlikely that the management of such business would have an interest in our cardiac MRI technology and therefore such technology would likely either be divested as part of such a merger or, if it remained with the merged business, it would likely not get priority in allocation of any funding that may be available. As such, if we were to merge with an unrelated business, the value to be realized from such technology would likely be very limited, if any.

If we merge with an unrelated business, it is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

            Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members who are persons with a limited commitment to the Company at this time. Any future role of our personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in some capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to review the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, our resources of money and time to effectuate such efforts are extremely limited and therefore we cannot assure you that our assessment of management will prove to be correct.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

            We expect to encounter intense competition from other entities seeking to merge an operating business into a public company, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses with which we could merge, our ability to compete in acquiring certain sizable target businesses will be limited by our lack of available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, should we be required or elect to seek stockholder approval of a business combination or likely capitalization issues related thereto, it may delay the consummation of a transaction and may reduce the resources available for a business combination. Additionally, our outstanding stock options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

            If the target business we merge with requires capital in order to execute its business plan, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Item 2. Description of Property

            We maintain an office of approximately 250 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,200 plus services. Should we be successful in resuming our development, clinical and commercialization activities, we would need additional facilities to support our efforts.

Item 3. Legal Proceedings

            On March 31, 2004, the Company and Medical Scientific, Inc. entered into and consummated a Settlement Agreement and Mutual Release, settling all matters relating to the litigation and dispute between them in exchange for a lump sum payment by the Company of $100,000 and the delivery by Medical Scientific, Inc. of certain products, documentation and parts and return of equipment. The Settlement Agreement and Mutual Release is subject to rescission in the event any or all of the lump sum payment is required to be repaid by Medical Scientific, Inc. The parties delivered in escrow documents necessary to evidence the satisfaction of the judgments obtained by Medical Scientific, Inc. against the Company, originally in Massachusetts and subsequently in New York, and to dismiss with prejudice the litigation pending by the Company against Medical Scientific, Inc. Unless the Company becomes subject to a bankruptcy proceeding before then, the documents delivered in escrow are to be released from escrow for filing upon the expiration of 90 days from the closing.

            On April 29, 2003, White Glove Transportation Services Inc. released us from further liability, with prejudice, from a complaint they filed against us in November 2001 seeking payment of storage charges which we disputed. To settle this matter, we paid (prior to February 28, 2003) an immaterial amount into escrow pending finalization and filing of documentation including mutual releases, which releases were subsequently received and related escrow released.

            We have been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997. Further there are some unpaid judgments against the Company (two of which were settled in the two years ended February 29, 2004) for various claims relating to that period and which the Company believes does not exceed $15,000. Note 9 to Consolidated Financial Statements discusses a claim made by a former employee for non-payment of an alleged bonus. To the best of our knowledge, all other material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us.

            See Note 9 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 29, 2004.

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

                                                    Fiscal Year Ended February 28 or 29,
                                                        2004                   2003
                                                        ----                   ----
                                                  High         Low       High         Low
Class A Common Stock:
First Quarter ended  May 31,                      $0.02       $0.01      $0.15       $0.09
Second Quarter ended August 31,                   $0.01       $0.01      $0.09       $0.03
Third Quarter ended  November 30,                 $0.01       $0.01      $0.03       $0.01
Fourth Quarter ended  February 29 or 28,          $0.02       $0.01      $0.02       $0.01

There is no established public trading market for the Company's Class B Common Stock.

            On May 20, 2004 the closing bid price for the Class A Common Stock was approximately $0.01.

            (b)   Recent sales of unregistered securities and related matters -

                  There were no sales of unregistered securities in the fiscal year ended February 29, 2004.

            (c)   Approximate Number of Equity Stock Holders

            Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 19, 2004 are approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                         416
Class B Common Stock                                                          29

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

Item 6. Management's Discussion and Analysis or Plan of Operations

            Overview

            Our business had been focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of coronary heart disease including its most deadly form, coronary artery disease. Due to the unavailability of additional funding,, beginning in the year ended February 28, 2003, we essentially ceased all or our operations including product development and commercialization efforts. Our efforts since that time, which have been conducted by a limited number of remaining Board members and part-time management, have been focused on continuing the search for additional financing and/or entering into a strategic transaction or sale or license of our business. Among the possibilities presently being considered is the merger of our company with an unrelated enterprise in a so-called "reverse merger" transaction. During the fiscal year ended February 29, 2004, the Company's efforts have also included settling liabilities with creditors, preserving our technology and cash and maintaining our public reporting status. While we have reduced our expenditures very significantly, we currently do not have sufficient cash resources to continue even our reduced activities and may be forced to cease our public reporting.

            A key element of our planned activities for the year ended February 28, 2003 included raising capital to support progress on clinical marketing studies using our Illuminator products. Our principal shareholder, Noga Investments in Technology, Ltd. ("Noga"), had made investment and other financial commitments to us which were a part of our plans. In addition, we worked with an investment bank to assist us in raising capital with Noga as an expected participant. In September 2002, Noga's parent company sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets (including Noga's investment in us). In January 2003 we were informed of Noga's inability to keep its financial commitments. In March 2003, the investment bank informed us, among other matters, that Noga's receivership was an "extreme disadvantage" to our capital raising efforts.

            During October and November 2002 we completed clinical imaging to the point of achieving an in-process milestone, we terminated all non-executive personnel, we vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and we ceased substantially all development, clinical and other commercialization activities. In addition, our executive officers and Board agreed to defer payment of much of their compensation beginning in September 2002. In January 2003 further deferrals of compensation were replaced with significant cuts in executive compensation and Board compensation was essentially eliminated. In connection therewith, the Company's Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer. Compensation earned but not paid during the period from September 1, 2002 through January 15, 2003 for executive management and the Board aggregates approximately $113,000 and remains unpaid. On May 1, 2004, Mr. John R. Geisel resigned as our Acting Chief Executive Officer and from our Board. Dr. Minkoff, our President, assumed the responsibilities of principal executive officer of the Company. On May 1, 2004 Mr. Daniel M. Mulvena resigned from our Board of Directors.

During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our development and marketing efforts, approximately 75% of which was provided by Noga. We have no product sales to date and have incurred net operating losses and negative cash flows since inception.

            Plan of Operations and Liquidity

            During the fiscal year ended February 29, 2004 our activities focused on seeking additional capital, entering into a strategic transaction and, alternatively, engaging in a sale or license of our technology or a merger with an unrelated business. Additionally, our activities have included preserving our technology and cash, making settlements with creditors and maintaining our public reporting. To date, our efforts to raise additional capital or engage in a strategic arrangement necessary to support our plans have not been successful. Additionally, our efforts to review possible merger candidates with unrelated businesses that would benefit from our public entity, have been hampered by the need to bring closure to certain issues, including but not limited to settlement of leases, litigation and other liabilities.

            At February 29, 2004, we had approximately $266,000 in cash and our working capital deficit and stockholders' deficit were approximately ($188,000) and ($182,000), respectively. We continue to lose money, although at a reduced rate. Cash used by operations during the twelve months ended February 29, 2004 totaled approximately $498,000, approximately 30% of which was utilized to settle and reduce debt. Subsequent to February 29, 2004, on March 31, 2004, we paid $100,000 to settle a litigation matter thereby further reducing our cash resources and liabilities by approximately $100,000.

            Our plan of operations for the coming twelve months is to continue to take actions to preserve our core assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with another company. We do not have the cash resources to continue that plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

            If our efforts to raise additional capital were to be successful, our business plan calls for the following principal activities over the next twelve months:

      o Restarting our operations, with the attendant risks that prior relationships that have been ceased or deferred may not still be available to us

      o Completing certain development work to incorporate product changes as a result of experience gained in clinical use

      o Conducting additional post clearance marketing studies at participating healthcare institutions, possibly including BWH, Dartmouth and JHU

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

      o Recruiting management and establishing infrastructure and systems necessary to support growth.

      o     Developing a comprehensive healthcare reimbursement strategy.

            Such activities are costly and, should we obtain financing, we may be forced to reduce those plans to accommodate the practicality of any amount that might be available to us. Our plans and capital requirements are dependent upon a number of factors such as those described under "Item 1. Description of Business - Factors and Risks that May Affect Future Results."

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

            Accounting for Exit and Disposal Activities - In July 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"). Statement 146 changes the accounting for the costs of exiting certain activities. Statement 146 is mandatory for periods after 2002 and earlier adoption is encouraged. The Company has adopted Statement 146, as recommended by the Financial Accounting Standards Board, for its exit from its Lynnfield, MA executive offices when it "ceased to receive services" at the end of October 2002. In accruing the present value of the remaining lease obligation, the Company makes estimates that are periodically revised, about sublet income and other matters. In November 2003, the Company and the landlord executed a Mutual Settlement and Release Agreement setting all matters between the parties for a payment of $75,000 and the remaining accrual at that time was reversed as discussed in Note 4 and 5 to consolidated financial statements.

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

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                              25

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                       26

         CONSOLIDATED STATEMENTS OF OPERATIONS                            27

         CONSOLIDATED STATEMENTS OF CASH FLOWS                            28

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  EQUITY (DEFICIT)                                        29

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     30 - 36

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Magna-Lab Inc.:

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 29, 2004, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years ended February 29, 2004 and February 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 29, 2004, and the consolidated results of their operations and their cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Further, the Company's cash and working capital positions as of February 29, 2004 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 5, 2004

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 29, 2004

                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $    266,000
  Prepaid expense                                                            10,000
                                                                       ------------
       Total current assets                                                 276,000

PROPERTY AND EQUIPMENT, net                                                   6,000
                                                                       ------------

                                                                       $    282,000
                                                                       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $113,000 payable to
    management and board members for earned but unpaid compensation    $    415,000
  Accrued expenses and other current liabilities                             49,000
                                                                       ------------
       Total current liabilities                                            464,000
                                                                       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share,
    120,000,000 shares authorized, 74,079,453 shares issued
    and outstanding                                                          74,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued
    and 379,485 shares outstanding                                            1,000
  Capital in excess of par value                                         26,917,000
  Accumulated deficit                                                   (27,174,000)
                                                                       ------------
       Total stockholders' deficit                                         (182,000)
                                                                       ------------

                                                                       $    282,000
                                                                       ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 29, 2004 and February 28, 2003

                                                                   2004             2003
                                                               ------------     ------------
REVENUES                                                       $          0     $          0
                                                               ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                               329,000        1,443,000
  Research and development                                           53,000          913,000
  Stock compensation charge                                          22,000          536,000
  Gain from settlements with creditors and other                   (197,000)         (19,000)
  Charge for lease exit activity                                         --          188,000
                                                               ------------     ------------
                                                                    207,000        3,061,000
                                                               ------------     ------------

LOSS FROM OPERATIONS                                               (207,000)      (3,061,000)
                                                               ------------     ------------

OTHER INCOME
  Interest income                                                     3,000           22,000
  Interest imputed on present value of lease exit liability          (6,000)          (3,000)
                                                               ------------     ------------

NET LOSS                                                       $   (210,000)    $ (3,042,000)
                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             74,460,000       74,460,000
                                                               ============     ============

NET LOSS PER SHARE, basic and diluted                          $      (0.00)    $      (0.04)
                                                               ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 29, 2004 and February 28, 2003

                                                             2004            2003
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $  (210,000)    $(3,042,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                 22,000         536,000
    Depreciation and amortization                             11,000          32,000
    Gain from settlements with creditors and other          (197,000)        (19,000)
    Write-off loan to Noga shareholder                            --          59,000
    Use cash pledged to pay lease obligation                      --          59,000
    Changes in operating assets and liabilities:
     Prepaids and other assets                                20,000          69,000
     Accounts payable, accrued expenses and all other       (144,000)         38,000
                                                         -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                       (498,000)     (2,268,000)
                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to related party, shareholder of Noga                      --         (59,000)
                                                         -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                             --         (59,000)
                                                         -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES: None

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (498,000)     (2,327,000)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                          764,000       3,091,000
                                                         -----------     -----------

  End of year                                            $   266,000     $   764,000
                                                         ===========     ===========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS

    None

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               Years Ended February 29, 2004 and February 28, 2003

                                                       Common Stock
                                -----------------------------------------------------------     Capital in
                                          Class A                         Class B                 Excess
                                ---------------------------    ----------------------------       of Par        Accumulated
                                    Shares         Amount           Shares         Amount          Value          Deficit
                                -------------------------------------------------------------------------------------------
BALANCES, February 28, 2002      74,079,453    $     74,000         379,485    $      1,000    $ 26,359,000    $(23,922,000)

STOCK COMPENSATION                       --              --              --              --         536,000              --

NET LOSS                                 --              --              --              --              --      (3,042,000)
                                -------------------------------------------------------------------------------------------

BALANCES, February 28, 2003      74,079,453    $     74,000         379,485    $      1,000    $ 26,895,000    $(26,964,000)

STOCK COMPENSATION                       --              --              --              --          22,000              --

NET LOSS                                 --              --              --              --              --        (210,000)
                                -------------------------------------------------------------------------------------------

BALANCES, February 29, 2004      74,079,453    $     74,000         379,485    $      1,000    $ 26,917,000    $(27,174,000)
                                ===========================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") was engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company's efforts since then have been focused on: (a) raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product or (b) seeking other means to realize value through sale, license or otherwise or (c) merging the Company with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash and the Company's technology, making settlements with creditors and continuing its public reporting.

In September 2002, the Company's principal source of financing, Noga Investments in Technology, Ltd. ("Noga") sought protection from creditors and in November 2002 a receiver was appointed to seize and manage Noga's assets. The Noga receiver has advised the Company that Noga does not have the capacity to, and does not intend to, keep unfilled investment, loan repayment and other commitments to the Company. Subsequently, the Company terminated all non-executive personnel, vacated its office in Lynnfield, MA, ceased substantially all development, clinical and other activities and significantly reduced or eliminated the compensation of executive management and the Board while the search for new capital, a strategic arrangement or a sale or license or merger continues.

The Company's Illuminator Probe(TM) and the Illuminator Surface Coil(TM) have received U.S. marketing clearance from the U.S. Food and Drug Administration ("FDA") for use on a General Electric 1.5 tesla Signa(R) MRI system. They are intended to non-invasively aid in the production of high resolution Magnetic Resonance Imaging ("MRI") images of the aortic arch, the descending aorta and the coronary vessels of the heart and associated structures in the thoracic region to advance the definitive diagnosis of Coronary Heart Disease ("CHD"). The Company's Artery View, was being developed to be a micro MRI receiver coil in an intravascular catheter that is intended to image the coronary vessels of the heart from within the vessels. The Company has had no product sales and has incurred net operating losses and negative cash flows from operations since inception.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 29, 2004, the Company had approximately $266,000 in cash, approximately $188,000 in negative working capital and a stockholders' deficit of approximately $182,000. For the year ended February 29, 2004, the Company had a net loss of approximately $210,000 and utilized approximately $498,000 in cash for operating activities. Further, losses are continuing subsequent to February 29, 2004. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2004. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Property and Equipment - Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight line method generally over five to seven years.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 29, 2004 and February 28, 2003.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 29, 2004.

Impairment of Long-Lived Assets - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. An impairment loss is the difference by which the carrying amount of an asset exceeds its fair value.

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

Stock Based Compensation - The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Under APBO No. 25, compensation expense for fixed awards is based upon the difference, in any, on the date of grant between the estimated fair value of the Company's stock and the exercise price and is amortized over the vesting period. Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Scholes option valuation model. The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied.

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended February 29, 2004 and February 28, 2003:

                                                     2004                2003
                                                     ----                ----
       Net loss as reported                     $  (210,000)        $(3,042,000)
       Deduct stock based
       compensation for employee
       options determined based on
       estimated fair value using
       Black Sholes model at date
       of grant                                 $         0         $  (486,000)
                                                -----------         -----------
       Pro forma net loss                       $  (210,000)        $(3,528,000)
       Loss per share:
       As reported                              $      0.00         ($     0.04)
       Pro forma                                $      0.00         ($     0.05)

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment at February 29, 2004 consists of the following:

       Machinery and equipment                                        $  30,000
       Less accumulated depreciation and amortization                   (24,000)
                                                                      ---------
                                                                      $   6,000
                                                                      =========

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUALS:

At February 29, 2004, accounts payable includes approximately $113,000 for amounts payable to management and the Board of Directors for compensation voluntarily deferred by them as discussed in Note 9.

Subsequent to February 29, 2004, the Company paid $100,000 as part of a Settlement Agreement and Mutual Release to settle an account payable for approximately that amount to a vendor in the matter discussed in Note 9. Approximately $47,000 of accounts payable at February 29, 2004 relates to the 1997 restructuring discussed in Note 9.

Balances from two vendors, aggregating approximately $90,000 and included in accounts payable, are from professional service firms that no longer provide service to the Company and include amounts charged for services which the Company would dispute. The Company is not requesting services from these two professional service firms and very limited or no collection activity has occurred to date.

The following table reflects activity in the restructuring accrual for the pre-1997 activities (Note 9):

                                                    February 28 or 29
                                                -------------------------
                                                   2004            2003
                                                ---------       ---------
      Beginning balance                         $  73,000       $ 132,000
      Cost of liabilities settled                 (13,000)        (25,000)
      Adjustment of accrual                       (54,000)        (34,000)
                                                ---------       ---------
      Ending balance                            $   6,000       $  73,000
                                                =========       =========

The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time. The adjustment of the accrual, approximately $54,000 and $34,000 in the fiscal years ended 2004 and 2003, respectively, is included with Gain from settlements with creditors and other in the consolidated statements of operations.

During the year ended February 29, 2004 the Company paid approximately $116,000 to reduce approximately $228,000 of accounts payable, accrued liabilities and the estimated present value of its lease exit liability. Negotiated reductions aggregated approximately $112,000 and are reflected in Gain on settlements with creditors in the consolidated statements of operations. The remainder of the Gain on settlements with creditors includes approximately $54,000 of adjustment of the pre-1997 restructuring accrual as a result of the resolution of certain exposures in February 2004 and approximately $31,000 related to normal adjustments of accruals as a result of the improved exposure profile of certain matters resolved during, and shortly after the close of, the fiscal year ended February 29, 2004.

NOTE 5 - LEASE EXIT ACTIVITY:

In November 2003, the Company entered into a Mutual Settlement and Release Agreement settling all liabilities associated with the Company's sublease of its former offices in Lynnfield, MA (discussed below) in exchange for the payment of $75,000.

In August 2001, the Company had entered into a sublease agreement for office space calling for monthly rent and utilities through June 30, 2004. In July 2002, the Company ceased paying the monthly rent. In September 2002, the sublessor declared the Company in default of its lease and requested the Company to vacate the premises on October 31, 2002 and leave certain of the Company's furniture and equipment in the facility. When the Company vacated the facility in this manner on October 31, 2002, there was a remaining obligation, through the end of the lease aggregating approximately $242,000.

The Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities", issued in July 2002, for this exit activity. As such, the Company took a charge of approximately $188,000 representing the estimated present value of the future lease payments (assuming an 8% interest rate) and assuming certain offsetting sublease income and furniture and equipment credits would be available to mitigate the remaining obligation.

During the fiscal years ended February 29, 2004 and February 28, 2003, accretion of the estimated present value of the lease obligation was approximately $6,000 and $3,000 and is included in Interest expense in the accompanying consolidated financial statements.

Rent expense for the fiscal years ended February 29, 2004 and February 28, 2003, exclusive of the charge for exit activities, was approximately $13,000 and $110,000, respectively.

NOTE 6 - STOCKHOLDERS' EQUITY (DEFICIT):

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

Under an agreement with an underwriter, 1,000,000 shares of Class B common stock were forfeitable by the holders if certain performance measures were not met prior to February 1998. Such performance measures were not met and such shares were forfeited and accounted for as such. During the fiscal year ended February 28, 2001, approximately 270,000 shares of common stock which were to be forfeited under this agreement were inadvertently released by the Company's transfer agent. The Company has received the return of 137,568 such shares to date. The Company may continue to pursue such matter with the related shareholders and possibly with the transfer agent or others, but no further action was taken in the fiscal years ended February 29, 2004 or February 28, 2003.

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

Stock option activity for the years ended February 29, 2004 and February 28, 2003 is as follows:

                                   2004                            2003
                      ----------------------------    --------------------------
                         Shares                         Shares
                          Under                          Under
                         Option          Price          Option         Price
                      ----------------------------    --------------------------

    Beginning          12,326,667    $0.22 - $0.49    15,332,500    $0.22 - 0.49
    Canceled/expire      (743,333)   $0.25 - $0.39    (3,005,833)          $0.25
    Granted                    --               --            --
                      ----------------------------    --------------------------

    End                11,583,334    $0.22 - $0.49    12,326,667    $0.22 - 0.49
                      ============================    ==========================

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, approximately 11,583,000 and 11,830,000 were exercisable at February 29, 2004 and February 28, 2003, respectively. Options which were exercisable at February 29, 2004, are scheduled to expire as follows: approximately 6,450,000 in the fiscal year ending February 28,, 2005, approximately 2,700,000 in the fiscal year ending February 28, 2006, approximately 2,200,000 in the fiscal year ending February 28, 2007 and 200,000 thereafter.

Generally accepted accounting principles require that the Company record a charge to compensation expense for certain options and warrants granted, including grants to consultants and certain grants made by a principal shareholder, and that any such charge be made over the relevant period of service. Options and warrants granted to consultants resulted in a charge to operations of approximately $22,000 and $536,000 in fiscal years ended February 29, 2004 and February 28, 2003, respectively, based upon the computed value of such options at the date of grant utilizing a "Black Scholes" option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%. The arrangements resulting in such charges are discussed in the following paragraphs.

As of July 1, 2000, the Company entered into a consulting agreement with one Director under which that Director was granted options to purchase 2,500,000 shares of Class A Common Stock at $0.49 per share vesting over two years and exercisable for five years. These options resulted in a charge to fiscal 2003 operations of approximately $250,000 and such options are included in the option table above. In addition, in December 2000, the Company's principal shareholder, Noga, entered into a consulting agreement with this Director granting him the right to purchase 1,000,000 shares of the Company's common stock from this shareholder for $0.22 per share and vesting in semi-annual increments over the two year period of his consultancy. These options result in a charge in the fiscal year ended February 28, 2003 for approximately $78,000 and are not included in the table above.

Three consultants, including the Company's then Chairman and Chief Financial Officer were granted options in December 1999 to purchase a total of 2,375,000 shares of Class A Common Stock at $0.22 vesting over a four year period and are exercisable for five years. These options resulted in a charge to fiscal 2003 operations of approximately $20,000 and such options are included in the option table above.

Under financial advisory agreements the Company entered into with two investment banks in December 2001, the Company issued warrants to purchase 1,250,000 shares of the Company's common stock at prices from $0.80 to $1.10 during a period extending 18 months. These warrants resulted in a charge to fiscal 2004 and 2003 operations of approximately $22,000 and $188,000 and expired on June 30, 2003.

Warrants to purchase 280,000 shares are exercisable at $0.22 through March 2005 by an investor relations firm.

NOTE 7 - INCOME TAXES:

At February 29, 2004, the Company had net operating loss carryforwards of approximately $27.3 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.9 million of federal and $2.5 million of state deferred tax assets at February 29, 2004. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.

A change in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997 and/or 2000. Such carryforwards and credits expire between 2007 and 2023. Such carryforwards and credits begin to expire between 2007 and 2024.

NOTE 8 - OTHER MATTERS:

Related Party Transactions - In March 2002, the Company loaned $59,000 to an officer of Noga, guaranteed by Noga and calling for repayment in March 2002. Such loan has not been repaid and the receiver for Noga has indicated that it does not intend to honor the guarantee.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, further such deferrals were ceased and all members of executive management and the Board of Directors agreed to a restructuring of their compensation arrangements with the Company. Under such agreement, any and all claims for vacation and termination pay were waived in favor of new compensation arrangements with the Company. Such new agreements call for significantly reduced, and in some instances eliminated, compensation generally on a per-diem basis. In connection therewith, the Company's Chief Executive Officer agreed to voluntarily resign and was engaged on a per diem basis.

On November 30, 2002, all full time non-executive personnel of the Company were terminated and their final pay, (including vacation pay) was paid in full in December 2002.

Clinical and collaborative activities - Operations for the fiscal year ended February 28, 2003 include charges of approximately $91,000 for clinical studies at Brigham and Womens Hospital and Dartmouth Hitchcock Medical Center and approximately $23,000 for animal studies at Massachusetts General Hospital.

Litigation - In April 2003 a plaintiff agreed to release the Company from further liability, with prejudice, from a complaint filed against us in November 2001 seeking payment of storage charges which we disputed. To settle this matter, the Company paid (prior to February 28, 2003) an immaterial amount into escrow pending finalization and filing of documentation.

On March 31, 2004, the Company and a vendor entered into and consummated a Settlement Agreement and Mutual Release, settling all matters relating to the litigation and dispute between them in exchange for the lump sum payment by the Company of $100,000 and the delivery by the vendor of certain products, documentation and parts and return of equipment. The Settlement Agreement and Mutual Release is subject to rescission in the event any or all of the lump sum payment is required to be repaid by the vendor. The parties delivered in escrow documents necessary to evidence the satisfaction of the judgments obtained by the vendor against the Company, originally in Massachusetts and subsequently in New York, and to dismiss with prejudice the litigation pending by the Company against the vendor. Unless the Company becomes subject to a bankruptcy proceeding before then, the documents delivered in escrow are to be released from escrow for filing upon the expiration of 90 days from the closing.

In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee reiterated his claim offering to settle for $10,000. In both instances the Company has responded that no bonus compensation had been declared for that employee for any period of his employment and discussing other matters.

The Company knows of no other pending litigation against it although there are some unpaid judgments against the Company (two of which were settled during the two years ended February 29, 2004) for various claims related to the 1997 restructuring (see below) that the Company believes do not exceed $25,000.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out its prior activity and into its cardiac activities. In October 1997 reorganization counsel was retained and the Company commenced offering its creditors the opportunity to settle liabilities due them for substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner. The remaining balances at February 29, 2004 are discussed in
Note 4. The Company is also exposed to potential litigation from agreements entered into in connection with such pre 1997 business activities. Such matters have been dormant for a significant number of years and, in the opinion of management, any remaining exposure is remote and as such the Company has not recorded liabilities for such contingencies.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

            NONE

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") as of the end of the reporting period, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary and required to be included in the reports we file or submit to the Securities and Exchange Commission would be made known to them by others within those entities.

      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

      The names and ages of our directors, executive officers and key employees, and their positions with us, are as follows:

          Name                           Age                        Positions with the Company
          ----                           ---                        --------------------------
Lawrence A. Minkoff, Ph.D.                54           Chairman of the Board, President, Chief Scientific
                                                       Officer and Director
J. M. Feldman                             59           Vice President and Director
Kenneth C. Riscica                        50           Treasurer and Secretary
Jonathan Adereth                          57           Director
Joel Kanter (1)(2)                        47           Director
Seymour Kessler (1)(2)                    72           Director

----------

(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      Lawrence A. Minkoff, Ph.D., our founder, is presently our Chairman of the Board (since May 1, 2003), President and Chief Scientific Officer and, since May 1, 2004, our Principal Executive Officer. He has served as our Chairman of the Board and Chief Executive Officer from inception in February 1991 until March 1998. Dr. Minkoff ceased being a full time employee of the Company on November 1, 2004 and now is a part time consultant to the Company. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of MRL. MRL is one of our shareholders and prior to our formation conducted the development activities relating to certain technology related to a business we discontinued in 1997. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of Fonar's Board of Directors from January 1985 to February 1989.

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

      Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and served as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to us. Currently, Mr. Riscica devotes part time to our affairs. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies and his principal employer from May 1999 to the present. From October 1997 until April 1999, Mr. Riscica was Vice President - Finance, Chief Financial Officer of BCAM International, Inc., a publicly traded medical footwear company and technology company. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in progressively more responsible positions including five years as Partner in Charge of an Emerging Companies group.

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

      Effective May 1, 2004, John R. Geisel, who had been serving as our Acting Chief Executive Officer and a director, and Daniel M. Mulvena, who had been serving as a director, resigned from their respective positions with our company. Upon the resignation of Mr. Geisel, Dr. Minkoff assumed the responsibilities of the principal executive officer of the Company.

      All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing arranged by Mr. Allan Perres. Messrs. Adereth and Feldman have been designated by Noga, pursuant to an agreement we entered into with Noga. See "Certain Relationships and Related Transactions."

      We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors. Each of the members of the Audit Committee meets the independence requirements of Marketplace Rule 4350(d)(2)of the NASDAQ Stock Market, Inc. Each of the members of the Audit Committee is financially literate and has accounting and finance experience and Mr. Joel S. Kanter is deemed an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations as defined in Item 401 of Regulation S-B.

Ethics Code

      The Company has adopted a Code of Ethics applicable to its employees and consultants. The Code is intended to comply with requirements of the Securities and Exchange Commission's rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to the Company's Secretary.

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

      Based solely on review of copies of such reports and certain written representations furnished to us, we are not aware of any of our officers, directors or greater than ten percent shareholders who failed to timely file reports required by Section 16(a) during the last fiscal year.

Item 10. Executive Compensation.

      The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose accrued compensation exceeded $100,000 for the year ended February 29, 2004 (the "Named Executive Officer"). Only those columns which call for information applicable to the Named Executive Officer for the periods indicated have been included in such tables.

Summary Compensation Table

                                                            Annual Compensation
                                              ----------------------------------------------
                                    Year                                                         Long Term
                                    Ended                                                       Compensation
                                   Feb. 28                                      Other             Options/
Name & Principal Position           or 29     Salary ($)      Bonus ($)     Compensation ($)       SAR (#)
-------------------------           -----     ----------      ---------     ----------------       -------
John R. Geisel
                                    2003      $  4,755           --            $12,000(b)             --
                                    2002      $177,850(a)        --                 --                --
                                    2001      $200,000           --                 --                --

----------

(a) Includes an aggregate of approximately $30,000 accrued but not paid for the period September 1, 2002 through January 15, 2003 based upon the voluntary deferral of payment to Mr. Geisel and others. Effective January 16, 2003, new compensation arrangements were agreed to with Mr. Geisel and others in order to preserve cash as described below. See "Employment/Consulting Agreements."
(b) Includes $12,000 paid to reimburse Mr. Geisel for the approximate cost of his healthcare insurance.

Option/SAR Grants in Last Fiscal Year

      The following table sets forth information with respect to options granted during the last fiscal year to the Named Executive Officer.

Individual Grants

                                         % of Total
                                        Options/SARs
                                         Granted to      Exercise or
                        Options/        Employees in      Base Price
Name                 SARs Granted(#)     Fiscal Year      ($/share)      Expiration Date
----                 ---------------     -----------      ---------      ---------------
John R. Geisel              --                --              --               --

----------

During the fiscal year ended February 29, 2004, the following options held by the Named Executive Officer expired unexercised:

                           Shares under Option       Exercise Price    Expiration date     Status
                           -------------------       --------------    ---------------     ------
John R. Geisel                      --                     --                 --             --

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

      The following table sets forth certain information with respect to stock option exercises by the Named Executive Officer during the fiscal year ended February 29, 2004 and the value of unexercised options held by him at February 29, 2004.

                                                                                           Value of Unexercised
                                                                   Number of Unexercised       In-the Money
                                      Shares                        Options/SARs at F/Y     Options/SARs at F/Y
                                    Acquired on        Value       End (#) Exercisable/     End ($)Exercisable/
                                   Exercise (#)     Realized($)        Unexercisable           Unexercisable
                                   ----------------------------------------------------------------------------
John R. Geisel                          0               $0              1,950,000/-0-             $-0-/$-0-

----------

(1) Based on a closing bid price of $0.01 per share of Class A Common Stock on February 29, 2004, less the exercise price.

Employment/Consulting Agreements

      Pre- January 16, 2003 Arrangements - We had entered into a consulting agreement with Mr. Mulvena and an employment agreement with Mr. Geisel. Under the consulting agreement with Mr. Mulvena, he is to be paid $1,700 per day of consulting time for him or for his associates and Mr. Mulvena is eligible for an annual bonus. The agreement was to extend through April 1, 2004. In addition, Mr. Mulvena was entitled to reimbursement for medical insurance and reasonable expenses incurred on our behalf and payments in the event of termination in the amount of the prior year's fee. Effective January 1, 2001, we entered into a four year employment agreement with Mr. Geisel calling for annual salary of $200,000, reimbursement of medical insurance and reasonable expenses and containing provisions for payments in the event of termination. Mr. Geisel was eligible for an annual bonus. Dr. Minkoff was employed pursuant to a November 1999 resolution of the Board calling for compensation at the rate of $195,000 commencing at January 1, 2000. Mr. Minkoff is reimbursed for expenses incurred on our behalf and is eligible for an annual bonus. Mr. Riscica provides services to us pursuant to an agreement with a consulting company of which he is the principal owner, Riscica Associates, Inc. The agreement, as amended by resolution of the Board in November 1999, calls for payment based upon time expended on our affairs at the rate of $1,000 per day, reimbursement for expenditures made on our behalf, eligibility for annual bonus and certain payments in the event of termination.

      In an effort to preserve cash, effective September 1, 2002, all executive officers voluntarily agreed to defer 40% (100% in the instance of Mr. Mulvena) of their normal compensation. Compensation accrued but unpaid under such voluntary program when it was terminated on January 15, 2003 totaled approximately $88,812 and includes the following amounts: Mr. Geisel, $30,000; Dr. Minkoff, $29,250, Mr. Riscica, $23,400 and Mr. Mulvena, $6,162. In an effort to further preserve cash, all of the executive officers and the Board entered into new compensation agreements effective January 16, 2003 as further described below.

      January 16, 2003 compensation alignment - Effective January 16, 2003, pursuant to a Unanimous Consent of the Board of Directors, executed by all the members of the Board and management, the Company adopted new compensation arrangements for the executive management and the Board. The purpose of the new arrangements was the following:

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

      As such, new arrangements were agreed to which contain the following principal provisions:

- John R. Geisel voluntarily resigned from his position as Chief Executive Officer effective January 15, 2003 and accepted the position of Acting Chief Executive Officer under a consulting agreement calling for cash compensation of $600 per day or fraction thereof for services at the direction of the Board of Directors and the Company agreed to pay him $3,000 per quarter toward the cost of his health insurance. Mr. Geisel subsequently resigned as Acting Chief Executive Officer and a Director on May 1, 2004.
- Dr. Minkoff's salary was reduced from $195,000 to $66,000 and he continued as the Company's only full-time employee. Subsequently Dr. Minkoff's compensation was reduced to $30,000 per year and he continued as the Company's only full time employee until November 1, 2003 when his compensation was eliminated in favor of payment for services on a part-time, per diem basis.
-     Mr. Mulvena waived all compensation from January 16, 2003 through May
      2003.
- Mr. Riscica agreed to provide us with a credit of 40% of his consulting rate effectively reducing his rate to $600 per day.
- Mr. Adereth agreed to reduce his consulting fee from $4,000 per month to $500 per month with billing for additional time as necessary at $500 per day, beginning February 1, 2003 as further described below. Mr. Adereth subsequently in November 2003 agreed to the elimination of his monthly billing.
- The remaining members of the Board of Directors waive any further cash compensation as Board members beginning January 16, 2003 as further described below.

In connection with the above, each of Mssrs. Mulvena, Geisel, Minkoff, Riscica and Adereth agreed to waive any vacation or termination pay which they may otherwise be entitled to, as well as any bonus they may have been eligible to be awarded, under their prior agreements. Each of the members of executive management and the Board reserved the right to be eligible for incentive compensation, to be determined by the Board, in connection with their individual effort in the Company's capital raising and strategic efforts. At the time of the January 16, 2003 compensation alignment agreement, the executive officers and Board members were, and continue to be, owed an aggregate approximately $113,000 for deferrals of a portion of their compensation from September 1, 2003 through January 15, 2003. In connection with their resignations in May 2004, Mr. Geisel and Mr. Mulvena agreed that, in the event that: (a) the Board of Directors determines that a particular financing or merger transaction is in the Company's interest and (b) that such transaction, if any, requires that cash compensation deferred by management and the Board be waived or substituted with other consideration, then they would waive cash payment or accept such other consideration to the extent that the directors and management accept such terms, without further action by them. In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of our class A common stock for issuance to members of management and the Board as incentive compensation in connection with their efforts directed at contracting a financing or merger or other transaction. The actual award, if any, would be determined once a transaction has been identified, reviewed by the Board, recommended for action and definitive agreements are executed.

Directors' Compensation

      Beginning on January 1, 2001, we paid our Directors who do not receive regular compensation from us, a retainer of $10,000 in annual cash compensation (payable quarterly) for attendance at Board and committee meetings. In addition, we had a consulting agreement with Mr. Adereth pursuant to which he provides strategic marketing and management consulting to us at the rate of $4,000 per month, adjusted for certain additional time which is billed at $500 per day. Mr. Adereth was also reimbursed for expenses incurred on our behalf and entitled to certain payments in the event of early termination. We granted to Mr. Adereth options to purchase 2,500,000 shares of Class A common stock at $0.49 per share vesting in six-month increments from July 2000 through July 2002. In addition, Noga, our principal shareholder, granted to Mr. Adereth options to purchase 1,000,000 shares of Class A common stock held by Noga at $0.22 per share vesting in six month increments from February 2001 through August 2002. Directors may be reimbursed for expenses incurred by them in acting as a Director or as a member of any committee of the Board of Directors.

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

      To further preserve cash, effective January 16, 2003 each of the Directors agreed to waive their future cash board fees and Mr. Adereth agreed to reduce his consulting fee from $4,000 per month to $500 per month as further described in the preceding section above. In November 2003, Mr. Adereth agreed to eliminate his $500 monthly fee.

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

      Also see "-Employment/ Consulting Agreements" above for a description of additional directors compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 20, 2004. The table includes:

            o     each of our directors and named executive officers;
            o     all of our directors and executive officers as a group; and
            o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

                                                                          Number of Shares     Percentage of
             Name and Address                      Class of Common          Beneficially       Total Voting
         of Beneficial Owner (1)                      Stock (2)               Owned(3)         Power (2)(3)
         -----------------------                      ---------               --------         ------------
Noga Investments in Technologies, Ltd. (7)              Class A               30,772,729             40.5%
Jonathan Adereth (4)(5)                                 Class A                3,500,000              4.5%
Lawrence A. Minkoff, Ph.D. (4)(5)                       Class A                2,200,000
                                                        Class B                  238,915
                                                                              ----------
                                                                               2,438,915              4.3%
                                                                              ----------
John R. Geisel (4)(5)                                   Class A                1,950,000              2.5%
J.M. Feldman (4)(5)                                     Class A                1,650,000              2.1%

Kenneth C. Riscica (4)(5)                               Class A                1,000,000              1.3%
Joel Kanter (4)(5)(6)                                   Class A                  340,000              0.4%
Seymour Kessler (4)(5)                                  Class A                  150,000              0.2%
All Executive Officers and Directors as a Group         Class A               10,790,000
(7 persons)                                                                   ----------
                                                        Class B                  238,915
                                                                              ----------
                                                                              11,028,915             13.8%
                                                                              ----------             ----

----------

* Denotes less than one percent.

The information presented in the table above and footnotes is based solely upon Schedules and Reports filed by the respective holders under the Securities Exchange Act of 1934 and certain written representations furnished to us by executive officers and Board members and has not been otherwise independently verified by us. To the extent that any required holders have not filed timely reports on such Forms, we would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 74,079,453 shares of Class A common stock and 379,485 shares of Class B common stock outstanding at May 20, 2003 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.
(4) The address for Messrs. Minkoff, Adereth, Geisel, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.

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

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                               Number of securities to be   Weighted average exercise
                                issued upon exercise of       price of outstanding       Number of securities
                                 outstanding options,         options, warrants and       remaining available
       Plan Category             warrants and rights                  rights              for future issuance
       -------------             -------------------                  ------              -------------------
                                         (a)                            (b)                       (c)
                               ------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                               11,583,334                      $0.29                     6,416,666

Equity compensation plans
not approved by security
holders                                  280,000                      $0.22                           -0-
                               ------------------------------------------------------------------------------

Total                                 11,863,334                      $0.29                     6,416,666
                               ==============================================================================

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

      In July 2000, in exchange for new investment undertakings by Noga, we and Noga agreed to replace Noga's Listing Option with (a) Noga's commitment to purchase for $3,000,000, and (b) the commitment by one of our then officers to purchase for $2,000,000 (after a portion is offered first to certain investors and management), an aggregate 22,727,272 shares of our Class A Common Stock. Noga's $3,000,000 investment has been made and $500,000 of the amount offered first to management and existing investors has been made, leaving a remaining commitment of $1,500,000 by the officer which was not made by the deadline, as amended, in March 2001. On March 26, 2001, Noga offered to fulfill the remaining $1,500,000 commitment and our Board of Directors decided to accept such offer. As of the date hereof, Noga has arranged for the funding by third parties of $660,000 of such commitment, and other members of management have arranged for funding by third parties of $176,000 leaving a remaining balance of $664,000. We have agreed to pay a fee of 7% for amounts raised in this financing, and have paid such fees including fees to Noga or at Noga's direction for third party funding arranged by it.

      See also Item 10 "Executive Compensation - Employment/Consulting Agreements" for a description of certain compensation arrangements with management and directors.

Item 13. Exhibits and Reports on Form 8-K

      (A)   Exhibits

Exhibit
   No.                             Description
-------                            -----------

3.1         Restated Certificate of Incorporation of the Company. (1)
3.1(a)      Form of Certificate of Amendment to Restated Certificate of
            Incorporation of the Company. (2)
3.1(b)      Certificate of Amendment of Restated Certificate of Incorporation.
            (3)
3.1(c)      Certificate of Amendment of Restated Certificate of Incorporation
            dated October 21, 2001.(10)
3.2         By-Laws of the Company. (1)
3.2(a)      Amendment to By-Laws of the Company. (2)
4.1         Form of Specimen Class A Common Stock Certificate. (2)
10.1        1992 Stock Option Plan of the Company, as amended. (4)
10.2        License Agreement, dated February 28, 1992, between the Company and
            Dr. Lawrence A. Minkoff. (1)
10.3        Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4        Assignment from Dr. Lawrence Minkoff to the Company dated December
            22, 1992. (1)
10.5        Form of Stock Option Agreement between the Company and each officer and Director of the Company. (4)
10.6        Form of stock option agreement between the Company and each non executive option holder. (5)
10.7        Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City
            University of New York. (6)
10.9        December 17, 1999 letter agreement between the Company and Noga
            Investments in Technology Ltd. (successor in interest to Noga
            Electrotechnica Limited). (7)
10.10       December 20, 1999 letter agreement between the Company and Allen
            Perres. (7)
10.11       January 24, 2000 letter amendment to Collaborative Research
            Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (7)

10.12 March 7, 2000 and May 26, 2000 letters between the Company and Noga Investments in Technology Ltd.(7)
10.13 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(7)
10.14 July 27, 2000 Letter agreement between the Company, Noga Investments in Technology, Ltd. and Mr. Allen Perres. (8)
10.18 Corporate Advisory Agreement dated December 22, 2001 with Sands Brothers & Co. Ltd. (10)
10.19 Warrant Agreement dated as of January 1, 2002 with Sands Brothers & Co. Ltd.(10)
10.20 Warrant Agreement dated as of January 1, 2002, with Donald & Company Securities, Inc. (including letter from Company dated March 26, 2002 terminating financial advisory agreement).(10)
10.21 Sublease agreement dated July 2001 between the Company and WebCT, Inc. regarding lease of office space in Lynnfield, MA. (11)
10.22 Letter of voluntary resignation of John R. Geisel as Chief Executive Officer effective as of January 15, 2003 (12)
10.23 Letter of Consulting Agreement with John R. Geisel to serve as Acting Chief Executive Officer beginning January 16, 2003 (12)
10.24 License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (12)
10.25 Settlement and Mutual Release Agreement between the Company and WebCT dated November 2003. (13)
23.1        Consent of Rothstein Kass & Company, P.C. (14)
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)
32.1        Certification of Principal Executive Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)
32.2        Certification of Principal Financial Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

----------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").
(2) Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-47960 filed on October 13, 2000). The number of shares authorized under the plan is now 18,000,000.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2000.
(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2001.
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2002.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2001.
(12) Incorporated by reference to the Company's Annual Report on Form 10-QKB for the year ended February 28, 2003.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003.
(14)  Filed herewith.

      (B)   Reports on Form 8-K

      - No reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2004.

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $34,000 and $36,000, respectively in the fiscal years ended February 29, 2004 and February 28, 2003.

                               AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 29, 2004.

                                    TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company in the fiscal year ended February 29, 2004. During the fiscal year ended February 28, 2004, Rothstein Kass billed the Company approximately $3,500 for tax advice related to the limitation on net operating loss carryforwards that results from ownership changes at the Company.

                                 ALL OTHER FEES

No other fees for products and services were billed by Rothstein Kass for either of the fiscal years ended February 29, 2004 or February 28, 2003.

Periodically, generally annually, the Company's principal accountant, Rothstein Kass & Company, P.C., presents to the Company its estimate of its fees for the coming year. This estimate is reviewed and approved by the Audit Committee of the Board of Directors. The Company generally does not routinely procure non-audit services from Rothstein Kass & Company P.C., however, such services would currently require the approval of the Audit Committee. The tax consulting services provided by Rothstein Kass & Company, P.C. in the fiscal year ended February 28, 2003 were provided pursuant to a request by the Board of Directors for clarification of the matters addressed. As such, substantially all of the fees paid to Rothstein Kass for each of the years ended February 29, 2004 and February 28, 2003 were approved by the Audit Committee or the Board itself.

The Company is not aware of any services provided by its principal accountant that are performed by other than such accountant's full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MAGNA-LAB INC.

Dated: June 11, 2004
                                By: /s/ Lawrence A. Minkoff
                                    -----------------------
                                Lawrence A. Minkoff
                                Chairman, President and Chief Scientific Officer (principal executive officer)


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

         Signature                               Title                                 Date
         ---------                               -----                                 ----


/s/ Lawrence A. Minkoff
    -------------------
    Lawrence A. Minkoff, Ph.D.     Chairman, President and Chief Scientific        June 11, 2004
                                   Officer and Director
                                   (principal executive officer)


/s/ Jerome M. Feldman
    -----------------
    Jerome M. Feldman              Vice-President and Director                     June 11, 2004


    ----------------
    Jonathan Adereth               Director                                        June 11, 2004


/s/ Joel Kanter
    -----------
    Joel Kanter                    Director                                        June 11, 2004


 /s/ Seymour Kessler
     ---------------
     Seymour Kessler               Director                                        June 11, 2004

                                INDEX TO EXHIBITS

 No.                               Description
----                               -----------

23.1  Consent of Rothstein Kass & Company, P.C.
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.