Form 10QSB
period 2004-05-31
MAGNA LAB INC
filed 2004-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: May 31, 2004
                                            ------------

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________

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


     ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - June 1, 2004

      Class A Common Stock, $.001 Par Value             74,080,109
      -------------------------------------             ----------

      Class B Common Stock, $.001 Par Value                378,829
      -------------------------------------             ----------
                      Class                               Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET                               2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    3

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    4

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT          5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6-7

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    8-9

      ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES               10

PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS                                              10

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               10

SIGNATURES                                                                    11

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2004 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    147,000
  Prepaid expense                                                         2,000
                                                                   ------------

     Total current assets                                               149,000

PROPERTY AND EQUIPMENT, net                                               5,000
                                                                   ------------

                                                                   $    154,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $113,000 payable to management and board members for earned but unpaid
        compensation                                               $    351,000
  Accrued expenses and other current liabilities                         43,000
                                                                   ------------

        Total current liabilities                                       394,000
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,080,109 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     378,829 shares outstanding                                           1,000
  Capital in excess of par value                                     26,917,000
  Accumulated deficit                                               (27,232,000)
                                                                   ------------
        Total stockholders' deficit                                    (240,000)
                                                                   ------------
                                                                   $    154,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2004 and 2003
                                   (unaudited)

                                                                   2004             2003
                                                               ------------     ------------
REVENUES                                                       $          0     $          0
                                                               ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                                44,000           88,000
  Research and development                                           14,000           27,000
  Stock compensation charge                                               0           17,000
                                                               ------------     ------------
                                                                     58,000          132,000
                                                               ------------     ------------

LOSS FROM OPERATIONS                                                (58,000)        (132,000)
                                                               ------------     ------------

OTHER INCOME
  Interest income                                                         0            1,000
  Interest imputed on present value of lease exit liability               0           (2,000)
                                                               ------------     ------------

NET LOSS                                                       $    (58,000)    $   (133,000)
                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING, basic and diluted                          74,460,000       74,460,000
                                                               ============     ============

NET LOSS PER SHARE, basic and diluted                          $      (0.00)    $      (0.00)
                                                               ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Three months ended May 31, 2004 and 2003
                                   (unaudited)

                                                                    2004          2003
                                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (58,000)    $(133,000)
                                                                  ---------     ---------
  Adjustments:
    Depreciation and amortization                                     1,000         4,000
    Non-cash charge for options/warrants                                  0        17,000
Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                          8,000        13,000
    Accounts payable, accrued liabilities and all other             (70,000)      (30,000)
                                                                  ---------     ---------
           Total adjustments                                        (61,000)        4,000
                                                                  ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                              (119,000)     (129,000)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   None

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (119,000)     (129,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               266,000       764,000
                                                                  ---------     ---------
  End of period                                                   $ 147,000     $ 635,000
                                                                  =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2004 (unaudited)


                                                        Common Stock
                                 -----------------------------------------------------------     Capital in
                                          Class A                          Class B                 Excess
                                 -----------------------------------------------------------       of Par        Accumulated
                                   Shares         Amount            Shares         Amount          Value           Deficit
                                 -------------------------------------------------------------------------------------------
BALANCES, February 29, 2004      74,079,453    $     74,000         379,485     $      1,000    $ 26,917,000    $(27,174,000)

TRANSFER B SHARES TO A                  656               0            (656)               0               0               0

NET LOSS                                 --              --              --               --              --         (58,000)
                                 -------------------------------------------------------------------------------------------

BALANCES, May 31, 2004           74,080,109    $     74,000         378,829     $      1,000    $ 26,917,000    $(27,232,000)
                                 ===========================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 2004.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") was engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company's efforts since then have been focused on: (a) raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product or (b) seeking other means to realize value through sale, license or otherwise or (c) merging the Company with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash and the Company's technology, making settlements with creditors and continuing its public reporting. The Company has no remaining full-time employees and its limited activities are being conducted on a part-time basis by management and Board members receiving significantly reduced, or no, cash compensation.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at May 31, 2004, the Company had approximately $147,000 in cash, approximately $245,000 in negative working capital and a stockholders' deficit of approximately $240,000. For the quarter ended May 31, 2004, the Company had a net loss of approximately $58,000 and utilized approximately $119,000 in cash for operating activities, including $100,000 to settle a litigation matter. Further, losses are continuing subsequent to May 31, 2004. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2004. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUALS:

On March 31, 2004, the Company paid $100,000 to settle litigation with a vendor under a Settlement Agreement and Mutual Release. There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended May 31, 2004 or 2003. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

See also Part II, Item 1 - Legal Proceedings and Notes 4 and 9 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004 for other information on outstanding liabilities and related matters.

NOTE 5 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net loss and net loss per share for the three months ended May 31, 2004 and 2003.

Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Scholes option valuation model.

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

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

      Some of these many risks include: (a) we have no full-time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for reduced per diem or no cash compensation, none of whom are bound by term employment agreements, to raise capital or realize value for our assets or identify and execute a strategic or merger transaction, (b) if we cannot obtain additional financing, we will not be able to continue our activities and may be forced to sell our products/technology or merge with another company or liquidate, (c) we have incurred significant net losses in the past, our plans call for higher losses in the future, our present working capital is not sufficient for our current plans and we may never achieve or maintain sales or profitability, (d) if we were to receive new capital, we would need to re-start our operations and there is the risk that relationships, people and processes that were available to us in the past may not be available to us in the future on the same terms or at all, (e) if the Illuminator products do not achieve broad market acceptance among physicians, we will not be able to generate the revenue necessary to support our business, (f) we are subject to extensive regulation from the FDA, (g) our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders, (h) our common stock has limited trading volume and may not appreciate in value and (i) our corporate charter contains authorized, unissued preferred stock whose terms may be set by the Board of Directors. Additionally, we may engage in a "reverse merger" with an unrelated business and such transactions involve additional risks including: (a) a "reverse merger" transaction would result in a change of control of the company and significantly reduce the equity interest of current shareholders, (b) we may divest our Illuminator and other cardiac MRI products in a "reverse merger", (c) in a "reverse merger" it is likely that our limited resources will limit our ability to evaluate a target business and further it would be likely that our current officers and directors would resign on consummation of such merger and (d) there is competition for reverse merger candidates with companies and funds that have substantially greater resources than we have.

      For a more complete listing and description of some of the risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 29, 2004. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

      Background and history

      Our business had been focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of coronary heart disease including its most deadly form, coronary artery disease. Due to the unavailability of additional funding, beginning in the year ended February 28, 2003, we essentially ceased all of our operations including product development and commercialization efforts. Our efforts since that time, which have been conducted by a limited number of remaining Board members and part-time management, have been focused on continuing the search for additional financing and/or entering into a strategic transaction or sale or license of our business. Among the possibilities presently being considered is the merger of our company with an unrelated enterprise in a so-called "reverse merger" transaction. During the fiscal year ended February 29, 2004, the Company's efforts have also included settling liabilities with creditors, preserving our technology and cash and maintaining our public reporting status. While we have reduced our expenditures very significantly, we currently do not have sufficient cash resources to continue even our reduced activities and may be forced to cease all activities including our public reporting.

      Plan of Operations and Liquidity

      At May 31, 2004, we had approximately $147,000 in cash but we had negative working capital and stockholders' deficit of approximately ($245,000) and ($240,000), respectively, and we continue to lose money. Cash used by operations during the three months ended May 31, 2004 totaled approximately $119,000, including $100,000 to settle a litigation matter.

      Our plan of operations for the coming twelve months is to continue to take action to preserve our core technology and other assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with an operating company. Our efforts to raise additional capital or a strategic arrangement necessary to support our plans have not been successful and we are actively reviewing possible merger candidates with unrelated businesses that may benefit from our status as a public entity. We do not have sufficient cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. As such, we may have to take further measures or cease activities altogether including our public reporting.

      If our efforts to raise additional capital were to be successful, our business plan calls for a significant increase in our expenditures. However, the difficulties and uncertainties associated with restarting our activities increase with the passage of time. We have no significant commitments or plans to purchase equipment or other capital assets.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

      Going Concern Consideration - Our condensed consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

      Accounting for Exit and Disposal Activities - The Company adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"), for the exit from its Massachusetts offices when it "ceased to receive services" at the end of October 2002. Accruing the present value of the remaining lease obligation involves estimates that were periodically revised. In November 2003, the Company and the landlord executed a Mutual Settlement and Release Agreement setting all matters between the parties for a payment of $75,000 and the remaining accrual at that time was reversed at that time.

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

Item 3. Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of the end of the reporting period (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiary and required to be included in the reports we file or submit to the Securities and Exchange Commission would be made known to them by others within those entities.

(b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control of financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      -----------------------------

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

      As disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004, on March 31, 2004, the Company and Medical Scientific, Inc. entered into and consummated a Settlement Agreement and Mutual Release, settling all matters relating to the litigation and dispute between them in exchange for a lump sum payment by the Company of $100,000 and the delivery by Medical Scientific, Inc. of certain products, documentation and parts and return of equipment. The Settlement Agreement and Mutual Release is subject to rescission in the event any or all of the lump sum payment is required to be repaid by Medical Scientific, Inc. The parties delivered in escrow documents necessary to evidence the satisfaction of the judgments obtained by Medical Scientific, Inc. against the Company, originally in Massachusetts and subsequently in New York, and to dismiss with prejudice the litigation pending by the Company against Medical Scientific, Inc. Unless the Company becomes subject to a bankruptcy proceeding before then, the documents delivered in escrow are to be released from escrow for filing upon the expiration of 90 days from the closing.

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

            32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) The Company filed one report on Form 8-K during the quarter ended May 31, 2004 as follows:

            - April 9, 2004, Item 5 Other Events and Regulation FD Disclosure - to report the March 31, 2004 Settlement Agreement and Mutual Release between the Company and Medical Scientific, Inc. as described in
            Part II, Item 1 above.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MAGNA-LAB INC.
                                        -----------------------
                                             (Registrant)


Date: July 14, 2004                 By: /s/Lawrence A. Minkoff
                                        --------------------------------
                                        Lawrence A. Minkoff, Chairman, President
                                        and Chief Scientific Officer (Principal
                                        Executive Officer),


                                    By: /s/ Kenneth C. Riscica
                                        --------------------------------
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                                INDEX TO EXHIBITS

 No.                                 Description
 ---                                 -----------

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