Form 10QSB
period 2004-08-31
MAGNA LAB INC
filed 2004-10-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the quarterly period ended: August 31, 2004
                                                ---------------

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the transition period from _________ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 1, 2004

Class A Common Stock, $.001 Par Value                                 74,128,605
-------------------------------------                                 ----------

Class B Common Stock, $.001 Par Value                                   330,333
-------------------------------------                                 ----------
              Class                                                     Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

PART I: FINANCIAL INFORMATION
      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET                          2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS               3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS               4

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT     5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6-7

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                               8-9

         ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES                          10

PART II - OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS                                           10

         ITEM 6 - EXHIBITS                                                    10

SIGNATURES                                                                    11

All items which are not applicable or to which the answer is negative have been omitted from this report.

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           August 31, 2004 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     85,000
  Prepaid expense                                                                      28,000
                                                                                 ------------

     Total current assets                                                             113,000

PROPERTY AND EQUIPMENT, net                                                             4,000
                                                                                 ------------

                                                                                 $    117,000
                                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $113,000 payable to
       management and board members for earned but unpaid compensation           $    337,000
  Note payable                                                                         22,000
  Accrued expenses and other current liabilities                                       35,000
                                                                                 ------------

        Total current liabilities                                                     394,000
                                                                                 ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                                   --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,128,605 shares issued and outstanding                       74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     330,333 shares outstanding                                                         1,000
  Capital in excess of par value                                                   26,917,000
  Accumulated deficit                                                             (27,269,000)
                                                                                 ------------
        Total stockholders' deficit                                                  (277,000)
                                                                                 ------------
                                                                                 $    117,000
                                                                                 ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2004 and 2003
                                   (unaudited)

                                                Three months ended                Six months ended
                                                    August 31,                       August 31,
                                                    ----------                       ----------

                                              2004             2003             2004             2003
                                          ---------------------------------------------------------------
REVENUES                                  $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Selling, general and administrative           37,000           93,000           82,000          183,000
  Research and development                           0           43,000           14,000           68,000
  Stock compensation charge                          0            5,000                0           22.000
                                          ------------     ------------     ------------     ------------
                                                37,000          141,000           96,000          273,000
                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                    0            1,000            1,000            2,000
  Interest imputed on present value of
    lease exit liability                             0           (2,000)               0           (4,000)
                                          ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $    (37,000)    $   (142,000)    $    (95,000)    $   (275,000)
                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                          74,460,000       74,460,000       74,460,000       74,460,000
                                          ============     ============     ============     ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                          ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Six months ended August 31, 2004 and 2003
                                   (unaudited)

                                                                       2004          2003
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (95,000)    $(275,000)
                                                                  ---------     ---------
  Adjustments:
    Depreciation and amortization                                     2,000        11,000
    Non-cash charge for options/warrants                                 --        22,000
Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                        (18,000)       (1,000)
    Accounts payable, accrued liabilities and all other             (64,000)       11,000
                                                                  ---------     ---------
           Total adjustments                                        (80,000)       43,000
                                                                  ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                              (175,000)     (232,000)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of note payable                                          (6,000)           --
                                                                  ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                                (6,000)           --
                                                                  ---------     ---------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (181,000)     (232,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               266,000       764,000
                                                                  ---------     ---------
  End of period                                                   $  85,000     $ 532,000
                                                                  =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Notes payable                                                 $  28,000
                                                                  =========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the six months ended August 31, 2004 (unaudited)

                                                        Common Stock
                               -------------------------------------------------------------     Capital in
                                          Class A                         Class B                  Excess
                               -------------------------------------------------------------       of Par        Accumulated
                                   Shares          Amount          Shares          Amount           Value          Deficit
                               ---------------------------------------------------------------------------------------------
BALANCES, February 29, 2004      74,079,453    $     74,000         379,485     $      1,000    $ 26,917,000    $(27,174,000)

TRANSFER B SHARES TO A               49,152               0         (49,152)               0               0               0

NET LOSS                                 --              --              --               --              --         (95,000)
                               ---------------------------------------------------------------------------------------------

BALANCES, August 31, 2004        74,128,605    $     74,000         330,333     $      1,000    $ 26,917,000    $(27,269,000)
                               =============================================================================================

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

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") was engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company has no remaining full-time employees and its limited activities are being conducted on a part-time basis by management and Board members receiving significantly reduced or no cash compensation. The Company's efforts have been focused on: (a) raising additional capital or entering into a strategic arrangement in order to complete commercialization of its Illuminator products and development of its Artery View product or (b) seeking other means to realize value through sale, license or otherwise or (c) merging the Company with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash and the Company's technology, making settlements with creditors and continuing its public reporting.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at August 31, 2004, the Company had approximately $85,000 in cash, and negative working capital and a stockholders' deficit of approximately ($281,000) and ($277,000). For the quarter and six months ended August 31, 2004, the Company had a net loss of approximately $37,000 and $95,000 and utilized approximately $181,000 in cash in the six months then ended for operating and financing activities, including $100,000 to settle a litigation matter. Further, losses are continuing subsequent to August 31, 2004. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2004. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE, NOTES PAYABLE AND ACCRUALS:

On March 31, 2004, the Company paid $100,000 to settle litigation with a vendor under a Settlement Agreement and Mutual Release.

Note payable of $22,000 is payable over seven months to a credit company, includes deferred interest of less than $1,000 and is unsecured.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter and six months ended August 31, 2004 or 2003. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

See also Part II, Item 1 - Legal Proceedings and Notes 4 and 9 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004 for other information on outstanding liabilities and related matters.

NOTE 5 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net loss and net loss per share for the three and six months ended August 31, 2004 and 2003.

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

      Some of these many risks include: (a) we have no full-time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for reduced per diem or no cash compensation, none of whom are bound by term employment agreements, to raise capital or realize value for our assets or identify and execute a strategic or merger transaction, (b) if we cannot obtain additional financing, we will not be able to continue our activities and may be forced to sell our products/technology or merge with another company or liquidate, (c) we have incurred significant net losses in the past, our plans call for continued losses in the future, our present working capital is not sufficient for our current plans, (d) if we were to receive new capital, we would need to re-start our operations and there is the risk that relationships, people and processes that were available to us in the past may not be available to us in the future on the same terms or at all,
(e) our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders, (f) our common stock has limited trading volume and may not appreciate in value and (g) our corporate charter contains authorized, unissued preferred stock whose terms may be set by the Board of Directors. Additionally, we may engage in a "reverse merger" with an unrelated business and such transactions involve additional risks including: (a) a "reverse merger" transaction would result in a change of control of the company and significantly reduce the equity interest of current shareholders,
(b) we may divest our Illuminator and other cardiac MRI products in a "reverse merger" or such business may remain with the Company and not receive sufficient priority in allocation of any funding that may be available, (c) in a "reverse merger" it is likely that our limited resources will limit our ability to evaluate a target business and further it would be likely that our current officers and directors would resign on consummation of such merger and (d) there is competition for reverse merger candidates with companies and Funds that have substantially greater resources than we have.

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

      Background and history

      Our business had been focused on development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of coronary heart disease including its most deadly form, coronary artery disease. Due to the unavailability of additional funding, beginning in the year ended February 28, 2003, we essentially ceased all of our operations including product development and commercialization efforts. Our efforts since that time, which have been conducted by a limited number of remaining Board members and part-time management, have been focused on continuing the search for additional financing and/or entering into a strategic transaction or sale or license of our business. Among the possibilities presently being considered is the merger of our company with an unrelated enterprise in a so-called "reverse merger" transaction. During the fiscal year ended February 29, 2004, the Company's efforts also included settling liabilities with creditors, preserving our technology and cash and maintaining our public reporting status. While we have reduced our expenditures very significantly, we currently do not have sufficient cash resources to continue even our reduced activities and may be forced to cease all activities including our public reporting.

      Plan of Operations and Liquidity

      At August 31, 2004, we had approximately $85,000 in cash but we had negative working capital and stockholders' deficit of approximately ($281,000) and ($277,000), respectively, and we continue to lose money. Cash used by operating and financing activities during the six months ended August 31, 2004 totaled approximately $181,000, including $100,000 to settle a litigation matter.

      Our plan of operations for the coming twelve months is to continue to take action to preserve our core technology and other assets while we seek additional capital or a strategic business arrangement or alternatively sell or license our products/technology and or merge with an operating company. Our efforts to raise additional capital or a strategic arrangement necessary to support our plans have not been successful and we are actively reviewing possible merger candidates with unrelated businesses that may benefit from our status as a public entity. We do not have sufficient cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. As such, we may have to take further measures or cease activities altogether including our public reporting and preserving our technology.

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

      Accounting for Exit and Disposal Activities - The Company adopted Financial Accounting Standards Board Statement No. 146, Accounting for Costs of Exit and Disposal Activities ("Statement 146"), for the exit from its Massachusetts offices when it "ceased to receive services" at the end of October 2002. Accruing the present value of the remaining lease obligation involves estimates that were periodically revised. In November 2003, the Company and the landlord executed a Mutual Settlement and Release Agreement setting all matters between the parties for a payment of $75,000 and the accrual remaining at that time was reversed.

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

----------

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

      As disclosed in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004, on March 31, 2004, the Company and Medical Scientific, Inc. entered into and consummated a Settlement Agreement and Mutual Release, settling all matters relating to the litigation and dispute between them in exchange for a lump sum payment by the Company of $100,000 and the delivery by Medical Scientific, Inc. of certain products, documentation and parts and return of equipment. The Settlement Agreement and Mutual Release was subject to rescission in the event any or all of the lump sum payment is required to be repaid by Medical Scientific, Inc. The parties delivered in escrow documents necessary to evidence the satisfaction of the judgments obtained by Medical Scientific, Inc. against the Company, originally in Massachusetts and subsequently in New York, and to dismiss with prejudice the litigation pending by the Company against Medical Scientific, Inc. The documents delivered in escrow were released from escrow in July 2004 and related satisfactions and dismissals, settling all matters between the parties, were entered in the respective courts in New York and Massachusetts as follows:

      - Satisfaction of Judgment entered July 15, 2004 in Supreme Court of the State of New York in the matter Medical Scientific, Inc. vs. Magna-Lab Inc. (Index No.: 018879/2003)
      - Satisfaction of Judgment entered July 19, 2004 in the Commonwealth of Massachusetts, Bristol County Superior Court in the matter Medical Scientific, Inc. vs. Magna-Lab Inc.(Civil Action No. BRCV2003-0175)
      - Stipulation of Discontinuance entered July 28, 2004 in Supreme Court of the State of New York discontinuing the action, Magna-Lab Inc. vs. Medical Scientific Inc. (Index No.: 03-010393)

Item 6. - Exhibits

            Number      Exhibits

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

                                                      MAGNA-LAB INC.
                                            ------------------------------------
                                                       (Registrant)


Date: October 14, 2004                  By:       /s/ Lawrence A. Minkoff
                                            ------------------------------------
                                            Lawrence A. Minkoff, Chairman,
                                            President and Chief Scientific
                                            Officer (Principal Executive
                                            Officer),


                                        By:       /s/ Kenneth C. Riscica
                                            ------------------------------------
                                            Treasurer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS

 No.                                 Description
----                                 -----------

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