Form 10QSB
period 2004-11-30
MAGNA LAB INC
filed 2005-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
              For the quarterly period ended: November 30, 2004
                                              -----------------

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


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

PART I: FINANCIAL INFORMATION
      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2004 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $     63,000
  Prepaid expense                                                               18,000
                                                                          ------------

     Total current assets                                                       81,000

OTHER ASSETS, net                                                                    0
                                                                          ------------

                                                                          $     81,000
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $113,000 payable to
       management and board members for earned but unpaid compensation    $    353,000
  Note payable                                                                   9,000
  Accrued expenses and other current liabilities                                40,000
                                                                          ------------

        Total current liabilities                                              402,000
                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                            --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,128,605 shares issued and outstanding                74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     330,333 shares outstanding                                                  1,000
  Capital in excess of par value                                            26,917,000
  Accumulated deficit                                                      (27,313,000)
                                                                          ------------
        Total stockholders' deficit                                           (321,000)
                                                                          ------------
                                                                          $     81,000
                                                                          ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended November 30, 2004 and 2003
                                   (unaudited)

                                               Three months ended                 Nine months ended
                                                   November 30,                      November 30,
                                                   ------------                      ------------

                                              2004             2003             2004             2003
                                          ---------------------------------------------------------------
REVENUES                                  $         --     $         --     $         --     $         --
                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  Selling, general and administrative           44,000           62,000          140,000          312,000
  Gain from settlements with creditors               0         (112,000)               0         (112,000)
  Stock compensation charge                          0                0                0           22,000
                                          ------------     ------------     ------------     ------------
                                                44,000          (50,000)         140,000          222,000
                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
  Interest income                                    0            1,000            1,000            2,000
  Interest imputed on present value of               0                0                0                0
   lease exit liability                              0           (2,000)               0           (6,000)
                                          ------------     ------------     ------------     ------------

NET INCOME (LOSS)                         $    (44,000)    $     49,000     $   (139,000)    $   (226,000)
                                          ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                          74,460,000       74,460,000       74,460,000       74,460,000
                                          ============     ============     ============     ============

NET LOSS PER SHARE,
  BASIC AND DILUTED                       $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                          ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                  Nine months ended November 30, 2004 and 2003
                                   (unaudited)

                                                                       2004          2003
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(139,000)    $(226,000)
                                                                  ---------     ---------
  Adjustments:
    Depreciation and amortization                                     6,000        12,000
    Non-cash charge for options/warrants                                  0        22,000
    Gain from settlements with creditors                                  0      (112,000)
Effect on cash of changes in operating assets and liabilities:
    Inventory, deposits and prepaid expenses                         (8,000)        7,000
    Accounts payable, accrued liabilities and all other             (49,000)     (154,000)
                                                                  ---------     ---------
           Total adjustments                                        (51,000)     (225,000)
                                                                  ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                              (190,000)     (451,000)
                                                                  ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of note payable                                         (13,000)            0
                                                                  ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                               (13,000)            0
                                                                  ---------     ---------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                             (203,000)     (451,000)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               266,000       764,000
                                                                  ---------     ---------
  End of period                                                   $  63,000     $ 313,000
                                                                  =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Notes payable                                                 $  28,000
                                                                  =========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             For the nine months ended November 30, 2004 (unaudited)

                                                        Common Stock
                               -------------------------------------------------------------     Capital in
                                           Class A                         Class B                 Excess
                               -------------------------------------------------------------       of Par        Accumulated
                                   Shares          Amount          Shares           Amount          Value          Deficit
                               ---------------------------------------------------------------------------------------------
BALANCES, February 29, 2004      74,079,453    $     74,000         379,485     $      1,000    $ 26,917,000    $(27,174,000)

TRANSFER B SHARES TO A               49,152               0         (49,152)               0               0               0

NET LOSS                                 --              --              --               --              --        (139,000)
                               ---------------------------------------------------------------------------------------------

BALANCES, November 30, 2004      74,128,605    $     74,000         330,333     $      1,000    $ 26,917,000    $(27,313,000)
                               =============================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 2004. Certain of the 2003 amounts have been reclassified to conform to the 2004 presentation.

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at November 30, 2004, the Company had approximately $63,000 in cash, and negative working capital and a stockholders' deficit of approximately ($321,000) and ($321,000), respectively. For the quarter and nine months ended November 30, 2004, the Company had a net loss of approximately $44,000 and $139,000, respectively, and utilized approximately $203,000 in cash in the nine months then ended, including $100,000 to settle a litigation matter. Further, losses are continuing subsequent to November 30, 2004. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Note payable of $9,000 is payable over three months to a credit company, includes deferred interest of less than $1,000 and is unsecured. During the quarter ended November 30, 2004, an officer of the Company paid approximately $12,000 in connection with certain of the Company's intellectual property. Such amount is included in the accompanying financial statements as an expense and an account payable to that officer.

During the three months ended November 30, 2003 the Company paid approximately $116,000 to reduce approximately $228,000 of accounts payable, accrued liabilities and the estimated present value of its lease exit liability. Negotiated reductions are reflected in operations as Gain from settlements with creditors. Approximately $13,000 of such payments was charged to the restructuring accrual related to "pre 1997 liabilities" (see Note 10 to Consolidated Financial Statements for the year ended February 28, 2004 included in Form 10-KSB). There was no other activity in the restructuring accrual during the quarter or nine months ended November 30, 2003 or 2004. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

See also Part II, Item 1 - Legal Proceedings and Notes 4 and 9 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2004 for other information on outstanding liabilities and related matters.

NOTE 5 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net loss and net loss per share for the three and nine months ended November 30, 2004 and 2003.

Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Scholes option valuation model.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" requiring that compensation cost associated with share based payment transactions be recognized in financial statements. That cost is to be measured at the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) replaces the former SFAS 123, originally issued in 1995, and supercedes APBO No. 25, both discussed above. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is still evaluating the impact of the adoption of SFAS 123(R).

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

NOTE 6 - PROPERTY AND EQUIPMENT

During the three and nine months ended November 30, 2004, the Company wrote-off approximately $4,000 of remaining net book value of certain equipment. Such amount is included within depreciation and amortization.

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

      Some of these many risks include: (a) we have no full-time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for reduced per diem or no cash compensation, none of whom are bound by term employment agreements, to raise capital or realize value for our assets or identify and execute a strategic or merger transaction, (b) if we cannot obtain additional financing, we will not be able to continue our activities and may be forced to sell our products/technology or merge with another company or liquidate, (c) we have incurred significant net losses in the past, our plans call for continued losses in the future, our present working capital is not sufficient for our current plans, (d) if we were to receive new capital, we would need to re-start our operations and there is the risk that relationships, people and processes that were available to us in the past may not be available to us in the future on the same terms or at all,
(e) our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders, (f) our common stock has limited trading volume and may not appreciate in value and (g) our corporate charter contains authorized, unissued preferred stock whose terms may be set by the Board of Directors without stockholder approval. Additionally, we may engage in a "reverse merger" with an unrelated business and such transactions involve additional risks including: (a) a "reverse merger" transaction would result in a change of control of the company and significantly reduce the equity interest of current shareholders, (b) we may divest our Illuminator and other cardiac MRI products in a "reverse merger" or such business may remain with the Company and not receive sufficient priority in allocation of any funding that may be available, (c) in a "reverse merger" it is likely that our limited resources will limit our ability to evaluate a target business and further it would be likely that our current officers and directors would resign on consummation of such merger and (d) there is competition for reverse merger candidates with entities that have substantially greater resources than we have.

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

      Plan of Operations and Liquidity

      At November 30, 2004, we had approximately $63,000 in cash but we had negative working capital and stockholders' deficit of approximately ($321,000) and ($321,000), respectively, and we continue to lose money. Cash used during the nine months ended November 30, 2004 totaled approximately $203,000, including $100,000 to settle a litigation matter.

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

                                            MAGNA-LAB INC.
                              --------------------------------------------------
                                             (Registrant)


Date: January 14, 2005    By:          /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer),


                          By:          /s/ Kenneth C. Riscica
                              --------------------------------------------------
                              Treasurer and Secretary
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