Form 10KSB
period 2005-02-28
MAGNA LAB INC
filed 2005-06-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission file number 0-21320
    February 28, 2005

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

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
            None                                         None
            ----                                         ----

Securities registered under Section 12(g) of the Exchange Act:

                 Class A Common Stock, $.001 par value per share
                 -----------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES |X| NO |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form |_|

The issuer's revenues for its most recent fiscal year ended February 28, 2005:
$ 0.

The aggregate market value on May 25, 2005 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 220,000

As of May 25 2005, 74,128,566 shares of Class A Common Stock, $.001 par value, and 330,372 shares of Class B Common Stock, $.001 par value, were outstanding.

Transitional small business disclosure format (check one) YES |_| NO |X|

                   DOCUMENTS INCORPORATED BY REFERENCE - None

                                     PART I

                                INTRODUCTORY NOTE

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these risks, uncertainties and contingencies are discussed in Item 1. Description of Business - Factors and Risks That May Affect Future Results and elsewhere in this report. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

ITEM 1. Description of Business

      Overview

      Our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002, we essentially ceased all of our operations including product development and commercialization activities. Our efforts since that time have been focused on continuing the search for financing and/or entering into a strategic transaction or sale or license of our business to realize value for our technology. We no longer have any full-time employees and our Chief Executive and Chief Financial Officers serve on a part-time consulting basis. In addition, two directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. We do not have any commitments to merge with any company nor have we identified a suitable merger candidate. While we have reduced our expenditures very significantly, without an immediate infusion of new cash, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding although discussions are ongoing. Among the financing alternatives we are pursuing is the repurchase of shares from our principal shareholder (who is currently in receivership and can no longer provide funding) accompanied by an investment in our Company to fund our short-term working capital needs. While we have not entered into any definitive agreements, such a transaction would likely result in a change in control of the Company.

      Historical Activities

      We have developed two products, Illuminator Probe(TM) and Illuminator Surface Coil(TM), that are intended to provide a non-invasive means for imaging the heart in conjunction with existing MRI systems. These products were approved for marketing by the United States Food and Drug Administration ("FDA") in 2001 based on animal studies. Since that time we devoted significant resources to performing additional development and clinical work necessary to support acceptance of such products in the marketplace. Prior to completion of such activities, we encountered cash constraints and have not been able to raise the necessary capital to fund these activities. Our development and marketing activities were funded by approximately $10 million of private equity funding received during the three fiscal years ended February 28, 2002, approximately 75% of which came from Noga Investments in Technology, Ltd ("Noga") who then became our principal investor. In late 2002 and through early 2003, we learned that Noga had been placed in receivership and had no ability to provide anticipated further funding.

      As a result of our cash constraints, beginning in the Fall of 2002, we began to scale back our operations and reduce our infrastructure costs. Once we completed an in-process clinical imaging milestone in the Fall of 2002, we terminated all non-executive personnel, vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and ceased substantially all development and commercialization activities. During this time, our executive officers and Board first deferred significant portions of their compensation (aggregating approximately $113,000 and still unpaid) and then agreed to substantially reduce or eliminate their compensation going forward. The Company's then Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer until his resignation from that position effective May 2004. Dr. Minkoff, our Chairman and President, assumed the responsibilities of principal executive officer of the Company at that time. On May 1, 2004 Mr. Daniel M. Mulvena resigned from our Board of Directors.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our cardiac medical device line of business.

      We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market. We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria. In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the minimum quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997. Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 where our phone number is (516) 393 5874 and our website is www.magna-lab.com.

      Cardiac Diagnostic Business

      This section summarizes our cardiac diagnostic business, all activities with respect to which have essentially been suspended due to insufficient funding. This information is presented to provide context to the Company's historical activities, core technology and intellectual property. For a more complete description, please see Item 1. Business contained in our Form 10-KSB for the fiscal year ended February 29, 2004.

      Cardiac Market - Recent data indicate (approximately 2002) that over 60 million Americans are reported by the American Heart Association to have active or developing cardiovascular disease. Cardiovascular disease was a primary or contributing factor in 40% of the deaths in the United States. Coronary Artery Disease ("CAD") is the most deadly form of the disease. Over 12.5 million Americans have been diagnosed as having CHD of which over 7,500,000 have experienced a heart attack.

      Based on published information from approximately 2002 of the National Heart Lung and Blood Institute and others, we believe that over $200 billion is spent annually in America on diagnosis, treatment and follow up of patients with cardiovascular diseases including over $58 billion on Coronary Heart Disease, according to the American Heart Association. Within that amount, we believe that over $10 billion dollars was spent on approximately 9.8 million advanced diagnostic procedures (stress tests and angiograms) to detect CAD. CAD is believed to be the leading cause of death in the United States and a significant factor in United States healthcare costs. Further, recent research by others, indicates that "vulnerable" or "unstable plaque" within the coronary arteries may be a cause of sudden massive heart attacks experienced by persons who have not previously exhibited signs of CAD.

      Current Detection Methods for Coronary Artery Disease; Competition - There are a number of techniques and procedures used by physicians to detect, diagnose and select treatment options for CAD. Most invasive techniques, like cardiac catheterization and angiography, carry a risk of complications, such as stroke, heart attack or death. Additionally, stress tests have a risk of heart attack or death. While the risk of complications and adverse consequences is generally less with noninvasive procedures, there are no currently available noninvasive procedures to definitively diagnose CAD. The currently available techniques and procedures include:

o     Electrocardiography (ECG)
o     Exercise Tolerance Testing (Stress Test)
o     X-Ray
o     Computed Tomography (CT) and Electron Beam Tomography (EBT) Scan
o     Echocardiography
o     Cardiac Catheterization
o     Coronary Angiography
o     Positron Emission Tomography

      MRI, also known as nuclear magnetic resonance imaging, is a medical diagnostic imaging procedure that produces images of slices of the body allowing physicians to view the internal human anatomy. MRI has certain advantages over other imaging procedures in that MRI does not use X-rays, or any other ionizing radiation as in other nuclear medicine techniques and can produce soft tissue contrast differences many times greater than other procedures. MRI can acquire data in any planar orientation, is not limited to cross sectional slices and provides greater flexibility in imaging a wide variety of pathologies. MRI systems create images by analyzing the behavior of hydrogen atom nuclei in the body. MRI systems typically consist of a large magnet, radio signal generators and receivers (coils) and computer hardware and software. By affecting the alignment and behavior of nuclei using an external magnet and radio waves, MRI systems obtain information and process the information by a computer to create an image of the internal human anatomy that is displayed on a video monitor.

      Because of how it creates images, MRI is particularly effective in imaging soft tissue. Despite this, MRI has limitations that have prevented it from being used extensively in the diagnosis of CHD. Issues include: (a) the difficulty in accessing the heart with a receiver coil because of surrounding organs and bone and (b) the small size of the coronary arteries. Our products are designed to address these limitations by placing a receiver coil in the esophagus directly behind the heart and on the surface of the chest directly over the heart. Other issues involve the constant motion of the heart which advancements in MRI machine technology have been addressing.

            The health care industry in general, and the market for medical and diagnostic devices in particular, is highly competitive and virtually all of the other entities known to us to be engaged in the manufacture of medical and diagnostic devices possess substantially greater resources than us. We would experience competition both from existing technologies and from others who may attempt other approaches to MRI imaging for diagnosis of CHD. We are aware of developments in surface coil improvements for MRI at certain other universities and companies, including General Electric Company. We understand that General Electric has developed and now markets a surface coil for cardiac imaging that includes coils on both the patient's chest and back.

      Our Products - We developed our products under the direction of Lawrence
A. Minkoff, Ph.D. our Founder, President and Chief Scientific Officer in a collaboration with the Cardiovascular Institute of the Mount Sinai School of Medicine in New York between 1997 and 2000. We obtained United States Food and Drug Administration ("FDA") clearance of our two Illuminator products using animal studies. If we were to continue operations, we would need to conduct more human clinical imaging studies in order to further investigate the clinical utility and unique application of our products and to serve as a basis for requesting unique reimbursement codes. These products consist of the following:

o Illuminator Probe - Illuminator Probe is designed to operate in conjunction with existing MRI systems to generate diagnostic quality images of the aortic arch, the descending aorta and the coronary vessels of the heart to advance the definitive diagnosis of CAD. The Illuminator Probe consists of a transesophegeal MRI micro receiver coil inside a probe which is inserted down the throat and into the esophagus. Positioning in the esophagus puts the micro receiver coil directly behind the heart for optimal imaging.

o Illuminator Surface Coil - Illuminator Surface Coil consists of a specially designed surface receiver coil that is placed over the patient's chest for imaging the heart. It is intended that when the Illuminator Probe is utilized in conjunction with the Illuminator Surface Coil, the two products would surround the heart allowing the generation of additional imaging information.

      The two Illuminator products were approved for marketing by the FDA in 2001 for use with the General Electric 1.5T Signa(R) MRI Systems. In 2002 we received approval for U.S. marketing for an enhancement, also for use with the General Electric 1.5T Signa(R) MRI Systems. Development and regulatory work necessary to request clearance to market our Illuminator products for use with MRI machines produced by other MRI manufacturers was begun but never completed. We believe that our products will be most appropriate for MRI machines produced by General Electric, Philips Medical Systems, and Siemens Medical which are designed for, among other things, cardiac imaging.

      In addition to the Illuminator products we developed Artery View. Artery View is an intra-arterial probe, threaded through a catheter and guide wire, that is intended to facilitate the capture of high resolution magnetic resonance images at the site of atherosclerotic blockage. We have developed a working prototype of the Artery View catheter and have performed animal studies in 2002 with Massachusetts General Hospital, an affiliate of Harvard Medical School but no further development has occurred.

      Manufacturing - We outsourced the manufacturing as well as certain design and validation of our products to MedSource Technologies (formerly ACT Medical, Inc.) because such manufacturing, design and validation has very substantial start-up costs and rigorous government regulation.

      We believe we have carefully followed principles of good manufacturing practice in the design, documentation and validation of our products. We worked with the advice of outside regulatory consultants to assure compliance with the accepted standards of documentation that is required to achieve "good manufacturing practices" and ISO certification.

      Marketing and Distribution - We have not yet sold any of our products. Since our products involve new procedures, data on human patients will be an important factor in achieving acceptance of the use of our products. Further, we believe that optimal reimbursement for the use of our products from third party payors, an important element of market acceptance, will require the development of a unique reimbursement code specific to our products. To obtain such a unique code, our plan was to focus our initial marketing effort on the clinical validation of the use and unique benefit of the Illuminator Probe and Illuminator Surface Coil.

      Human clinical studies using the Illuminator products were conducted at Brigham and Women's Hospital, an affiliate of Harvard Medical School ("BWH") starting in October 2001 and at Dartmouth Hitchcock Medical Center ("Dartmouth") starting in August 2002. In November 2002 Johns Hopkins Medical Center ("JHU") approved the protocol necessary to conduct clinical studies. In November 2002 both the BWH and the Dartmouth studies were stopped in order to recognize: (a) that these studies had achieved a milestone set for the study and (b) the Company's need to preserve cash. The clinical studies at JHU were not started.

            Proprietary Rights and Licenses - An important part of our product development strategy has been to seek, when appropriate, protection for our products and proprietary technology through the use of various United States and foreign patents and contractual agreements.

      U.S. Patent Number 6,437,569 with 33 claims for our Illuminator(TM) Probe has been allowed by the United States Patent and Trademark Office. The inventors of record include Lawrence A. Minkoff, Ph.D., the Company's Chief Scientific Officer as well as the following doctors and scientists at MSSM: Valentin Fuster, M.D., Ph.D., Meir Shinnar, M.D., Ph.D., Zahi A. Fayad, Ph.D., Juan J. Badimon, Ph.D. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Illuminator Probe. We have filed two additional patent applications in the United States relative to the proprietary elements of our Illuminator and Artery View products. Such patent applications relate to the application and design of the products. We have received "notices of allowance" with respect to one patent related to the Artery View catheter, granting virtually all of the claims made and such patent application was published on January 30, 2003 as Pub. No.: US 2003/0023160 A1. Such patent has not yet been issued. Through assignment and license, we have acquired all of the commercial rights to this patent. The license requires us to pay MSSM a royalty of 3% on product sales of the Artery View. Efforts to advance such patent applications to the non-U.S. markets, including countries covered by the Patent Cooperation Treaty locations, have been initiated but have not been aggressively pursued in order to preserve cash. Each of these applications has been filed in the name of Dr. Minkoff, and Dr. Minkoff has agreed to assign his rights to these patent applications to us. See Note 3 to Consolidated Financial Statements regarding Dr. Minkoff's recent payments to preserve such proprietary rights which the Company can no longer pay (see also Item 12. Certain Relationships and Related Transactions).

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

      Governmental Regulation - Our products are medical devices subject to extensive regulation by the FDA under the U.S. Food, Drug, and Cosmetic Act. The FDA's regulations govern, among other things, the following activities:

o     product development;
o     product testing;
o     product manufacturing;
o     product labeling;
o     product storage;
o     premarket clearance or approval;
o     advertising and promotion; and
o     product sales and distribution.

      Each medical device that we would commercially distribute in the U.S. will likely require either 510(k) clearance or premarket application approval from the FDA prior to commercial distribution. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting permission for commercial distribution. This is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a "preamendment" class III device (in commercial distribution before May 28, 1976) for which premarket applications have not been called, are placed in Class III requiring premarket application approval.

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

      If the Illuminator products enter commercial distribution, we would be subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as:

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

      Third Party Reimbursement - In the United States, healthcare providers that purchase medical devices generally rely on third-party payors, such as Medicare, Medicaid, private health insurance plans and health maintenance organizations, to reimburse all or a portion of the cost of the devices as well as any related healthcare services. The Medicare program is funded by the federal government and administered by the Center for Medicare and Medicaid Services, or CMS. The Medicaid program is jointly funded by the federal government and the states and is administered by the states under general federal oversight. Generally, third-party payors, including Medicare and Medicaid, do not cover and reimburse products that have not received FDA clearance.

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

      Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. Thus, separate payment typically would not be made for the Illuminator products when they are used by hospital inpatients. Many private third-party payors and some state Medicaid programs have adopted similar prospective payment systems. In addition, Medicare has implemented prospective payment systems for some services performed in hospital outpatient departments and skilled nursing facilities as well. Currently, MRI diagnostic services provided on an outpatient basis are reimbursable under Part B of the Medicare program.

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

      In countries outside the United Sates, reimbursement is obtained from various sources, including governmental authorities, private health insurance plans, and labor unions. International reimbursement approvals is therefore on a country-by-country or region-by-region basis.

      Product Liability - Product liability claims relating to our products may be asserted against us. We currently have no product liability insurance.

      Factors and Risks That May Affect Future Results

      You should carefully consider the risks described below before deciding whether to invest in shares of our common stock. Any investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

We may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

      Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock. This level of capitalization is insufficient to support the company's additional capital needs and the requirements of a traditional "reverse-merger" candidate. As such, we would likely be required to either (a) enter into a reverse-split of our outstanding stock to very significantly reduce the number of shares outstanding or (b) increase our authorized share capitalization very significantly, each of which would very significantly dilute existing shareholders. We have no commitments to issue our securities, merge with another company or engage in a reverse split. The issuance of additional shares of our common stock or any number of shares of our preferred stock or a reverse split of our common stock:

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

If we merge with an unrelated business, it is likely that our current officers and directors will resign upon consummation of a business combination.

      Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members who are persons with a limited commitment to the Company at this time. Any future role of our personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel would remain associated in some capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential.

      We expect to encounter intense competition from other entities seeking to merge an operating business into a public company. In addition to competition from other companies like ours with very limited resources, we expect competition from public companies that have raised significant money for a reverse merger, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess far greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses with which we could merge, our ability to compete in acquiring certain sizable target businesses will be limited by our lack of available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, should we be required or elect to seek stockholder approval of a business combination or likely capitalization issues related thereto, it may delay the consummation of a transaction and may further reduce our resources.

We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business.

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

We have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements.

      Our executive officers consist of two persons who have agreed to work for us as per diem consultants in the roles of President and Chief Financial Officer. Each of them has agreed to accept substantially reduced compensation and our Board has essentially agreed to the elimination of its cash compensation. This was done to permit us more time to either raise capital or realize value for our core assets. Our Acting Chief Executive Officer, who was also a director, resigned from the Company on May 1, 2004, as did another member of our Board of Directors. If the remaining executive officers and Board members were no longer willing to accept these arrangements, then the Company's efforts could be negatively affected or cease altogether.

We have incurred significant net losses in the past and unless we receive additional financing very soon, we may be forced to cease all operations and liquidate our company .

      We have incurred significant net losses since our inception. Our net loss was $101,000 and $210,000 for the fiscal years ended February 28, 2005 and February 29, 2004, respectively. Our accumulated deficit since our inception in 1992 was $27,275,000 at February 28, 2005. At February 28, 2005 we had
approximately $45,000 of cash and a working capital deficit and shareholders' deficit of approximately ($283,000). Our available cash and working capital at February 28, 2005 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing which we need now, we may be forced to cease all activities and liquidate.

Stock, Stockholder and Charter Related Risks

Our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      Our principal shareholder, Noga Investments in Technologies, Ltd., beneficially owns approximately 40.5% in the aggregate of our outstanding voting power and our executive officers and directors beneficially own approximately 8.7% (1.8% actual ownership) of our outstanding voting power (also see Item 10. Executive Compensation Employment/Consulting Agreements). Pursuant to a prior contractual obligation, Noga has designated two members of our board of directors. Because of its high level of stock ownership, and Board representation, Noga, or Noga and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval. This concentration of ownership could have the effect of delaying or preventing a change in control of us, even when such change of control is in the best interests of shareholders, and might adversely affect the market price of our common stock. The interests of our executive officers, directors and Noga may differ from the interests of the other stockholders.

Sales of control shares may depress the price of our common stock.

      Sales of substantial amounts of our common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of our common stock and our ability to raise capital by selling equity securities.

      We currently have 74,458,938 shares of common stock issued and outstanding, of which approximately 31,000,000 shares are held by an affiliate of the Company and may therefore be deemed "control" securities, as such term is defined in the Securities Act of 1933, as amended, and the balance of which are freely tradable. The "control" securities may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, these "control" securities may currently be sold in the public market, provided the seller complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these "control" securities sells them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

      Our shares are traded on the OTC Bulletin Board under the symbol "MAGLA." Trading in our shares has generally been inactive. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

Our corporate charter contains authorized, unissued preferred stock which may be issued with terms that dilute voting and other rights of common stockholders.

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

Risks associated with the cardiac diagnostic business - While we have essentially ceased all activities with respect to our cardiac diagnostic business, there are numerous risks associated with that business. These risks, which are relevant to assessing the value of that business and would become relevant should we choose to restart the business, include the following:

o We would need to restart our operations and there is a risk that relationships, people and process that were available to us in the past may not be available in the future on the same terms or at all.

o If the additonal human clinical work that is necessary to demonstrate the unique benefit of our products is not successful, we may not be successful in introducing our products to the market.

o If the Illuminator products do not achieve broad market acceptance among physicians, we would not be able to generate the revenue necessary to support our business.

o If physicians, hospitals and other healthcare providers are unable to obtain coverage and reimbursement from third-party healthcare payors for procedures using the Illuminator products, or if reimbursement is insufficient to cover the costs of purchasing the Illuminator products, we may be unable to generate sufficient sales to support our business.

o We have no experience manufacturing our products in commercial quantities and are dependent on an outsourced manufacturer to produce product for us. If this key supplier is not available to us, or if it does not perform satisfactorily, we may be unable to meet customer orders for our products in a timely manner or within our budget or we may be unable to generate any meaningful revenues at all.

o Our experience marketing Illuminator products is limited and may not result in meaningful revenue.

o We are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, which could restrict the sales and marketing of the Illuminator products and could cause us to incur significant costs.

o Because we are smaller and have fewer financial resources than most of the companies in the medical device and diagnostic industry, we may not be able to successfully compete in the rapidly-evolving market for medical devices.

o Our products employ proprietary information and technology which may be difficult to protect and may infringe on the intellectual property rights of third parties. If our intellectual property rights do not adequately protect our products, we may be unable to operate our business profitably or at all.

For a more detailed description of these and other risks relating to our cardiac diagnostic business, see our annual report on Form 10-KSB filing for the year ended February 29, 2004.

Item 2. Description of Property

      We maintain an office of approximately 220 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,400 plus services.

Item 3. Legal Proceedings

      We have been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997 and again beginning in 2003. The Company believes there may be an unpaid judgment against it for various claims relating to the 1997 period which the Company believes was approximately $15,000 when asserted and does not include any interest or other costs. See Note 7 to Consolidated Financial Statements for a discussion of a claim made by a former employee for non-payment of an alleged bonus, which we dispute. To the best of our knowledge, all other material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us.

      See Note 7 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2005.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information

      The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information for 2004 is the NASDAQ Historical Data service for the OTC Bulletin Board. Quotations reflect interdealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The 2005 amounts are derived from publicly available information as the stock price did not exceed $0.01 during any time during that period. All prices below $0.01 are rounded up to $0.01.

                                                   Fiscal Year Ended February 28 or 29,
                                                2005                   2004
                                                ----                   ----
                                                High         Low       High         Low
Class A Common Stock:
First Quarter ended  May 31,                    $0.01       $0.01      $0.02       $0.01
Second Quarter ended August 31,                 $0.01       $0.01      $0.01       $0.01
Third Quarter ended  November 30,               $0.01       $0.01      $0.01       $0.01
Fourth Quarter ended  February 29 or 28,        $0.01       $0.01      $0.02       $0.01

There is no established public trading market for the Company's Class B Common Stock.

      On June 1, 2005 the closing bid price for the Class A Common Stock was approximately $0.01.

      (b)   Recent sales of unregistered securities and related matters -

            There were no sales of unregistered securities in the fiscal year ended February 28, 2005.

      (c)   Approximate Number of Equity Stock Holders

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of June 1, 2005 are approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                         417
Class B Common Stock                                                          29

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

Item 6. Management's Discussion and Analysis or Plan of Operations

      Overview

      Our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of additional funding, beginning in the year ended February 28, 2003, we essentially ceased all or our operations including product development and commercialization efforts. In connection with shutting down our activities, we no longer have full-time employees. As a result, our efforts to realize value for our shareholders since that time have been conducted by a limited number of remaining Board members and part-time management.

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would involve very substantial dilution to the existing shareholders because it would require a very significant reverse split of our stock or very significant increase in our authorized capitalization. It would, however, provide the opportunity to return some value to shareholders. While we have reduced our expenditures very significantly, without an infusion of new cash very quickly, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company, although discussions are ongoing.

      To support the necessary development and commercialization activities, we had planned to raise additional capital in the year ended February 28, 2003, including participation from our principal shareholder, Noga, and with assistance from an investment bank. From late 2002 through early 2003 we learned that a receiver was appointed to protect Noga from creditors and that Noga had no further ability to provide funding. We were not successful and so we took steps to preserve cash and technology assets and took other actions as discussed further at Part 1. Item 1. "Business" "Overview" of this report.

      During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our development and marketing efforts, approximately 75% of which was provided by Noga. Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our cardiac diagnostic business.

      Plan of Operations and Liquidity

      At February 28, 2005, we had approximately $45,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($283,000). We continue to lose money, although at a reduced rate. Cash used during the twelve months ended February 28, 2005 totaled approximately $221,000, approximately $100,000 of which (plus legal costs) was utilized to settle a litigation.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our core assets. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $46,000 on our behalf at February 28, 2005 to fund the continued protection of certain of such intellectual property rights. It is unclear whether such payments will continue to be made by him to fund these expenditures which we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. While we have had discussions with various potential sources of capital, we do not currently have any definitive agreements to provide such capital. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

      Among the financing alternatives we are pursuing is the repurchase of shares from our principal shareholder (who is currently in receivership and can no longer provide funding) accompanied by an investment in our Company to fund our short-term working capital needs. While we have not entered into any definitive agreements, such a transaction would likely result in a change in control of the Company.

      While we no longer seeking additional capital to support our former cardiac diagnostic business, if such capital were available to us, we would need to restart our operations, with attendant risks that relationships and processes that were integral to such activities may no longer be available. Further, substantial funds would be necessary to complete the development, commercialization and marketing of such products as summarized in our Form 10-KSB for the year ended February 29, 2004 in "Item 6. Managements' Discussion and Analysis or Plan of Operation - Plan of Operations - Liquidity" and "Item 1. Description of Business - Factors and Risks that May Affect Future Results." Such activities are costly and, should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to such prior cardiac diagnostic business.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principles. They are:

      Going Concern Consideration - Our consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

      Accounting for Stock-Based Compensation - We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as further described in Note 2 to our Consolidated Financial Statements contained elsewhere in this report. In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 as further described in Note 2 to our Consolidated Financial Statements contained elsewhere in this report. See also Item 10 Executive Compensation - Employment/Consulting Contracts.

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     16

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                         17

         CONSOLIDATED STATEMENTS OF OPERATIONS                              18

         CONSOLIDATED STATEMENTS OF CASH FLOWS                              19

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                  DEFICIT                                                   20

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      21 - 25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Magna-Lab Inc.:

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary as of February 28, 2005, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2005, and the consolidated results of their operations and their cash flows for each of the years in the period ended February 28, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Further, the Company's cash and working capital positions as of February 28, 2005 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 1, 2005

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2005

                                     ASSETS
CURRENT ASSETS:
  Cash                                                             $     45,000
  Prepaid expense                                                        10,000
                                                                   ------------
       Total current assets                                        $     55,000
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $159,000 payable to
    management and board members (including former management)     $    310,000
  Accrued expenses and other current liabilities                         28,000
                                                                   ------------
       Total current liabilities                                        338,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued
  Common stock, Class A, par value $.001 per share,
    120,000,000 shares authorized, 74,128,566 shares issued
    and outstanding                                                      74,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued
    and 330,372 shares outstanding                                        1,000
  Capital in excess of par value                                     26,917,000
  Accumulated deficit                                               (27,275,000)
                                                                   ------------
       Total stockholders' deficit                                     (283,000)
                                                                   ------------

                                                                   $     55,000
                                                                   ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 28, 2005 and February 29, 2004

                                                                   2005             2004
                                                               ------------     ------------
REVENUES                                                       $         --     $         --
                                                               ------------     ------------

OPERATING EXPENSES:
  Selling, general and administrative                               173,000          329,000
  Research and development                                               --           53,000
  Stock compensation charge                                              --           22,000
  Gain from settlements with creditors and other                    (71,000)        (197,000)
                                                               ------------     ------------
                                                                    102,000          207,000
                                                               ------------     ------------

LOSS FROM OPERATIONS                                               (102,000)        (207,000)
                                                               ------------     ------------

OTHER INCOME
  Interest income                                                     1,000            3,000
  Interest imputed on present value of lease exit liability              --           (6,000)
                                                               ------------     ------------

NET LOSS                                                       $   (101,000)    $   (210,000)
                                                               ============     ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             74,460,000       74,460,000
                                                               ============     ============

NET LOSS PER SHARE, basic and diluted                          $      (0.00)    $      (0.00)
                                                               ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 28, 2005 and February 29, 2004

                                                           2005          2004
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(101,000)    $(210,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation charge                                   --        22,000
    Depreciation and amortization                            6,000        11,000
    Gain from settlements with creditors and other         (71,000)     (197,000)
    Changes in operating assets and liabilities:
     Prepaids and other assets                                  --        20,000
     Accounts payable, accrued expenses and all other      (27,000)     (144,000)
                                                         ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                     (193,000)     (498,000)
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:  None

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable                               (28,000)           --
                                                         ---------     ---------

NET DECREASE IN CASH                                      (221,000)     (498,000)
                                                         ---------     ---------

CASH:
  Beginning of year                                        266,000       764,000
                                                         ---------     ---------

  End of year                                            $  45,000     $ 266,000
                                                         =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING
    ACTITVITIES
    Notes payable                                        $  28,000     $      --
                                                         =========     =========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               Years Ended February 28, 2005 and February 29, 2004

                                                       Common Stock
                               -------------------------------------------------------------     Capital in
                                          Class A                         Class B                  Excess
                               ----------------------------     ----------------------------       of Par       Accumulated
                                   Shares         Amount           Shares          Amount           Value         Deficit
                               ---------------------------------------------------------------------------------------------
BALANCES, February 28, 2003      74,079,453    $     74,000         379,485     $      1,000    $ 26,895,000    $(27,964,000)

STOCK COMPENSATION                       --              --              --               --          22,000              --

NET LOSS                                 --              --              --               --              --        (210,000)
                               ---------------------------------------------------------------------------------------------

BALANCES, February 29, 2004      74,079,453    $     74,000         379,485     $      1,000    $ 26,917,000    $(27,174,000)

CONVERT B SHARES TO A                49,113              --         (49,113)              --              --              --

NET LOSS                                 --              --              --               --              --        (101,000)
                               ---------------------------------------------------------------------------------------------

BALANCES, February 28, 2005      74,128,566    $     74,000         330,372     $      1,000    $ 26,917,000    $(27,275,000)
                               =============================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is focused on engaging in a "reverse merger" transaction with a suitable unrelated business that would benefit from the Company's public reporting status. Additional activities include preserving cash and the Company's technology, making settlements with creditors, attempting to raise capital and continuing its public reporting.

In September 2002, the Company's principal source of financing (a significant minority shareholder), sought protection from creditors and had a receiver appointed to manage its assets. The Receiver has advised the Company that it does not have the capacity to keep unfilled investment, loan repayment and other commitments to the Company.

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company's efforts to raise additional capital or enter into a strategic arrangement in order to complete commercialization of its cardiac diagnostic Illuminator products and development of its Artery View product or to seek other means to realize value through sale, license or otherwise have been unsuccessful.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2005, the Company had approximately $45,000 in cash and approximately $283,000 in negative working capital and stockholders' deficit. For the year ended February 28, 2005, the Company had a net loss of approximately $101,000 and utilized approximately $221,000 in cash. Further, losses are continuing subsequent to February 28, 2005. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2005. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation - The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Included in cash are deposits with financial institutions.

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2005 and February 29, 2004.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2005.

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

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would be no change to the Company's net loss and net loss per share for the years ended February 28, 2005 and February 29, 2004.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement in the fiscal year beginning March 1, 2006.

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2005, accounts payable includes approximately $159,000 payable to management and the Board of Directors (including former Directors). Approximately $113,000 of such amount is payable for compensation voluntarily deferred as discussed in Note 7. The balance of $46,000 is payable to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

Accounts payable includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately three years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date.

In January 2005, the Company agreed to pay approximately $5,000, which was paid in March 2005, under a Settlement and Release Agreement to reduce approximately $42,000 of accounts payable. The resulting gain of approximately $37,000 is reflected in Gain on settlements with creditors in the consolidated statements of operations. The remainder of the Gain on settlements with creditors includes approximately $31,000 of adjustment of certain pre-1997 accounts payable (Note
7) as a result of the passage of time. The remaining balance included in accounts payable for these matters is approximately $20,000.

The following table reflects activity in the restructuring accrual for the pre-1997 activities:

                                       February 28 or 29
                                     ---------------------
                                       2005         2004
                                     --------     --------
      Beginning balance              $  6,000     $ 73,000
      Cost of liabilities settled           0      (13,000)
      Adjustment of accrual            (6,000)     (54,000)
                                     --------     --------
      Ending balance                 $      0     $  6,000
                                     ========     ========

The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time. The adjustment of the accrual above is included in Gain from settlements with creditors and other in the consolidated statements of operations.

During the year ended February 29, 2004 the Company paid approximately $116,000 to reduce approximately $228,000 of accounts payable, accrued liabilities and the estimated present value of a lease exit liability. Negotiated reductions aggregated approximately $112,000 and are reflected in Gain on settlements with creditors in the consolidated statements of operations. The remainder of the Gain on settlements with creditors includes approximately $54,000 discussed above and approximately $31,000 related to normal adjustments of accruals as a result of the improved exposure profile of certain matters resolved during, and shortly after the close of, the fiscal year ended February 29, 2004.

NOTE 4 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock - The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share,
(ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by agreement with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders.

Under an agreement with an underwriter, 1,000,000 shares of Class B common stock were forfeited by the holders based on performance measures that were not met. During the fiscal year ended February 28, 2001, 267,209 of such forfeited shares were inadvertently released by the Company's transfer agent; 137,568 of which have been returned. The Company has not been successful recovering the remaining 129,641 shares.

Stock reserved for grant - In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

Stock Options and Warrants - The Company's 1992 Stock Option Plan (the "Option Plan"), as amended on August 21, 2001, provides for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 18,000,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Option Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

Stock option activity for the years ended February 28, 2005 and February 29, 2004 is as follows:

                                       2005                             2004
                           ----------------------------     ---------------------------
                             Shares                           Shares
                             Under                            Under
                             Option           Price           Option           Price
                           ----------------------------     ---------------------------
      Beginning            11,583,334     $0.22 - $0.49     12,326,667     $0.22 - 0.49
      Canceled/expired     (6,458,334)    $0.25 - $0.39       (743,333)    $       0.25
      Granted                      --                --             --
                           ----------------------------     ---------------------------

      End                   5,125,000     $0.22 - $0.49     11,583,334     $0.22 - 0.49
                           ============================     ===========================

Options granted contain various vesting provisions and expiration dates. Of the options granted to date, all were exercisable at February 28, 2005 and February 29, 2004. Options which were exercisable at February 28, 2005, are scheduled to expire as follows: approximately 2,725,000 in the fiscal year ending February 28, 2006, approximately 2,200,000 in the fiscal year ending February 28, 2007 and 200,000 thereafter.

Warrants to purchase 1,250,000 shares, exercisable at prices from $0.80 to $1.10 by two investment banks, expired unexercised on June 30, 2003. These warrants resulted in a charge to fiscal 2004 operations of approximately $22,000.

Warrants to purchase 280,000 shares, exercisable at $0.22 by an investor relations firm expired unexercised in March 2005.

NOTE 5 - INCOME TAXES:

At February 28, 2005, the Company had net operating loss carryforwards of approximately $27.4 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.9 million of federal and $2.5 million of state deferred tax assets at February 28, 2005 (an increase of approximately $0.1 million and $0.0 million, respectively, from February 29, 2005). A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate, zero, included in the Company's consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997 and/or 2000. Such carryforwards and credits expire between 2007 and 2025.

NOTE 6 - OTHER MATTERS

Lease exit activity - In November 2003, the Company entered into a Mutual Settlement and Release Agreement settling all liabilities associated with the Company's sublease of offices in Lynnfield, MA in exchange for the payment of $75,000. The Company adopted Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit and Disposal Activities" when it ceased receiving services under the lease in October 2002. During the fiscal year ended February 29, 2004, accretion of the estimated present value of the lease obligation was approximately $6,000.

Property and equipment - In the fiscal year ended February 28, 2005, the Company charged depreciation expense for the remaining cost of its Property and equipment (approximately $6,000) as such items are no longer being or likely to be used.

Rent expense - Rent expense for each of the fiscal years ended February 28, 2005 and February 29, 2004, exclusive of the charge for exit activities, was approximately $13,000.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, further such deferrals were ceased and all members of executive management and the Board of Directors agreed to a restructuring of their compensation arrangements with the Company. Under such agreement, any and all claims for vacation and termination pay were waived in favor of new compensation arrangements with the Company. Such new agreements call for significantly reduced, and in some instances eliminated, compensation generally on a per-diem basis. In connection therewith, the Company's then Chief Executive Officer agreed to voluntarily resign and was engaged on a per diem basis as Acting Chief Executive Officer until he resigned that position effective May 2004.

In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims.

Litigation - In April 2003 a plaintiff agreed to release the Company from further liability, with prejudice, from a complaint filed in November 2001 seeking payment of storage charges which were disputed. To settle this matter, the Company paid an immaterial amount.

On March 31, 2004, the Company and a vendor entered into a Settlement Agreement and Mutual Release, settling all matters relating to a litigation and dispute between them in exchange for the lump sum payment by the Company of $100,000 and the delivery by the vendor of certain items.

The Company knows of no other pending litigation against it although the Company believes there to be an unpaid judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes does not exceed $15,000 (before any costs or interest).

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out its prior activity and into its cardiac activities. Beginning in October 1997 reorganization counsel offered the Company's creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner. The remaining balances at February 28, 2005 and recent activity are discussed in Note 4. The Company was exposed to potential litigation from agreements entered into in connection with such pre 1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

      NONE

Item 8A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in or reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to us and our consolidated subsidiary is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosures.

      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control over financial reporting that occurred during the year ended February 28, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

      The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

         Name                   Age      Positions withthe Company
         ----                   ---      -------------------------

Lawrence A. Minkoff, Ph.D.      55       Chairman of the Board, President, Chief
                                         Scientific Officer and Director
Kenneth C. Riscica              51       Treasurer and Secretary
J. M. Feldman                   60       Director
Jonathan Adereth                58       Director
Joel Kanter (1)(2)              48       Director
Seymour Kessler (1)(2)          73       Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      Lawrence A. Minkoff, Ph.D., our founder, is presently our Chairman of the Board, President and Chief Scientific Officer and, since May 1, 2004, our Principal Executive Officer. He has served in various executive capacities with our company since inception in February 1991. Dr. Minkoff ceased being a full time employee of the Company on November 1, 2004 and currently devotes part time to our affairs. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology. Dr. Minkoff continues as President of MRL. MRL is one of our shareholders. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of Fonar's Board of Directors from January 1985 to February 1989. Dr. Minkoff is one of the pioneers in the field of MRI technology.

      Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and served as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to us. Mr. Riscica devotes part time to our affairs. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies and his principal employer from May 1999 to the present. From October 1997 until April 1999, Mr. Riscica was Vice President - Finance, Chief Financial Officer of BCAM International, Inc., a publicly traded medical footwear company and technology company. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in progressively more responsible positions including five years as Audit Partner.

      Jerome M. Feldman, has been a Director of our company since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage and financial industry. Since 2002 he has been employed by Capital Solutions Group and prior thereto he was employed by Creative Solutions Group.

      Jonathan Adereth has served as a Director since July 2000. Mr. Adereth was Chief Executive Officer and President of Elscint Ltd., a New York Stock Exchange traded medical imaging company, from 1994 until 1998. Prior to that he was involved in progressively more responsible positions within Elscint since his joining that firm in 1972. In 1998 the assets of Elscint were sold to Marconi Medical Inc. and to GE Medical Systems. Mr. Adereth is currently a Venture Partner of the InnoMed fund of Jerusalem Global Ventures, Chairman of the Board and CEO of Medivision Ltd., and Chairman of Ophthalmic Imaging Systems Inc. In addition, Mr. Adereth acts as a strategic consultant to a number of high-tech medical equipment companies in Israel.

      Joel S. Kanter, has served as a Director of our company since March 1998. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986. Mr. Kanter has also served as President of Chicago Advisory Group, Inc., a privately held private equity financing and consulting company, since its inception in November 1999. From 1995 to November 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded financial services company. Walnut Financial's primary business focus during his tenure was the provision of different forms of financing to small business, including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to more mature enterprises. Mr. Kanter serves on the Board of Directors of several public companies including Encore Medical Corporation, Logic Devices, Inc., Prospect Medical Group, Inc. and I-Flow Corporation, as well as a number of private concerns.

      Seymour Kessler, D.P.M. has served as a Director of our company since January 2000. Since 2002 he has been a private investor. Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies. Dr. Kessler has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. Dr. Kessler is the developer of the "Kessler/Wilson Osteotomy", a minimally invasive surgery, and a co-founder and past president of the Academy of Foot and Ankle Surgery. From approximately 2000 until February 2003, he was a Director of Western Power Inc. and American United Global International, Inc.

      All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing. Messrs. Adereth and Feldman have been designated by Noga, pursuant to an agreement we entered into with Noga. See "Certain Relationships and Related Transactions."

      We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors. We believe that each of the members of the Audit Committee meets the independence requirements of Marketplace Rule 4350(d)(2)of the NASDAQ Stock Market, Inc. Each of the members of the Audit Committee is financially literate and has accounting and finance experience and Mr. Joel S. Kanter is deemed an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations as defined in Item 401 of Regulation S-B.

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

      Based solely on review of copies of such reports furnished to us, we are not aware of any of our officers, directors or greater than ten percent shareholders who failed to timely file reports required by Section 16(a) during the last fiscal year, except that neither Mr. John Geisel, our former CEO, nor Mr. Daniel Mulvena, a former director, has filed a Form 4 in connection with his respective departure from the Company.

Item 10. Executive Compensation.

      The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose accrued compensation exceeded $100,000 for the year ended February 28, 2005 (the "Named Executive Officers"). Only those columns which call for information applicable to the Named Executive Officer for the periods indicated have been included in such tables.

Summary Compensation Table

                                              Annual Compensation
                                              -------------------
                                  Year                                                   Long Term
                                  Ended                                                 Compensation
                                 Feb. 28                                   Other          Options/
Name & Principal Position         or 29      Salary ($)    Bonus ($)  Compensation ($)     SAR (#)
-------------------------        -------     ----------    ---------  ----------------  ------------
Lawrence A. Minkoff. Ph. D        2005             --         --              --             --
(Chief Executive Officer since    2004       $ 32,000         --        $  4,200(b)          --
May 1, 2004)                      2003       $178,875(a)      --        $  4,200(b)          --

John R. Geisel (Acting Chief      2005       $     --         --              --             --
Executive Officer until May 1,    2004       $  4,755         --        $ 12,000(c)          --
2004)                             2003       $177,850(a)      --        $ 11,000(c)          --

----------
(a) Includes an aggregate of approximately $29,450 and $30,000, respectively, accrued but not paid for the period September 1, 2002 through January 15, 2003 based upon the voluntary deferral of payment to Dr. Minkoff and Mr. Geisel. Effective January 16, 2003, new compensation arrangements were agreed to with Dr. Minkoff and Mr. Geisel in order to preserve cash as described below. See "Employment/Consulting Agreements."
(b) Represents an allowance for use of Dr. Minkoff's personal automobile for business purposes.
(c) Includes amounts paid to reimburse Mr. Geisel for the approximate cost of his healthcare insurance.

Option/SAR Grants in Last Fiscal Year

Individual Grants

      No options were granted during the last fiscal year to the Named Executive Officers.

      During the fiscal year ended February 28, 2005, the following options held by the Named Executive Officer expired unexercised:

                     Shares under Option  Exercise Price    Expiration date     Status
                     -------------------  --------------    ---------------     ------
Lawrence A. Minkoff       2,200,000            $0.22       November 16, 2004    Expired

John R. Geisel            1,950,000            $0.22         July 29, 2005      Expired

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

      The following table sets forth certain information with respect to stock option exercises by the Named Executive Officer during the fiscal year ended February 28, 2005 and the value of unexercised options held by him at February 28, 2005.

                                                                                     Value of Unexercised
                                                             Number of Unexercised       In-the Money
                                Shares                        Options/SARs at F/Y     Options/SARs at F/Y
                              Acquired on        Value       End (#) Exercisable/     End ($)Exercisable/
                             Exercise (#)     Realized($)        Unexercisable           Unexercisable
                             ------------     -----------    ---------------------   --------------------
Lawrence A. Minkoff, Ph.D         0               $0                -0-/-0-               $-0-/$-0-
John R. Geisel                    0               $0                -0-/-0-                $-0-/-0-

----------
(1) Based on a closing bid price of less than $0.01 per share of Class A Common Stock on February 28, 2005, less the exercise price.

Employment/Consulting Agreements

During the period September 1, 2002 through January 15, 2003, in an effort to preserve cash, all executive officers voluntarily agreed to defer 40% (100% in the instance of Mr. Mulvena) of their normal compensation resulting in compensation accrued but unpaid of approximately $88,812 (Mr. Geisel, $30,000; Dr. Minkoff, $29,250, Mr. Riscica, $23,400 and Mr. Mulvena, $6,162). Effective January 16, 2003, pursuant to a Unanimous Consent of the Board of Directors, executed by all the members of the Board and management, new compensation arrangements were adopted for the executive management and the Board. The purpose of the new arrangements was the following:

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

            Under such agreements, the following compensation arrangements result:

      - Dr. Minkoff's salary was reduced from $195,000 to $66,000 and he continued as the Company's only full-time employee. Subsequently Dr. Minkoff's compensation was reduced to $30,000 per year and he continued as the Company's only full time employee until November 1, 2003 when his compensation was eliminated in favor of payment for services on a part-time, per diem basis. Dr. Minkoff has not billed us, and we do not owe him for, any per diem fees.

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

      - Mr. Riscica provides services to us pursuant to an agreement with a consulting company of which he is the principal owner, Riscica Associates, Inc. The agreement, as amended by resolution of the Board in November 1999, calls for payment based upon time expended on our affairs at the rate of $1,000 per day. Mr. Riscica agreed to provide us with a credit of 40% of his consulting rate effectively reducing his rate to $600 per day until further notice.

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

      In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of our class A common stock for issuance to members of management and the Board as incentive compensation in connection with their efforts directed at contracting a financing or merger or other transaction. The actual award, if any, would be determined once a transaction has been identified, reviewed by the Board, recommended for action and definitive agreements are executed. In April 2005, the Board of Directors reserved an additional 4,500,000 for grant as follows: (a) a maximum of 3,000,000 to be proposed as a settlement of the liability to management for the deferred compensation on a significantly reduced basis and (b) 1,500,000 shares for Mr. Riscica for his continued efforts.

Directors' Compensation

      To preserve cash, from September 1, 2002 and until January 15, 2003, each of the Directors voluntarily agreed to defer the payment of their Directors fees and Mr. Adereth agreed to defer 40% of his consulting fee, consistent with deferrals agreed to by executive management described above. The accrued but unpaid Directors and consulting fees total approximately $24,248 consisting of approximately $5,416 for each of Mr. Feldman, Mr. Kanter and Mr. Kessler and approximately $8,000 for Mr. Adereth.

      To further preserve cash, effective January 16, 2003 each of the Directors agreed to waive their future cash board fees and Mr. Adereth agreed to reduce his consulting fee from $4,000 per month to $500 per month as further described in the preceding section above. In November 2003, Mr. Adereth agreed to eliminate his $500 monthly fee.

      Also see "Employment/ Consulting Agreements" above for a description of additional directors compensation.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 25, 2005. The table includes:

            o     each of our directors and Named Executive Officers;

            o     all of our directors and executive officers as a group; and

            o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

                                                                           Number of Shares     Percentage of
            Name and Address                        Class of Common          Beneficially        Total Voting
         of Beneficial Owner (1)                        Stock (2)               Owned(3)         Power (2)(3)
         -----------------------                    ---------------        ----------------     -------------
Noga Investments in Technologies, Ltd. (7)              Class A               30,772,729             40.5%
Jonathan Adereth (4)(5)                                 Class A                3,500,000             4.5%
Lawrence A. Minkoff, Ph.D. (4)(5)                       Class A                        0
                                                        Class B                  238,915
                                                                               ---------
                                                                                 238,915             1.6%
                                                                               ---------
J.M. Feldman (4)(5)                                     Class A                1,575,000             2.1%
Kenneth C. Riscica (4)(5)                               Class A                        0              0%
Joel Kanter (4)(5)(6)                                   Class A                  265,000             0.4%
Seymour Kessler (4)(5)                                  Class A                   75,000             0.2%
All Executive Officers and Directors as a Group         Class A                5,415,000
(7 persons)                                                                    ---------
                                                        Class B                  238,915
                                                                               ---------
                                                                               5,653,915             8.1%
                                                                               ---------             ----

----------
*     Denotes less than one percent.

The information presented in the table above and footnotes is based solely upon Schedules and Reports filed by the respective holders under the Securities Exchange Act of 1934 and certain representations furnished to us by executive officers and Board members and has not been otherwise independently verified by us. To the extent that any required holders have not filed timely reports on such Forms, we would not be in a position to know the current holdings of such persons.

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3) Based upon 74,128,566 shares of Class A common stock and 330,372 shares of Class B common stock outstanding at May 25, 2005 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.(3)

(4) The address for Messrs. Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.(5)

(5) Includes currently exercisable options to purchase the following shares of Class A Common Stock; Mr. Adereth, 3,500,000, Mr. Feldman, 1,575,000, Mr. Kessler, 75,000 and Mr. Kanter, 75,000. Options held by Messrs. Minkoff and Riscica expired unexercised during the fiscal year ended February 28, 2005. Amounts in the table do not include amounts which have been reserved for possible issuance to Messrs. Minkoff, Riscica, Kanter, Feldman, Adereth and Kessler which is described in Item 10. Executive Compensation
      - Employment/Consulting Agreements.

(6) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.

(7) The address for Noga Investments in Technology Ltd. is 6 Hazoran Street, South Industrial Zone, P.O. Box 8471, Netanya, Israel. Based on Noga's
      Schedule 13d filing, beneficial ownership of these shares may be attributable to Itzhak Goldenberg and Eli Kuzan and their respective spouses, by virtue of their controlling interest in Noga Investments in Technology, Ltd. ("Noga"). We have been advised that in November 2002 Noga was placed in receivership in Israel.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                  Number of securities to be    Weighted average exercise
                                   issued upon exercise of        price of outstanding       Number of securities
                                    outstanding options,         options, warrants and        remaining available
             Plan Category          warrants and rights                 rights               for future issuance
                                             (a)                          (b)                         (c)
                                  -------------------------------------------------------------------------------
      Equity compensation plans
      approved by security
      holders                             5,125,000                      $0.37                        -0-

      Equity compensation plans
      not approved by security
      holders                              280,000                       $0.22                        -0-
                                  -------------------------------------------------------------------------------

      Total                               5,405,000                      $0.36                        -0-
                                  ===============================================================================

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

Item 12. Certain Relationships and Related Transactions

      See Item 10 "Executive Compensation " for a description of certain compensation arrangements with management and directors. At February 28, 2005, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $46,000 to the Company's intellectual property counsel on behalf of the Company to preserve intellectual property rights of the Company. The Company has recorded this as an amount payable to Dr. Minkoff.

Item 13. Exhibits

Exhibit
  No.                                Description

3.1      Restated Certificate of Incorporation of the Company. (1)
3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b)   Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c) Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001.(10)
3.2      By-Laws of the Company. (1)
3.2(a)   Amendment to By-Laws of the Company. (2)
4.1      Form of Specimen Class A Common Stock Certificate. (2)
10.1     1992 Stock Option Plan of the Company, as amended. (4)
10.2 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.5 Form of Stock Option Agreement between the Company and each officer and Director of the Company. (4)
10.6 Form of stock option agreement between the Company and each non executive option holder. (5)
10.7 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (6)
10.8 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (7)
10.9 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(7)
10.10 License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (8)
10.11 Settlement and Mutual Release Agreement between the Company and WebCT dated November 2003. (9)
23.1     Consent of Rothstein Kass & Company, P.C. (10)
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (10)
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (10)
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (10)

----------------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the "S-1").
(2) Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-47960 filed on October 13, 2000). The number of shares authorized under the plan is now 18,000,000.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(8) Incorporated by reference to the Company's Annual Report on Form 10-QKB for the year ended February 28, 2003.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003.
(10)     Filed herewith.

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $25,000 and $34,000, respectively in the fiscal years ended February 28, 2005 and February 28, 2003.

                               AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2005.

                                    TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2005.

                                 ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2005 or February 29, 2004.

Periodically, generally annually, the Company's principal independent auditor, Rothstein Kass & Company, P.C., presents to the Company its estimate of its fees for the coming year. This estimate is reviewed and approved by the Audit Committee of the Board of Directors. The Company generally does not routinely procure non-audit services from Rothstein Kass & Company P.C., however, such services would currently require the approval of the Audit Committee.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor's full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MAGNA-LAB INC.
Dated: June 14, 2005
                                By: /s/ Lawrence A. Minkoff
                                    -----------------------
                                Lawrence A. Minkoff
                                Chairman, President and Chief Scientific Officer (principal executive officer)

                                By: /s/ Kenneth C. Riscica
                                    -----------------------
                                Treasurer and Secretary (principal financial
                                and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                            Title                            Date
         ---------                            -----                            ----
/s/ Lawrence A. Minkoff
-----------------------
    Lawrence A. Minkoff, Ph.D.  Chairman, President and Chief Scientific   June 14, 2005
                                Officer and Director
                                (principal executive officer)

/s/ Jerome M. Feldman
-----------------------
    Jerome M. Feldman           Director                                   June 14, 2005


-----------------------
    Jonathan Adereth            Director                                   June __, 2005

/s/ Joel Kanter
-----------------------
    Joel Kanter                 Director                                   June 11, 2005

/s/ Seymour Kessler
-----------------------
    Seymour Kessler             Director                                   June 14, 2005