Form 10QSB
period 2005-03-31
MAGNA LAB INC
filed 2005-07-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 31, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - July 12, 2005

            Class A Common Stock, $.001 Par Value        74,128,566
            -------------------------------------        ----------

            Class B Common Stock, $.001 Par Value          330,372
            -------------------------------------        ----------
                            Class                          Shares

      Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET                             2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                  3

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                  4

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT        5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            6-7

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   8-10

      ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES              11

PART II - OTHER INFORMATION                                                  11

      ITEM 6 - EXHIBITS                                                      11

SIGNATURES                                                                   12

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2005 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $     28,000
  Prepaid expense and other assets                                        4,000
                                                                   ------------

     Total current assets                                          $     32,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $160,000 payable to
       management and board members (including former management)  $    310,000
  Accrued expenses and other current liabilities                         35,000
                                                                   ------------

        Total current liabilities                                       345,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,128,566 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     330,372 shares outstanding                                           1,000
  Capital in excess of par value                                     26,917,000
  Accumulated deficit                                               (27,305,000)
                                                                   ------------
        Total stockholders' deficit                                    (313,000)
                                                                   ------------
                                                                   $     32,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2005 and 2004
                                   (unaudited)

                                                          2005          2004
                                                        ---------     ---------

REVENUES                                                $       0     $       0
                                                        ---------     ---------

OPERATING EXPENSES:
  Selling, general and administrative                      30,000        44,000
  Research and development                                      0        14,000
                                                        ---------     ---------

LOSS FROM OPERATIONS                                      (30,000)      (58,000)
                                                        ---------     ---------

OTHER INCOME (EXPENSE)                                          0             0
                                                        ---------     ---------

NET LOSS                                                $ (30,000)    $ (58,000)
                                                        =========     =========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING, basic and diluted                 74,460,000    74,460,000
                                                        =========     =========

NET LOSS PER SHARE, basic and diluted                   $   (0.00)    $   (0.00)
                                                        =========     =========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Three months ended May 31, 2005 and 2004
                                   (unaudited)

                                                                                   2005          2004
                                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $ (30,000)    $ (58,000)
                                                                                 ---------     ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                       --         1,000
    Effect on cash of changes in operating assets and liabilities:
      Prepaid expenses and other assets                                              6,000         8,000
      Accounts payable, accrued liabilities and all other                            7,000       (70,000)
                                                                                 ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                              (17,000)     (119,000)
                                                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   None

NET DECREASE IN CASH                                                               (17,000)     (119,000)
CASH:
  Beginning of period                                                               45,000       266,000
                                                                                 ---------     ---------
  End of period                                                                  $  28,000     $ 147,000
                                                                                 =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2005 (unaudited)

                                                     Common Stock
                               ------------------------------------------------------------    Capital in
                                        Class A                          Class B                 Excess
                               ------------------------------------------------------------      of Par        Accumulated
                                  Shares          Amount            Shares        Amount          Value           Deficit
                               --------------------------------------------------------------------------------------------
BALANCES, February 29, 2005      74,128,566    $     74,000         330,372    $      1,000    $ 26,917,000    $(27,275,000)

NET LOSS                                 --              --              --              --              --         (30,000)
                               --------------------------------------------------------------------------------------------

BALANCES, May 31, 2005           74,128,566    $     74,000         330,372    $      1,000    $ 26,917,000    $(27,305,000)
                               ============================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2005.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is has ceased substantially all of its prior business activity and views its most viable option to be merging with an unrelated operating company that would benefit from its status as a reporting company in a so-called "reverse merger" transaction. The Company's activities have included preserving cash and the Company's technology, making settlements with creditors, attempting to raise capital and continuing our public reporting.

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at May 31, 2005, the Company had approximately $28,000 in cash and approximately $313,000 in negative working capital and stockholders' deficit. For the quarter ended May 31, 2005, the Company had a net loss of approximately $30,000 and utilized approximately $17,000 in cash. Further, losses are continuing subsequent to May 31, 2005. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2005. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUALS:

At May 31, 2005, accounts payable includes approximately $160,000 payable to management and the Board of Directors (including former Directors). Approximately $113,000 of such amount is payable for compensation voluntarily deferred. The balance of $47,000 is payable to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

See also Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended May 31, 2005 or 2004. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 5 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net loss and net loss per share for the three months ended May 31, 2005 and 2004.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 as further described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the year ended February 28, 2005.

Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant based upon a Black Scholes option valuation model.

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. In April 2005, the Board of Directors reserved 3,000,000 shares of class A common stock for issuance to directors, management and former directors as a proposed negotiated settlement of deferred compensation owed to such individuals. At that time, an additional 1,500,000 shares were reserved for issuance to an officer for his continued efforts. While the Company has no commitment to issue shares, whether on a contingent basis or otherwise, the Company anticipates entering into definitive arrangements for the issuance of such shares in the future.

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

Some of these many risks include:

o we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

o if we merge with an unrelated business, we may divest our cardiac MRI technology as part of such a transaction or it may remain with the Company and not get any priority in allocation of any funding that may be available,

o if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,

o because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,

o we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements,

o we have incurred significant net losses in the past and unless we receive additional financing very soon, we may be forced to cease all operations and liquidate our company and

o our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2005. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

      Overview, Background and History

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

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would involve very substantial dilution to the existing shareholders because it would require a very significant reverse split of our stock or very significant increase in our authorized capitalization. It would, however, provide the opportunity to return some value to shareholders. While we have reduced our expenditures very significantly, without an infusion of new cash very quickly, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company, although discussions are ongoing. Also see Part 1. Item 1. "Business" "Overview" of our Annual Report on Form 10-KSB for the year ended February 28, 2005.

      Plan of Operations and Liquidity

      At May 31, 2005, we had approximately $28,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($313,000). We continue to lose money. Net loss for the quarter ended May 31, 2005 was $30,000 and cash used during the quarter totaled $17,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our core assets to the extent possible and to raise capital. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $47,000 on our behalf at May 31, 2005 to fund the continued protection of certain of such intellectual property rights. It is unclear whether such payments will continue to be made by him to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. While we have had discussions with various potential sources of capital, we do not currently have any definitive agreements to provide such capital. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

      Among the financing alternatives we are pursuing is arranging for the repurchase of shares from our principal shareholder (who is currently in receivership and can no longer provide funding) accompanied by an investment in our Company to fund our short-term working capital needs. Such efforts are ongoing. While we have not entered into any definitive agreements, such a transaction would likely result in a change in control of the Company.

      While we are no longer seeking additional capital to support our former cardiac diagnostic business, if such capital were available to us, we would need to restart our operations, with attendant risks that relationships and processes that were integral to such activities may no longer be available. Further, substantial funds would be necessary to complete the development, commercialization and marketing of such products as summarized in our Annual Report on Form 10-KSB for the year ended February 28, 2005 in "Item 1. Description of Business - Factors and Risks that May Affect Future Results." Such activities are costly and, should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to such prior cardiac diagnostic business. We have no significant commitments or plans to purchase equipment or other capital assets.

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

      Accounting for Stock-Based Compensation - We have elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation as further described in Note 5 to our Condensed Consolidated Financial Statements contained elsewhere in this report. In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 as further described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the year ended February 28, 2005.

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

                                              MAGNA-LAB INC.
                                              --------------
                                               (Registrant)


Date: July 15, 2005       By: /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica
                              --------------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
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