Form 10QSB
period 2005-08-31
MAGNA LAB INC
filed 2005-10-24
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: August 31, 2005

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

       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 17, 2005

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

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           August 31, 2005 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $      8,000
  Prepaid expenses and other current assets                              34,000
                                                                   ------------

     Total current assets                                          $     42,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note payable                                                     $     26,000
  Accounts payable, including approximately $173,000 payable to
     management and board members (including former members)            343,000
  Accrued expenses and other current liabilities                         44,000
                                                                   ------------

        Total current liabilities                                       413,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 74,128,566 shares issued and outstanding         74,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     330,372 shares outstanding                                           1,000
  Capital in excess of par value                                     26,917,000
  Accumulated deficit                                               (27,363,000)
                                                                   ------------
        Total stockholders' deficit                                    (371,000)
                                                                   ------------
                                                                   $     42,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2005 and 2004
                                   (unaudited)

                                      Three months ended               Six months ended
                                         August 31,                       August 31,
                                    2005             2004            2005             2004
                                ---------------------------------------------------------------
REVENUES                        $         --     $         --     $         --     $         --
                                ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  General and administrative          58,000           37,000           88,000           96,000
                                ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income                         0                0                0            1,000
                                ------------     ------------     ------------     ------------

NET INCOME (LOSS)               $    (58,000)    $    (37,000)    $    (88,000)    $    (95,000)
                                ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                74,460,000       74,460,000       74,460,000       74,460,000
                                ============     ============     ============     ============

NET LOSS PER SHARE,
  BASIC AND DILUTED             $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended August 31, 2005 and 2004
                                   (unaudited)

                                                                        2005          2004
                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (88,000)    $ (95,000)
                                                                      ---------     ---------
  Adjustments to reconcile net loss to cash used in operations:
    Depreciation and amortization                                             0         2,000
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                (24,000)      (18,000)
       Accounts payable, accrued liabilities and all other               82,000       (64,000)
                                                                      ---------     ---------
           Total adjustments                                             58,000       (80,000)
                                                                      ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                   (30,000)     (175,000)
                                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of note payable                                              (7,000)       (6,000)
                                                                      ---------     ---------
NET CASH USED IN FINANCING ACTIVITIES                                    (7,000)       (6,000)
                                                                      ---------     ---------

NET DECREASE IN CASH                                                    (37,000)     (181,000)
CASH:
  Beginning of period                                                    45,000       266,000
                                                                      ---------     ---------
  End of period                                                       $   8,000     $  85,000
                                                                      =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Notes payable                                                     $  33,000     $  28,000
                                                                      =========     =========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the six months ended August 31, 2005 (unaudited)

                                                        Common Stock
                                 ----------------------------------------------------------    Capital in
                                          Class A                         Class B                Excess
                                 ----------------------------------------------------------      of Par        Accumulated
                                   Shares         Amount            Shares        Amount          Value           Deficit
                                 ------------------------------------------------------------------------------------------
BALANCES, February 28, 2005      74,128,566    $     74,000         330,372    $      1,000    $ 26,917,000    $(27,275,000)

NET LOSS                                 --              --              --              --              --         (88,000)
                                 ------------------------------------------------------------------------------------------

BALANCES, August 31, 2005        74,128,566    $     74,000         330,372    $      1,000    $ 26,917,000    $(27,363,000)
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

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. Specifically, costs associated with intellectual property are now included with General and Administrative expenses. Such costs were formerly included in Research and Development expenses. See also
Note 4.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") has ceased substantially all of its prior business activity and views its most viable option to be merging with an unrelated operating company that would benefit from its status as a reporting company in a so-called "reverse merger" transaction. The Company's activities have included preserving cash and the Company's technology, making settlements with creditors, attempting to raise capital and continuing our public reporting.

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at August 31, 2005, the Company had approximately $8,000 in cash and approximately $371,000 in negative working capital and stockholders' deficit. For the six months ended August 31, 2005, the Company had a net loss of approximately $88,000 and utilized approximately $37,000 in cash. Further, losses are continuing subsequent to August 31, 2005. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2005. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE, ACCOUNTS PAYABLE AND ACCRUALS:

Note payable of $26,000 is payable over seven months to a credit company, includes deferred interest of less than $1,000 and is unsecured.

At August 31, 2005, accounts payable includes approximately $173,000 payable to management and the Board of Directors (including former Directors). Approximately $113,000 of such amount is payable for compensation voluntarily deferred during the period of September 2002 to January 2003. An additional $47,000 is payable to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights. Approximately $13,000 is owed for compensation earned but unpaid over several months in 2005.

See also Note 5 below and Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended May 31, 2005 or 2004. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time. One new matter arose during the period, a claim for $10,000 for failure to file certain tax returns from 1996 - 2002 in a jurisdiction in which the company had no operations. The Company has responded to such claim and expects, but cannot assure, that the claim will be dismissed.

In October 2005, two officers and another party loaned the Company approximately $6,500 on a demand, non-interest bearing basis.

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

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. In April 2005, the Board of Directors reserved 3,000,000 shares of class A common stock for issuance to directors, management and former directors as a proposed negotiated settlement of deferred compensation owed to such individuals. At that time, an additional 1,500,000 shares were reserved for issuance to an officer as additional compensation for his continued efforts. The Company anticipates entering into definitive arrangements for the issuance of such shares in the future.

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

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would involve very substantial dilution to the existing shareholders because it would require a very significant reverse split of our stock or very significant increase in our authorized capitalization. It would, however, provide the opportunity to return some value to shareholders. While we have reduced our expenditures very significantly, without an infusion of new cash very quickly, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company, although discussions are ongoing. Also see Part 1. Item 1. "Description of Business" "Overview" of our Annual Report on Form 10-KSB for the year ended February 28, 2005.

      Plan of Operations and Liquidity

      At August 31, 2005, we had approximately $8,000 in cash and our working capital deficit and stockholders' deficit were both approximately $371,000. We continue to lose money. Net loss for the quarter and six months ended August 31, 2005 was $58,000 and $88,000 and cash used during the six months totaled $37,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our core assets to the extent possible and to raise capital. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $47,000 on our behalf at August 31, 2005 to fund the continued protection of certain of such intellectual property rights. It is unclear whether such payments will continue to be made by him to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. While we have had discussions with various potential sources of capital, we do not currently have any definitive agreements to provide such capital. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

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

      In October 2005, two officers and another party loaned the Company approximately $6,500 on a demand, non-interest bearing basis.

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

      ---------------------------

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

                                                 MAGNA-LAB INC.
                                                 --------------
                                                 (Registrant)


Date: October 24, 2005    By: /s/Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica                     .
                              --------------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
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