Form 10QSB
period 2005-11-30
MAGNA LAB INC
filed 2006-01-17
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 10, 2006

      Class A Common Stock, $.001 Par Value             108,602,489
      -------------------------------------             -----------

      Class B Common Stock, $.001 Par Value                 330,372
      -------------------------------------             -----------
                      Class                                Shares

      Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET                               2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    3

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    4

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT          5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             6-8

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION                                                9-11

      ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES               12

PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS                                                       12

SIGNATURES                                                                    13

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2005 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $     77,000
  Prepaid expenses and other current assets                              20,000
                                                                   ------------

     Total current assets                                          $     97,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Note payable                                                     $     16,000
  Accounts payable                                                      211,000
  Accrued expenses and other current liabilities                         35,000
                                                                   ------------

        Total current liabilities                                       262,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
     shares authorized, no shares issued                                     --
  Common stock, Class A, par value $.001 per share, 120,000,000
     shares authorized, 108,602,489 shares issued and outstanding       108,000
  Common stock, Class B, par value $.001 per share,
     3,750,000 shares authorized, 1,875,000 shares issued,
     330,372 shares outstanding                                           1,000
  Capital in excess of par value                                     27,061,000
  Accumulated deficit                                               (27,335,000)
                                                                   ------------
        Total stockholders' deficit                                    (165,000)
                                                                   ------------
                                                                   $     97,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended November 30, 2005 and 2004
                                   (unaudited)

                                                            Three months ended                 Nine months ended
                                                               November 30,                       November 30,

                                                          2005             2004             2005             2004
                                                      ---------------------------------------------------------------
REVENUES                                              $         --     $         --     $         --     $         --
                                                      ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
  General and administrative                                66,000           44,000          155,000          140,000
  Stock compensation charge                                  6,000                0            6,000                0
  Gain from settlement with management & directors        (101,000)               0         (101,000)               0
                                                      ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
   Interest income                                               0                0                0            1,000
                                                      ------------     ------------     ------------     ------------

NET INCOME (LOSS)                                     $     29,000     $    (44,000)    $    (60,000)    $   (139,000)
                                                      ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                      85,800,000       74,460,000       78,300,000       74,460,000
                                                      ============     ============     ============     ============

NET INCOME (LOSS) PER SHARE,
  BASIC AND DILUTED                                   $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                                      ============     ============     ============     ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended November 30, 2005 and 2004
                                   (unaudited)

                                                                           2005          2004
                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (60,000)    $(139,000)
                                                                        ---------     ---------
  Adjustments to reconcile net loss to cash used in operations:
    Depreciation and amortization                                               0         6,000
    Gain from settlements with management and directors                  (101,000)            0
    Stock compensation charge                                               6,000             0
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                  (10,000)       (8,000)
       Accounts payable, accrued liabilities and all other                 54,000       (49,000)
                                                                        ---------     ---------
           Total adjustments                                              (51,000)      (51,000)
                                                                        ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (111,000)     (190,000)
                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received for demand notes payable                                   6,000             0
   Payments of note payable and demand notes payable                      (23,000)      (13,000)
   Sale of common stock                                                   190,000             0
   Payments of stock issuance expenses                                    (30,000)            0
                                                                        ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       143,000       (13,000)
                                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                                            32,000      (203,000)
CASH:
  Beginning of period                                                      45,000       266,000
                                                                        ---------     ---------
  End of period                                                         $  77,000     $  63,000
                                                                        =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
    Notes payable                                                       $  33,000     $  28,000
                                                                        =========     =========
    Stock issued to settle liabilities with management and directors    $  12,000     $       0
                                                                        =========     =========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             For the nine months ended November 30, 2005 (unaudited)

                                                         Common Stock
                                 -----------------------------------------------------------    Capital in
                                            Class A                         Class B               Excess
                                 -----------------------------------------------------------      of Par         Accumulated
                                    Shares          Amount            Shares        Amount         Value           Deficit
                                 --------------------------------------------------------------------------------------------
BALANCES, February 28, 2005       74,128,566    $     74,000         330,372    $      1,000    $ 26,917,000     $(27,275,000)

ISSUE SHARES FOR CASH             30,000,000          30,000               0               0         160,000                0

PAY INVESTOR EXPENSES                      0               0               0               0         (30,000)

ISSUE SHARES FOR LIABILITIES
    AND COMPENSATION               4,473,923           4,000               0               0          14,000                0

NET LOSS                                  --              --              --              --              --          (60,000)

BALANCES, November 30, 2005      108,602,489    $    108,000         330,372    $      1,000    $ 27,061,000     $(27,335,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at November 30, 2005, the Company had approximately $77,000 in cash and approximately $165,000 in negative working capital and stockholders' deficit. For the nine months ended November 30, 2005, the Company had a net loss of approximately $60,000 (after a non-recurring gain on settlement of liabilities of $101,000) and utilized approximately $111,000 in cash in operating activities. Further, losses are continuing subsequent to November 30, 2005. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2005. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - LOSS PER SHARE OF COMMON STOCK:

Net income (loss) per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted income (loss) per share were the same for all periods presented.

NOTE 4 - NOTES PAYABLE, ACCOUNTS PAYABLE AND ACCRUALS:

Note payable of $16,000 is payable over five months to a credit company, includes deferred interest of less than $1,000 and is unsecured.

During the quarter ended November 30, 2005, the Company entered into a Settlement and Release Agreement with management and former management settling accounts payable of approximately $113,000 for the payment of 2,973,923 shares of class A common stock of the Company. The difference between the estimated fair value of the shares given and the recorded liability is recorded as Gain on settlement with management and directors in the accompanying consolidated financial statements. See also Note 5.

Approximately $69,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $47,000 of which that has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

See also Note 5 below and Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2005 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended November 30, 2005 or 2004. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

In October 2005, two officers and another party loaned the Company an aggregate of approximately $6,000 on a demand, non-interest bearing basis. Such loan was repaid in November 2005.

NOTE 5 - COMMON STOCK AND CHANGE IN CONTROL:

On October 31, 2005, the Company entered into and consummated a stock purchase agreement with Magna Acquisition LLC (the "Purchaser"). Under the agreement, the Company issued and sold to the Purchaser 30,000,000 shares of Class A Common Stock ("Common Stock") in consideration for gross cash proceeds of $190,000, before expenses (the "New Investment"). Two directors of the Company and the Company's Chief Financial Officer serve as sole managers of the Purchaser, with the ability to vote and dispose of such shares owned by the Purchaser by majority vote. None of the managers, nor any other affiliates of the Company prior to the transaction, had any economic interest in the Purchaser and, except as noted above, to our knowledge none of such persons has any other material relationship with the Purchaser.

Contemporaneous with the New Investment, the Purchaser purchased from the Company's former principal stockholder, Noga Investments in Technology Ltd. ("Noga"), a company in receivership, 30,772,729 shares of the Company's Common Stock, constituting all of the shares of Common Stock owned by Noga (the "Noga Purchase"). The total purchase price for such shares was $60,000, all of which was funded with the Purchaser's own funds.

In connection with and as a condition to consummation of the Noga Purchase and the New Investment, the Company delivered a release in favor of Noga covering certain claims the Company may have had against Noga. The Company has assigned no value to the release as it released claims which had been abandoned in 2002 as unrealizable under any circumstances. Additionally the Company agreed to pay, and paid, $43,000 of the Purchaser's legal costs in connection with the New Investment and the Noga Purchase. A portion of such legal costs associated with the Noga Purchase were charged to the Condensed Consolidated Statement of Operations.

As a condition to the New Investment, the Company entered into a Settlement and Release Agreement with members of management and former management under which such persons released claims for deferred compensation totaling $113,000 and canceled options to purchase an aggregate of 2,325,000 shares of Common Stock, in consideration for the issuance to such individuals of an aggregate of 2,973,923 shares of Common Stock. See also Note 4. In addition, the Company granted to an officer 1,500,000 shares of Common Stock previously reserved for issuance to him as additional compensation. Compensation expense was recorded for the estimated fair value of the shares granted.

As a result of the New Investment and Noga Purchase, the Purchaser acquired an aggregate of 60,772,729 shares of Common Stock, representing approximately 56 % of the Company's issued and outstanding shares of Common Stock, and approximately 55 % of the voting power represented by the Company's issued and outstanding Common Stock, after consummation of the transactions described above.

NOTE 6 - STOCK BASED COMPENSATION:

The Company accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net income (loss) and net income (loss) per share for the three and nine months ended November 30, 2005 and 2004.

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

Stock awards to consultants and other non-employees are accounted based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black Scholes option valuation model.

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. See also Notes 4 and 5.

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

Some of these many risks include:

o we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

o if we merge with an unrelated business, we may divest our cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,

o if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,

o because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,

o we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements,

o we have incurred significant net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our company and

o our significant shareholders and executive officers and directors currently are able, by virtue of their position as managers of Purchaser (See Note 5), to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

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

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would involve very substantial dilution to the existing shareholders because it would require a very significant reverse split of our stock or very significant increase in our authorized capitalization. It would, however, provide the opportunity to return some value to shareholders. While we have reduced our expenditures very significantly, our limited financial resources indicate that we may be unable to continue our efforts and then would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company. Also see Part 1. Item 1. "Description of Business" "Overview" of our Annual Report on Form 10-KSB for the year ended February 28, 2005.

      Plan of Operations and Liquidity

      At November 30, 2005, we had approximately $77,000 in cash and our working capital deficit and stockholders' deficit were both approximately $165,000. We continue to lose money. Net loss for the nine months ended November 30, 2005 was $60,000 (after a non-recurring gain on settlement of liabilities of $101,000) and cash used during the nine months totaled $111,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our core assets to the extent possible and to raise capital, if needed. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $47,000 on our behalf at November 30, 2005 to fund the continued protection of certain of such intellectual property rights. Another approximately $22,000 is owed to intellectual property counsel and it is unclear whether such payments will continue to be made by the Chairman and President to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

      During the quarter ended November 30, 2005 we were successful in arranging for the repurchase of shares from our principal shareholder (in receivership) accompanied by an investment of $190,000 in our Company to fund our short-term working capital needs and to pay $43,000 of expenses of the investor. Such transaction resulted in a change in control of the Company. See Note 5 to Consolidated Condensed Financial Statements.

      In October 2005, two officers and another party loaned the Company an aggregate approximately $6,000 on a demand, non-interest bearing basis, and such loan was repaid in November 2005.

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

                                                 MAGNA-LAB INC.
                                                 --------------
                                                  (Registrant)


Date: January 14, 2006    By: /s/Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/Kenneth C. Riscica                     .
                              --------------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
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