Form 10KSB
period 2006-02-28
MAGNA LAB INC
filed 2006-05-30
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission file number 0-21320
    February 28, 2006

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
      None                                               None
-------------------                    -----------------------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most recent fiscal year ended February 28, 2006:
$  0.
----

The aggregate market value on May 15, 2006 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 220,000
              ---------

As of May 15, 2006, 108,602,489 shares of Class A Common Stock, $.001 par value, and 330,372 shares of Class B Common Stock, $.001 par value, were outstanding.

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

ITEM 1. Description of Business

      Overview

      We are currently a "shell company" with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We no longer have any full-time employees and our Chief Executive and Chief Financial Officers serve on a part-time consulting basis.

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. We do not have any commitments to merge with any company nor have we identified a suitable merger candidate.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company and, under the agreement, we sold 30,000,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 30,772,729 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. See Item 11. Certain Relationships and Related Transactions.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Historical Activities

      We have developed two products, Illuminator Probe(TM) and Illuminator Surface Coil(TM), that are intended to provide a non-invasive means for imaging the heart in conjunction with existing MRI systems. These products were approved for marketing by the United States Food and Drug Administration ("FDA") in 2001 based on animal studies. Since that time we devoted significant resources to performing additional development and clinical work necessary to support acceptance of such products in the marketplace. Prior to completion of such activities, we encountered cash constraints and were not able to raise the necessary capital to fund these activities. Our development and marketing activities were funded by approximately $10 million of private equity received during the three fiscal years ended February 28, 2002, approximately 75% of which came from Noga Investments in Technology, Ltd ("Noga") who then became our principal shareholder. In late 2002 and early 2003, we learned that Noga had been placed in receivership and had no ability to provide anticipated further funding. Later in 2003, we learned that Noga was being liquidated.

      As a result of our cash constraints, beginning in the Fall of 2002, we began to scale back our operations and reduce our infrastructure costs. Once we completed an in-process clinical imaging milestone in the Fall of 2002, we terminated all non-executive personnel, vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and ceased substantially all development and commercialization activities. During this time, our executive officers and Board first deferred significant portions of their compensation (aggregating approximately $113,000 which was settled with stock in 2005) and in January 2003 agreed to substantially reduce or eliminate their compensation going forward. The Company's then Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer until his resignation from that position effective May 2004. Dr. Minkoff, our Chairman and President, assumed the responsibilities of principal executive officer of the Company at that time. On May 1, 2004 Mr. Daniel M. Mulvena resigned from our Board of Directors.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to our cardiac medical device line of business.

      Through assignment and license, we have acquired all of the commercial rights to U.S. and certain corresponding foreign patents relating to our MRI technologies. See Note 3 to Consolidated Financial Statements regarding Dr. Minkoff's recent payments to preserve such proprietary rights which the Company can no longer pay (see also Item 12. Certain Relationships and Related Transactions). We cannot assure that we will be able to preserve any of these patent rights for any period of time or that they will generate any value for the Company.

      We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market. We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria. In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997. Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 and our telephone number is (516) 393 5874. Our website is www.magna-lab.com, the contents of which are expressly not incorporated herein.

      A more complete description of the historical activities of the Company is contained in Item 1. Business contained in our Form 10-KSB for the fiscal year ended February 29, 2004.

      Factors and Risks That May Affect Future Results

      You should carefully consider the risks described below, among others, before deciding whether to invest in shares of our common stock. Any investment in our common stock involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also impair our operations and business.

We may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and, in the case of a business combination, would likely cause a change in control of our ownership.

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

Management intends to devote only a limited amount of time to seeking a business combination which may adversely impact our ability to identify and consummate a successful business combination..

      Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who is paid on a part-time consulting basis, none of our board or management members receives cash compensation for their services. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

We have incurred significant net losses in the past, we do not have sufficient financing to continue our operations for the coming twelve months and we may be forced to cease all operations and liquidate our company.

      We have incurred significant net losses since our inception. Our net loss was $90,000 and $101,000 for the fiscal years ended February 28, 2006 and 2005, respectively. Our accumulated deficit since our inception in 1992 was $27,365,000 at February 28, 2006. At February 28, 2006 we had approximately $49,000 of cash and a working capital deficit and shareholders' deficit of approximately ($194,000). Our available cash and working capital at February 28, 2006 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

Stock, Stockholder and Charter Related Risks

Our significant shareholders and executive officers and directors may be able to influence matters requiring stockholder approval.

      Our principal shareholder, Magna Acquisition LLC, beneficially owns approximately 55% in the aggregate of our outstanding voting power and our executive officers and directors beneficially own approximately 7.4% of our outstanding voting power (also see Item 10. Executive Compensation Employment/Consulting Agreements). Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote. Because of its high level of stock ownership, and the Board and management representation in its voting ability, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

There is a potential conflict of interest between management's duty to protect all shareholders and their duty as managers of Magna Acquisition LLC to protect the LLC's interest.

      Two of our directors and our Chief Financial Officer are managers of Magna Acquisition LLC ("MALLC"). There could be situations where the interests of MALLC are different than the interests of all shareholders and management would be faced with a potential conflict of interest in such situations.

Sales of control shares may depress the price of our common stock.

      Sales of substantial amounts of our common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of our common stock and our ability to raise capital by selling equity securities.

      We currently have 108,602,489 shares of common stock issued and outstanding, of which 60,772,729 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable. The shares held by MALLC are deemed "restricted" or "control" securities, as such terms are defined in the Securities Act of 1933, as amended. As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, these securities may be sold in the public market after a one year holding period, provided the seller complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

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

Risks associated with the historical cardiac diagnostic business

We have essentially ceased all activities with respect to our cardiac diagnostic business. For a detailed description of the risks relating to our former cardiac diagnostic business, see our annual report on Form 10-KSB filing for the year ended February 29, 2004.

Item 2. Description of Property

      We maintain an office of approximately 220 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,600 plus services and expiring in July 2006.

Item 3. Legal Proceedings

      We have been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997 and again beginning in 2003. The Company believes there may be an unpaid judgment against it for a claim relating to the 1997 period which the Company believes was approximately $14,000 when asserted and does not include any interest or other costs. In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims. To the best of our knowledge, all other material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us. See Note 7 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended February 28, 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information for 2006 and 2005 is publicly available information as the stock price did not exceed $0.01 during any time during that period. All prices below $0.01 are rounded up to $0.01.

                                                       Fiscal Year Ended February 28,
                                                        2006                   2005
                                                        ----                   ----
                                                   High       Low         High        Low
Class A Common Stock:
First Quarter ended May 31,                       $0.01      $0.01       $0.01       $0.01
Second Quarter ended August 31,                   $0.01      $0.01       $0.01       $0.01
Third Quarter ended November 30,                  $0.01      $0.01       $0.01       $0.01
Fourth Quarter ended February 28,                 $0.01      $0.01       $0.01       $0.01

There is no established public trading market for the Company's Class B Common Stock.

      On May 11, 2006 the closing bid price for the Class A Common Stock was approximately $0.01.

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 11, 2006 is approximately as follows:

Title of Class                                          Number of Record Holders
--------------                                          ------------------------

Class A Common Stock                                                         435
Class B Common Stock                                                          30

      We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.

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

      Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we are no longer actively pursuing that activity and we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide the opportunity to return some value to shareholders.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, we consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company and, under the agreement, we sold 30,000,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder, Noga, 30,772,729 shares of Class A Common Stock, representing all the shares of our company owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. See Item 11. Certain Relationships and Related Transactions.

      While we have reduced our expenditures we do not have the cash resources to continue our activities for the next 12 months and we need additional capital. If we are unable to obtain additional capital, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company.

      During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our prior cardiac development and marketing efforts, approximately 75% of which was provided by Noga. We had planned to raise additional capital in the year ended February 28, 2003, including participation from Noga, and with assistance from an investment bank. From late 2002 through early 2003 we learned that a receiver was appointed to protect Noga from creditors and that Noga had no further ability to provide funding. We were not successful in raising capital and so we took steps to preserve cash and technology assets and took other actions as discussed further at Part 1. Item 1. "Business" "Overview" of this report.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to curtail that business and refocus our efforts to the cardiac diagnostic business.

      Plan of Operations

      At February 28, 2006, we had approximately $49,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($194,000). We continue to lose money. Cash used by operations during the twelve months ended February 28, 2006 totaled approximately $129,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy by seeking, evaluating and negotiating with merger candidates and to continue to take actions to preserve our cash and continue our public reporting. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

      Should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital). Further, since we do not have the cash to continue to preserve the intellectual property of that business, we may be forced to abandon it altogether.

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

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       10

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEET                                                 11

   CONSOLIDATED STATEMENTS OF OPERATIONS                                      12

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                      13

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                           14

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            15 - 20

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Magna-Lab, Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab, Inc. and Subsidiary (collectively the "Company") as of February 28, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended February 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2006, and the results of their operations and their cash flows for each of the two years in the period ended February 28, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative cash flows. These conditions raise substantial doubt about the entities ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Roseland, New Jersey
May 22, 2006

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2006

                                                   ASSETS
CURRENT ASSETS:
  Cash                                                                                          $     49,000
  Prepaid expense                                                                                      9,000
                                                                                                ------------
     Total current assets                                                                       $     58,000
                                                                                                ============

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable, including approximately $57,000 payable to an officer
   for payments made on our behalf                                                              $    220,000
  Accrued expenses and other current liabilities                                                      32,000
                                                                                                ------------
     Total current liabilities                                                                       252,000
                                                                                                ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued                      --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
   108,602,489 shares issued and outstanding                                                         109,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
   1,875,000 shares issued and 330,372 shares outstanding                                              1,000
  Capital in excess of par value                                                                  27,061,000
  Accumulated deficit                                                                            (27,365,000)
                                                                                                ------------
     Total stockholders' deficit                                                                    (194,000)
                                                                                                ------------
                                                                                                $     58,000
                                                                                                ============

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended February 28, 2006 and 2005

                                                                                 2006               2005
                                                                             ------------       ------------
REVENUES                                                                     $         --       $         --
                                                                             ------------       ------------

OPERATING EXPENSES:
  Selling, general and administrative                                             191,000            173,000
  Stock compensation charge                                                         6,000                 --
  Gain from settlements with creditors (including, in 2006, management)          (107,000)           (71,000)
                                                                             ------------       ------------
                                                                                   90,000            102,000
                                                                             ------------       ------------

LOSS FROM OPERATIONS                                                              (90,000)          (102,000)
                                                                             ------------       ------------

OTHER INCOME -  Interest income                                                        --              1,000
                                                                             ------------       ------------

NET LOSS                                                                     $    (90,000)      $   (101,000)
                                                                             ============       ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                                           85,900,000         74,460,000
                                                                             ============       ============

NET LOSS PER SHARE, basic and diluted                                        $      (0.00)      $      (0.00)
                                                                             ============       ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended February 28, 2006 and 2005

                                                                                 2006               2005
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $    (90,000)      $   (101,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Stock compensation charge                                                      6,000                 --
     Depreciation and amortization                                                     --              6,000
     Gain from settlements with creditors (including in 2006, management)        (107,000)           (71,000)
     Changes in operating assets and liabilities:
       Prepaids and other assets                                                    1,000                 --
       Accounts payable, accrued expenses and all other                            61,000            (27,000)
                                                                             ------------       ------------

NET CASH USED IN OPERATING ACTIVITIES                                            (129,000)          (193,000)
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:  None

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for demand notes payable                                            6,000                 --
  Payments of notes payable and demand notes payable                              (33,000)           (28,000)
  Sale of common stock                                                            190,000                 --
  Payment of stock issuance costs                                                 (30,000)                --
                                                                             ------------       ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  133,000            (28,000)

NET INCREASE (DECREASE) IN CASH                                                     4,000           (221,000)
                                                                             ------------       ------------

CASH:
  Beginning of year                                                                45,000            266,000
                                                                             ------------       ------------

  End of year                                                                $     49,000       $     45,000
                                                                             ============       ============

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING ACTITVITIES
  Notes payable                                                              $     33,000       $     28,000
                                                                             ============       ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years Ended February 28, 2006 and 2005

                                                               Common Stock
                                     -------------------------------------------------------------    Capital in
                                               Class A                            Class B               Excess
                                     ----------------------------         ------------------------      of Par          Accumulated
                                         Shares          Amount           Shares         Amount          Value            Deficit
                                     ----------------------------------------------------------------------------------------------
BALANCES, February 29, 2004            74,079,453    $     74,000         379,485     $      1,000    $ 26,917,000     $(27,174,000)

CONVERT B SHARES TO A                      49,113              --         (49,113)              --              --               --

NET LOSS                                       --              --              --               --              --         (101,000)

BALANCES, February 28, 2005            74,128,566    $     74,000         330,372     $      1,000    $ 26,917,000     $(27,275,000)
                                     ----------------------------------------------------------------------------------------------

ISSUE SHARES FOR CASH                  30,000,000          30,000              --               --         160,000               --

EXPENSES OF SHARES ISSUED                      --              --              --               --         (30,000)              --

ISSUE SHARES FOR LIABILITIES
  AND FOR COMPENSATION                  4,473,923           5,000              --               --          14,000               --

NET LOSS                                       --              --              --               --              --          (90,000)
                                     ----------------------------------------------------------------------------------------------

BALANCES, February 28, 2006           108,602,489    $    109,000         330,372     $      1,000    $ 27,061,000     $(27,365,000)
                                     ==============================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is focused on engaging in a "reverse merger" transaction with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital and continuing its public reporting.

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. In September 2002, the Company's principal source of financing (a significant shareholder), sought protection from creditors and advised the Company that it was unable to keep unfilled investment and other commitments to the Company. The Company's efforts to raise additional capital or enter into a strategic arrangement in order to complete commercialization of its cardiac diagnostic Illuminator products and development of its Artery View product or to seek other means to realize value through sale, license or otherwise have been unsuccessful.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2006, the Company had approximately $49,000 in cash and approximately $194,000 in negative working capital and stockholders' deficit. For the year ended February 28, 2006, the Company had a net loss of approximately $90,000 and utilized approximately $129,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2006. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2006. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2006 and 2005.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2006.

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

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would be no change to the Company's net loss and net loss per share for the years ended February 28, 2006 and 2005.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement as required in the fiscal year beginning March 1, 2006.

The fair value of each option grant under SFAS No. 123 is estimated on the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $84,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $57,000 of which that has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights. It is unclear whether this officer will continue to make such payments which the Company can no longer make. Accounts payable also includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately four years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date.

Included in accruals and other current liabilities is an unsecured note payable to a credit company of approximately $6,000, which note was paid in full in April 2006.

During the year ended February 28, 2006, the Company entered into a Settlement and Release Agreement with management and former management settling accounts payable of approximately $113,000 for the payment of 2,973,923 shares of class A common stock of the Company. The difference between the estimated fair value of the shares given and the recorded liability is recorded as Gain on settlement with creditors in the accompanying consolidated financial statements. See also Notes 4 and 7.

In January 2005, the Company agreed to pay approximately $5,000, which was paid in March 2005, under a Settlement and Release Agreement to reduce approximately $42,000 of accounts payable. The resulting gain of approximately $37,000 is reflected in Gain on settlements with creditors in the consolidated statements of operations for the year ended February 28, 2005. The remainder of the Gain on settlements with creditors includes approximately $6,000 and $31,000 in the years ended February 28, 2006 and 2005, respectively, of adjustment of certain pre-1997 accounts payable (Note 7) as a result of the passage of time. The remaining balance included in accounts payable for these matters is approximately $14,000.

The following table reflects activity in the restructuring accrual for the pre-1997 activities:

                                                              February 28
                                                                  2005
                                                                -------
                  Beginning balance                             $ 6,000
                  Cost of liabilities settled                         0
                  Adjustment of accrual                          (6,000)
                                                                -------
                  Ending balance                                $     0
                                                                =======

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

Issuance of shares and change in control - On October 31, 2005, the Company entered into and consummated a stock purchase agreement with Magna Acquisition LLC (the "Purchaser"). Under the agreement, the Company issued and sold to the Purchaser 30,000,000 shares of Class A Common Stock ("Common Stock") in consideration for gross cash proceeds of $190,000, before expenses (the "New Investment"). Two directors of the Company and the Company's Chief Financial Officer serve as sole managers of the Purchaser, with the ability to vote and dispose of such shares owned by the Purchaser by majority vote. None of the managers, nor any other affiliates of the Company prior to the transaction, had any economic interest in the Purchaser and, except as noted above, to our knowledge none of such persons has any other material relationship with the Purchaser.

Contemporaneous with the New Investment, the Purchaser purchased from the Company's former principal stockholder, Noga Investments in Technology Ltd. ("Noga"), a company in receivership, 30,772,729 shares of the Company's Common

Stock, constituting all of the shares of Common Stock owned by Noga (the "Noga Purchase"). The total purchase price for such shares was $60,000, all of which was funded with the Purchaser's own funds. While the Noga Purchase and the New Investment closed contemporaneously, the two transactions had been negotiated at different times and under different circumstances.

In connection with and as a condition to consummation of the Noga Purchase and the New Investment, the Company delivered a release in favor of Noga covering certain claims the Company may have had against Noga. The Company has assigned no value to the release since the claims had been abandoned by the Company in 2002 as unrealizable because the Company believes there are no Noga assets available for unsecured claims. Additionally the Company agreed to pay, and paid, $43,000 of the Purchaser's legal costs in connection with the New Investment and the Noga Purchase. A portion of such legal costs associated with the Noga Purchase was charged to the Condensed Consolidated Statement of Operations and a portion was allocated to the cost of the new shares purchased.

As a condition to the New Investment, the Company entered into a Settlement and Release Agreement with members of management and former management under which such persons released claims for deferred compensation totaling $113,000 and canceled options to purchase an aggregate of 2,325,000 shares of Common Stock, in consideration for the issuance to such individuals of an aggregate of 2,973,923 shares of Common Stock. See also Notes 4 and 7. In addition, the Company granted to an officer 1,500,000 shares of Common Stock previously reserved for issuance to him as additional compensation. Compensation expense was recorded for the estimated fair value of the shares granted.

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

Stock option activity for the years ended February 28, 2006 and 2005 is as follows:

                                                 2006                                            2005
                                  -----------------------------------            ----------------------------------
                                    Shares                                         Shares
                                     Under                                          Under
                                    Option                  Price                  Option                 Price
                                  -----------------------------------            ----------------------------------
Beginning                          5,125,000            $0.22 - $0.49            11,583,334           $0.22 - $0.49
Canceled/expired                  (3,875,000)           $0.22 - $0.49            (6,458,334)          $0.25 - $0.39
Granted                                   --                       --                    --
                                  -----------------------------------            ----------------------------------

End                                1,250,000            $        0.49             5,125,000           $ 0.22 - 0.49
                                  ===================================            ==================================

The remaining options are all exercisable at February 28, 2006 and expire in equal amounts on July 31, 2006 and January 31, 2007.

Warrants to purchase 280,000 shares, exercisable at $0.22 by an investor relations firm expired unexercised in March 2005.

NOTE 5 - INCOME TAXES:

At February 28, 2006, the Company had net operating loss carryforwards of approximately $27.5 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.9 million of federal and $2.5 million of state deferred tax assets at February 28, 2006. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate, zero, included in the Company's consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005. Such carryforwards and credits expire between 2007 and 2025.

NOTE 6 - OTHER MATTERS

Property and equipment - In the fiscal year ended February 28, 2005, the Company charged depreciation expense for the remaining cost of its Property and equipment (approximately $6,000) as such items are no longer being, or likely to be, used.

Rent expense - Rent expense for each of the fiscal years ended February 28, 2006 and 2005 was approximately $15,000 and $13,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements - Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, such deferrals totaled approximately $113,000 and further such deferrals were ceased. Additionally, at that date, all members of executive management and the Board of Directors agreed to a restructuring of their compensation arrangements with the Company. Under such agreement, any and all claims for vacation and termination pay were waived in favor of new compensation arrangements with the Company. Such new agreements call for significantly reduced, and in some instances eliminated, compensation generally on a per-diem basis. In connection therewith, the Company's then Chief Executive Officer agreed to voluntarily resign and was engaged on a per diem basis as Acting Chief Executive Officer until he resigned that position effective May 2004.

In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims.

Litigation - On March 31, 2004, the Company and a vendor entered into a Settlement Agreement and Mutual Release, settling all matters relating to a litigation and dispute between them in exchange for the lump sum payment by the Company of $100,000 and the delivery by the vendor of certain items.

The Company knows of no other pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes does not exceed $15,000 (before any costs or interest).

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997 reorganization counsel offered the Company's creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner as described more fully in prior years' Forms 10-KSB. Through the passage of time, few of the remaining balances have been settled and many have been written-off. Residual amounts at February 28, 2006, and recent activity, are discussed in
Note 4. The Company was also exposed to potential litigation from agreements entered into in connection with such pre 1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

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

      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control over financial reporting that occurred during the year ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Inherent Limitations on Effectiveness of Internal Controls

      The Company's management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 8B. Other Information

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act:

      The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

          Name                           Age                    Positions with the Company
          ----                           ---                    --------------------------
Lawrence A. Minkoff, Ph.D.               56           Chairman of the Board, President, Chief Scientific
                                                      Officer and Director
Kenneth C. Riscica                       52           Treasurer and Secretary
J. M. Feldman                            61           Vice President and Director
Jonathan Adereth                         59           Director
Joel Kanter (1)(2)                       49           Director
Seymour Kessler (1)(2)                   74           Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      Lawrence A. Minkoff, Ph.D., our founder, is presently our Chairman of the Board, President and Chief Scientific Officer and, since May 1, 2004, our Principal Executive Officer. He has served in various executive capacities with our company since inception in February 1991. Dr. Minkoff ceased being a full time employee of the Company on November 1, 2004 and currently devotes part time to our affairs. Beginning in May 2006, Dr. Minkoff became a full time employee of Fonar Corporation, a publicly traded company. From October 1989 until February 1991, Dr. Minkoff has served as President and a director of Minkoff Research Labs, Inc. ("MRL"), a privately held company engaged in the development of MRI technology, where he continues as President. MRL is one of our shareholders. From July 1978 to October 1989, Dr. Minkoff was an executive vice-president of Fonar Corporation, a publicly traded corporation engaged in developing and commercializing the use of Magnetic Resonance Imaging for scanning the human body. Dr. Minkoff served as a member of Fonar's Board of Directors from January 1985 to February 1989. Dr. Minkoff is one of the pioneers in the field of MRI technology.

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

      Jerome M. Feldman has been a Director of our company since January 2000. For more than the past five years Mr. Feldman has been a financial advisor employed by various firms in the brokerage and financial industry. Since 2002 he has been employed by Capital Solutions Group and prior thereto he was employed by Creative Solutions Group.

      Jonathan Adereth has served as a Director since July 2000. Mr. Adereth was Chief Executive Officer and President of Elscint Ltd., a New York Stock Exchange traded medical imaging company, from 1994 until 1998. Prior to that he was involved in progressively more responsible positions within Elscint since his joining that firm in 1972. In 1998 the assets of Elscint were sold to Marconi Medical Inc. and to GE Medical Systems. Mr. Adereth is currently a Partner of the InnoMed fund, Chairman of the Board of Medivision Ltd., Chairman of Barnev Inc. and a board member of UltraSpect Ltd. In addition, Mr. Adereth acts as a strategic consultant to a number of high-tech medical equipment companies in Israel.

      Joel S. Kanter has served as a Director of our company since March 1998. Mr. Kanter has served as President of Windy City, Inc., a privately held investment firm, since July 1986. Mr. Kanter has also served as President of Chicago Advisory Group, Inc., a privately held private equity financing and consulting company, since its inception in November 1999. From 1995 to November 1999, Mr. Kanter served as the Chief Executive Officer and President of Walnut Financial Services, Inc., a publicly traded financial services company. Walnut Financial's primary business focus during his tenure was the provision of different forms of financing to small business, including equity financing to start-up and early stage development companies, bridge financing to small and medium-sized companies, and later stage institutional financing to more mature enterprises. Mr. Kanter serves on the Board of Directors of several public companies including Echo Healthcare Acquisition Corp., Encore Medical Corporation, Logic Devices, Inc., Prospect Medical Group, Inc. and I-Flow Corporation, as well as a number of private concerns.

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

      All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing. Messrs. Adereth and Feldman were initially designated by Noga, pursuant to an agreement we entered into with Noga. See "Item 12. Certain Relationships and Related Transactions."

      We have an Audit Committee that was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors. We believe that each of the members of the Audit Committee meets the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc. Each of the members of the Audit Committee is financially literate and has accounting and finance experience and Mr. Joel S. Kanter is deemed an "audit committee financial expert" within the meaning of Securities and Exchange Commission regulations as defined in Item 401 of Regulation S-B.

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

      Based solely on review of copies of such reports furnished to us, we are not aware of any of our officers, directors or greater than ten percent shareholders who failed to timely file reports required by Section 16(a) during the last fiscal year, except that Mssrs. Adereth and Kessler filed a Form 4 after the required time period for shares issued to them in October 2005.

Item 10. Executive Compensation.

      The following tables set forth certain information relating to compensation paid or accrued by us for the past three fiscal years to our Chief Executive Officer and our executive officers whose accrued compensation exceeded $100,000 for the year ended February 28, 2006 (the "Named Executive Officers"). Only those columns which call for information applicable to the Named Executive Officer for the periods indicated have been included in such tables.

Summary Compensation Table

                                                    Annual Compensation
                                                    -------------------
                                        Year                                                           Long Term
                                       Ended                                                          Compensation
                                      Feb. 28                                         Other             Options/
Name & Principal Position              or 29       Salary ($)     Bonus ($)       Compensation ($)       SAR (#)
-------------------------              -----       ----------     ---------       ----------------       -------
Lawrence A. Minkoff. Ph. D.             2006           --             --                --                 --
(Chief Executive Officer since          2005           --             --            $ 3,000(b)             --
May 1, 2004)                            2004        $ 32,000          --            $ 4,200(a)             --

----------
(a) Represents an allowance for use of Dr. Minkoff's personal automobile for business purposes.
(b) Includes the fair value of 764,323 shares of class A common stock granted to Dr. Minkoff in full settlement of accrued but unpaid compensation to him.

Option/SAR Grants in Last Fiscal Year

Individual Grants

      No options were granted during the last fiscal year to the Named Executive Officers.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

      There were no stock option exercises by the Named Executive Officer during the fiscal year ended February 28, 2006 and there were no unexercised options held by him at February 28, 2006.

Employment/Consulting Agreements

      During the period September 1, 2002 through January 15, 2003, in an effort to preserve cash, all executive officers voluntarily agreed to defer 40% (100% in the instance of Mr. Mulvena) of their normal compensation resulting in compensation accrued but unpaid of approximately $88,862 (Mr. Geisel, $30,000; Dr. Minkoff, $29,300, Mr. Riscica, $23,400 and Mr. Mulvena, $6,162). Effective January 16, 2003, pursuant to a Unanimous Consent of the Board of Directors, executed by all the members of the Board and management, new compensation arrangements were adopted for the executive management and the Board to provide financial relief to the Company. Under such agreements, the following compensation arrangements resulted:

- Dr. Minkoff's salary was reduced from $195,000 to $66,000 and he continued as the Company's only full-time employee. Subsequently Dr. Minkoff's compensation was reduced to $30,000 per year and he continued as the Company's only full time employee until November 1, 2003 when his compensation was eliminated.

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

      In connection with and as a condition to the new investment made by MALLC on October 31, 2005, Mssrs. Minkoff, Geisel, Riscica and Mulvena, together with directors Mssrs. Adereth, Kanter and Kessler (see below) entered into a Settlement and Release Agreement with the Company under which such persons released claims for deferred compensation totaling $113,112 ($88,852 to management per above and $24,250 to directors - see Director' Compensation below) and canceled options to purchase an aggregate of 2,325,000 shares of Common Stock, in consideration for the issuance to such individuals of an aggregate of 2,973,923 shares of Common Stock. In addition, we granted to Mr. Riscica 1,500,000 shares of our Common Stock previously reserved for issuance to him as additional compensation. For financial statement purposes, the Company has valued such shares approximately $19,000 in the aggregate, a small discount to the last reported sale price of our Common Stock on October 31, 2005 of $0.005 per share.

Directors' Compensation

      To preserve cash, from September 1, 2002 and until January 15, 2003, each of the Directors voluntarily agreed to defer the payment of their Directors fees and Mr. Adereth agreed to defer 40% of his consulting fee, consistent with deferrals agreed to by executive management described above. The accrued but unpaid Directors and consulting fees total approximately $24,250 consisting of approximately $5,417 for each of Mr. Feldman, Mr. Kanter and Mr. Kessler and approximately $8,000 for Mr. Adereth.

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

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 11, 2006. The table includes:

      o     each of our directors and Named Executive Officers;

      o     all of our directors and executive officers as a group; and

      o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

                                                                               Number of
                                                       Class of                  Shares           Percentage of
          Name and Address                              Common                Beneficially        Total Voting
       of Beneficial Owner (1)                         Stock (2)                Owned(3)          Power (2)(3)
       -----------------------                         ---------                --------          ------------
Magna Acquisition LLC (7)                               Class A               60,772,729             55.1%
Kenneth C. Riscica (4)(7)(8)                            Class A                2,110,212              1.9%
Lawrence A. Minkoff, Ph.D. (4)(8)                       Class A                  782,323
                                                        Class B                  238,915
                                                                               ---------
                                                                                 238,915              1.8%
                                                                               ---------
Jonathan Adereth (4)(5)(8)                              Class A                1,458,620              1.3%
Joel Kanter (4)(6)(7)(8)                                Class A                  332,035              0.3%
J.M. Feldman (4)(7)(8)                                  Class A                  158,132              0.1%
Seymour Kessler (4)(8)                                  Class A                  142,035              0.1%
All Executive Officers and Directors as a Group         Class A                4,965,102
(7 persons)                                                                    ---------
                                                        Class B                  238,915
                                                                               ---------
                                                                               5,204,017              7.4%
                                                                               ---------              ---

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

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 108,602,489 shares of Class A common stock and 330,372 shares of Class B common stock outstanding at May 11, 2006 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.
(4) The address for Messrs. Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5) Includes currently exercisable options to purchase the 1,250,000 shares of Class A Common Stock held by Mr. Adereth.

(6) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
(7) The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182 Voting and investment decisions regarding the shares of Common Stock held be this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.
(8) Does not include an aggregate of 9,000,000 shares which have been reserved for possible issuance to our directors and management in the event that their efforts result in board approval of a definitive merger transaction.

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                Number of securities to be      Weighted average exercise
                                  issued upon exercise of         price of outstanding         Number of securities
                                   outstanding options,          options, warrants and         remaining available
            Plan Category           warrants and rights                  rights                for future issuance
            -------------           -------------------                  ------                -------------------
                                           (a)                           (b)                           (c)
                                -----------------------------------------------------------------------------------
     Equity compensation plans
     approved by security
     holders                             1,250,000                       $0.49                         -0-

     Equity compensation plans
     not approved by security
     holders                                --                           $   0                         -0-
                                -----------------------------------------------------------------------------------

     Total                               1,250,000                       $0.49                         -0-
                                ===================================================================================

Item 12. Certain Relationships and Related Transactions

      See Item 10 "Executive Compensation" for a description of certain compensation arrangements with management and directors. At February 28, 2006, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $57,000 to the Company's intellectual property counsel on behalf of the Company to preserve intellectual property rights of the Company. The Company has recorded this as an amount payable to Dr. Minkoff.

      On October 31, 2005, we sold 30,000,000 shares of our class A common stock to Magna Acquisition LLC ("MALLC") in consideration for gross cash proceeds of $190,000, before expenses (the "New Investment"). Contemporaneous with this new investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology Ltd. ("Noga"), a company in receivership, 30,772,729 shares of our Common Stock, constituting all of the shares of Common Stock owned by Noga (the "Noga Purchase"). The total purchase price for such shares was $60,000, all of which was funded with the Purchaser's own funds. As a result of the New Investment and Noga Purchase, MALLC acquired an aggregate of 60,772,729 shares of Common Stock, representing approximately 55.8 % of our issued and outstanding shares of Common Stock, and approximately 55.1 % of the voting power represented by our issued and outstanding Common Stock, after consummation of the transactions described above and the issuance of 4,473,923 shares issued under the Settlement and Release Agreement and additional shares issued to Mr. Riscica described below. Messrs. Joel S. Kanter and Jerome M. Feldman, both of whom serve as directors of our company, and Mr. Kenneth C. Riscica, our Secretary and Treasurer, serve as sole managers of the MALLC, with the ability to vote and dispose of our shares owned by MALLC by majority vote. None of the managers, nor any other affiliates of our company prior to the transaction, has any economic interest in the MALLC and, except as noted above, to our knowledge none of such persons has any other material relationship with the MALLC.

      In connection with and as a condition to consummation of the Noga Purchase and the New Investment, we delivered a release in favor of Noga covering certain claims we may have had against Noga. Additionally we agreed to pay $43,200 of the Purchaser's legal costs in connection with the New Investment and the Noga Purchase.

      As a condition to the New Investment, we entered into a Settlement and Release Agreement with members of management and former management under which such persons released claims for deferred compensation totaling $113,112 and canceled options to purchase an aggregate of 2,325,000 shares of Common Stock, in consideration for the issuance to such individuals of an aggregate of 2,973,923 shares of Common Stock. In addition, we granted to Mr. Riscica 1,500,000 shares of our Common Stock previously reserved for issuance to him as additional compensation. At the last reported sale price of our Common Stock on October 31, 2005 of $0.005 per share, the shares issued pursuant to the settlement and the additional shares to Mr. Riscica, would be valued at less than $23,000 in the aggregate.

Item 13. Exhibits

Exhibit
   No.                                  Description
-------                                 -----------

 3.1     Restated Certificate of Incorporation of the Company. (1)

 3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

 3.1(b)  Certificate of Amendment of Restated Certificate of Incorporation. (3)

 3.1(c) Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)

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

10.10 Settlement and Mutual Release Agreement between the Company and WebCT dated November 2003. (9)10.11

10.12 Stock Purchase Agreement dated October 31, 2005, between Magna-Lab, Inc. and Magna Acquisition LLC.(11)

10.13 Settlement and Release Agreement dated as of September 29, 2005, by and among Magna-Lab, Inc. and Mr. Minkoff, Mr. Riscica, Mr. Adereth, Mr. Kanter, Mr. Feldman, Mr. Kessler, Mr. Mulvena and Mr. Geisel.(11)

10.14 Release dated October 31, 2005 by Magna-Lab Inc. in favor of Noga Investments in Technology Ltd.(11)

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

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-47960 filed on October 13, 2000). The number of shares authorized under the plan is now 18,000,000.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1994.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2003.
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2002
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005.

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $28,000 and $25,000, respectively in the fiscal years ended February 28, 2006 and 2005.

                               AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2006.

                                    TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2006.

                                 ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2006 or February 28, 2005.

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

                                            MAGNA-LAB INC.

Dated: May 30, 2006


                                            By: /s/ Lawrence A. Minkoff
                                                --------------------------------
                                            Lawrence A. Minkoff
                                            Chairman, President and Chief
                                            Scientific Officer (principal
                                            executive officer)


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

         Signature                                  Title                                 Date
         ---------                                  -----                                 ----


/s/ Lawrence A. Minkoff
-----------------------
    Lawrence A. Minkoff, Ph.D.        Chairman, President and Chief Scientific        May 30, 2006
                                      Officer and Director
                                      (principal executive officer)


/s/ Jerome M. Feldman
-----------------------
    Jerome M. Feldman                 Director                                        May 30, 2006


-----------------------
   Jonathan Adereth                   Director                                        May __, 2006


/s/ Joel Kanter
-----------------------
    Joel Kanter                       Director                                        May 30, 2006



-----------------------
    Seymour Kessler                   Director                                        May __, 2006

                                INDEX TO EXHIBITS

 No.                               Description
 ---                               -----------

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