Form 10QSB
period 2006-03-31
MAGNA LAB INC
filed 2006-07-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: May 31, 2006

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

              6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 393 5874
                           ---------------------------
                           (Issuer's telephone number)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - July 3, 2006

    Class A Common Stock, $.001 Par Value                       108,602,489
---------------------------------------------             ----------------------

    Class B Common Stock, $.001 Par Value                         330,372
---------------------------------------------             ----------------------
                    Class                                         Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET                                2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                     3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                     4

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT           5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              6 - 7

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION                                               8 - 9

      ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES             10

PART II - OTHER INFORMATION

      ITEM 6 - EXHIBITS                                                     10

SIGNATURES                                                                  11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2006 (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                             $     25,000
                                                                   ------------

      Total current assets                                         $     25,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable (including approximately $68,000 which is payable to the Company's President for expenses he paid on
    the Company's behalf)                                          $    227,000
  Accrued expenses and other current liabilities                         24,000
                                                                   ------------

      Total current liabilities                                         251,000
                                                                   ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued                                      --
  Common stock, Class A, par value $.001 per share, 120,000,000
    shares authorized, 108,602,489 shares issued and outstanding        109,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 1,875,000 shares issued,
    330,372 shares outstanding                                            1,000
  Capital in excess of par value                                     27,061,000
  Accumulated deficit                                               (27,397,000)
                                                                   ------------
      Total stockholders' deficit                                      (226,000)
                                                                   ------------
                                                                   $     25,000
                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2006 and 2005
                                   (unaudited)

                                                  2006                 2005
                                             -------------        -------------

REVENUES                                     $          --        $          --
                                             -------------        -------------

COSTS AND EXPENSES:
 General and administrative                         32,000               30,000
                                             -------------        -------------

NET LOSS                                     $     (32,000)       $     (30,000)
                                             =============        =============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                             108,900,000           74,460,000
                                             =============        =============

NET LOSS PER SHARE,
 BASIC AND DILUTED                           $       (0.00)       $       (0.00)
                                             =============        =============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended May 31, 2006 and 2005
                                   (unaudited)

                                                                        2006        2005
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(32,000)   $(30,000)
                                                                      --------    --------
  Adjustments to reconcile net loss to net cash used in operations:
    Effect on cash of changes in operating assets and liabilities:
      Prepaid expenses and other assets                                  9,000       6,000
      Accounts payable, accrued liabilities and all other               (1,000)      7,000
                                                                      --------    --------

NET CASH USED IN OPERATING ACTIVITIES                                  (24,000)    (17,000)
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None

CASH FLOWS FROM FINANCING ACTIVITIES:
  None

NET DECREASE IN CASH                                                   (24,000)    (17,000)
CASH:
  Beginning of period                                                   49,000      45,000
                                                                      --------    --------
  End of period                                                       $ 25,000    $ 28,000
                                                                      ========    ========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  None

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2006 (unaudited)

                                                     Common Stock
                              ---------------------------------------------------------   Capital in
                                         Class A                      Class B               Excess
                              ---------------------------------------------------------      of Par       Accumulated
                                  Shares        Amount         Shares         Amount         Value          Deficit
                              ---------------------------------------------------------------------------------------
BALANCES, February 28, 2006    108,602,489   $    109,000        330,372   $      1,000   $ 27,061,000   $(27,365,000)

NET LOSS                                --             --             --             --             --        (32,000)
                              ---------------------------------------------------------------------------------------
BALANCES, May 31, 2006         108,602,489   $    109,000        330,372   $      1,000   $ 27,061,000   $(27,397,000)
                              =======================================================================================

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These statements should be read in conjunction with the more complete information and consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2006.

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at May 31, 2006, the Company had approximately $25,000 in cash and approximately $226,000 in negative working capital and stockholders' deficit. For the three months ended May 31, 2006, the Company had a net loss of approximately $32,000 and utilized approximately $24,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2006. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2006. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $88,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights. Accounts payable also includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately four years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date.

See also Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2006 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter ended May 31, 2006 or 2005. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 5 - STOCK BASED COMPENSATION:

The Company previously accounted for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company was required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net income (loss) and net income (loss) per share for the three months ended May 31, 2005.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective, for the Company, as of the beginning March 2006 as further described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the year ended February 28, 2006. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as the Company has not issued any stock options that would be affected by this pronouncement.

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

Some of these many risks include:

o we have incurred significant net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our company,
o we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,
o if we merge with an unrelated business, we may divest our cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,
o if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,
o because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,
o we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,
o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and
o our significant shareholders and executive officers and directors currently are able, by virtue of their position as managers of Magna Acquisition LLC, a 56% shareholder of the Company, (See Note 4 to the Company's Consolidated Financial Statements in its Annual Report, as well as Item 12. "Certain Relationships and Related Transactions", on Form 10-KSB for the year ended February 28, 2006), to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2006. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

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

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 30,000,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 30,772,729 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Plan of Operations and Liquidity

      At May 31, 2006, we had approximately $25,000 in cash and our working capital deficit and stockholders' deficit were both approximately $226,000. We continue to lose money. Net loss for the three months ended May 31, 2006 was approximately $32,000 and cash used during the three months totaled approximately $24,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our cash and public reporting to the extent possible and to raise capital, which is needed. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $68,000 on our behalf through May 31, 2006 to fund the continued protection of certain of such intellectual property rights. Additionally, approximately $22,000 is owed to intellectual property counsel and it is unclear whether such payments will continue to be made by the Chairman and President to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including possibly terminating our public reporting status.

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

                                                          MAGNA-LAB INC.
                                                  ------------------------------
                                                           (Registrant)

Date: July 14, 2006                           By: /s/ Lawrence A. Minkoff
                                                  ------------------------------
                                                  Lawrence A. Minkoff, Chairman,
                                                  President and Chief Scientific
                                                  Officer (Principal Executive
                                                  Officer)

                                              By: /s/ Kenneth C. Riscica
                                                  ------------------------------
                                                  Kenneth C. Riscica, Treasurer
                                                  and Secretary (Principal
                                                  Financial and Accounting
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