Form 10QSB
period 2006-08-31
MAGNA LAB INC
filed 2006-10-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: August 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 2, 2006

      Class A Common Stock, $.001 Par Value                          108,602,489
      -------------------------------------                          -----------

      Class B Common Stock, $.001 Par Value                            330,372
      -------------------------------------                          -----------
                     Class                                             Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET                               2

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                    3

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                    4

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT          5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6 - 7

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                   OF OPERATION                                            8 - 9

         ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES                          10

PART II - OTHER INFORMATION

         ITEM 5 - OTHER INFORMATION                                           10

         ITEM 6 - EXHIBITS                                                    10

SIGNATURES                                                                    11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                           August 31, 2006 (unaudited)

                                                 ASSETS
CURRENT ASSETS:
  Cash                                                                                    $      3,000
  Prepaid expenses                                                                              16,000
                                                                                          ------------
    Total current assets
                                                                                          $     19,000
                                                                                          ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable (including approximately $68,000 which is payable to the
   Company's President for expenses he paid on the Company's behalf)                      $    229,000
  Accrued expenses and other current liabilities                                                29,000
  Note payable                                                                                  12,000
                                                                                          ------------
    Total current liabilities                                                             $    270,000
                                                                                          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
   shares authorized, no shares issued                                                              --
  Common stock, Class A, par value $.001 per share, 120,000,000
   shares authorized, 108,602,489 shares issued and outstanding                                109,000
  Common stock, Class B, par value $.001 per share,
   3,750,000 shares authorized, 1,875,000 shares issued,
   330,372 shares outstanding                                                                    1,000
  Capital in excess of par value                                                            27,061,000
  Accumulated deficit                                                                      (27,422,000)
                                                                                          ------------
    Total stockholders' deficit                                                               (251,000)
                                                                                          ------------
                                                                                          $     19,000
                                                                                          ============

See accompanying Notes

                                     MAGNA-LAB INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three and six months ended August 31, 2006 and 2005
                                              (unaudited)

                                      Three months ended                   Six months ended
                                          August 31,                           August 31,
                                      ------------------                   ----------------
                                    2006              2005              2006                2005
                                --------------------------------------------------------------------
REVENUES                        $         --      $         --      $         --        $         --

COSTS AND EXPENSES:
  General and administrative          25,000            58,000            57,000              88,000
                                ------------      ------------      ------------        ------------

NET LOSS                        $    (25,000)     $    (58,000)     $    (57,000)       $    (88,000)
                                ============      ============      ============        ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING,
  BASIC AND DILUTED              108,933,000        74,460,000       108,933,000          74,460,000
                                ============      ============      ============        ============

NET LOSS PER SHARE,
  BASIC AND DILUTED             $      (0.00)     $      (0.00)     $      (0.00)       $      (0.00)
                                ============      ============      ============        ============

See accompanying Notes

                                     MAGNA-LAB INC. AND SUBSIDIARY

                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six months ended August 31, 2006 and 2005
                                              (unaudited)

                                                                             2006         2005
                                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(57,000)    $(88,000)
                                                                           --------     --------
  Adjustments to reconcile net loss to net cash used in operations:
    Effect on cash of changes in operating assets and liabilities:
      Prepaid expenses and other assets                                      (7,000)     (24,000)
      Accounts payable, accrued liabilities and all other                    22,000       82,000
                                                                           --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                       (42,000)     (30,000)
                                                                           --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                                  (4,000)      (7,000)
                                                                           --------     --------

NET DECREASE IN CASH                                                        (46,000)     (37,000)
CASH:
  Beginning of period                                                        49,000       45,000
                                                                           --------     --------
  End of period                                                            $  3,000     $  8,000
                                                                           ========     ========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  Note payable used to finance insurance                                   $ 16,000     $ 33,000
                                                                           ========     ========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the six months ended August 31, 2006 (unaudited)


                                                      Common Stock
                               ------------------------------------------------------------     Capital in
                                         Class A                         Class B                  Excess
                               ------------------------------------------------------------       of Par       Accumulated
                                  Shares          Amount          Shares          Amount          Value          Deficit
                               --------------------------------------------------------------------------------------------
BALANCES, February 28, 2006     108,602,489    $    109,000         330,372    $      1,000    $ 27,061,000    $(27,365,000)

NET LOSS                                 --              --              --              --              --         (57,000)
                               --------------------------------------------------------------------------------------------
BALANCES, August 31, 2006       108,602,489    $    109,000         330,372    $      1,000    $ 27,061,000    $(27,422,000)
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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at August 31, 2006, the Company had approximately $3,000 in cash and approximately $251,000 in negative working capital and stockholders' deficit. For the six months ended August 31, 2006, the Company had a net loss of approximately $57,000 and utilized approximately $46,000 of cash. Further, losses are continuing subsequent to August 31, 2006. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2006. The Company's plans to deal with this uncertainty are described above in "Company Activities." See also Note 6. Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCOUNTS PAYABLE, ACCRUALS AND NOTES PAYABLE:

Approximately $90,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

Accounts payable also includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately four years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date. Note payable of approximately $12,000 is payable over seven months to a credit company, includes deferred interest of less than $1,000 and is unsecured.

See also Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2006 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter and six months ended August 31, 2006 or 2005. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 5 - STOCK BASED COMPENSATION:

The Company previously accounted for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company was required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net income (loss) and net income (loss) per share for the three and six months ended August 31, 2005.

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

NOTE 6 - SUBSEQUENT EVENTS AND OTHER CONTINGENT LIABILITIES:

Subsequent event - On September 29, 2006 the Company borrowed $25,000 from a related party, its principal shareholder, under a note payable on January 27, 2007 with interest payable at 12% per annum.

Other contingent liabilities - During the quarter ended August 31, 2006, the Company was contacted by the New York State Workers Compensation Board assessing, in two matters, penalties which aggregate approximately $15,000 for the alleged failure of the Company to maintain Workman's Compensation insurance for certain periods in 2003. The Company responded in detail that it had maintained the required Workman's Compensation insurance during the periods alleged to be in violation. The Company has heard nothing further with respect to one assessment totaling approximately $13,500 but the other assessment for approximately $1,500 was turned over to a collection agency. The Company continues to vigorously contest this matter as it has maintained the required insurance.

During the quarter ended August 31, 2006, the Company was contacted by the New York State Department of Taxation and Finance ("NYSDTF") assessing additional income taxes, interest and penalties in the aggregate of approximately $6,000 for the fiscal year ended February 28, 2006. The Company has responded that no additional tax is due and provided information to support that position. NYSDTF has responded by requesting additional information.

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

Some of these many risks include:

o we have incurred significant net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our company,

o we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

o if we merge with an unrelated business, we expect to divest our cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,

o if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,

o because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,

o we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and

o our largest shareholder and certain of our executive officers, by virtue of their position as managers of our largest shareholder (who holds approximately 56% of our voting stock) are able to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

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

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. We do not have any commitments to merge with any company.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 30,000,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 30,772,729 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. On September 29, 2006, the Company executed a promissory note in favor of MALLC in exchange for proceeds of $25,000. The promissory note is payable on January 27, 2006 with interest calculated at 12% per annum.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Plan of Operations and Liquidity

      At August 31, 2006, we had approximately $3,000 in cash and our working capital deficit and stockholders' deficit were both approximately $251,000. We continue to lose money. Net loss for the six months ended August 31, 2006 was approximately $57,000 and cash used during the six months totaled approximately $46,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our cash and public reporting to the extent possible and to raise capital, which is needed. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. Our Chairman and President has expended approximately $68,000 on our behalf through August 31, 2006 to fund the continued protection of certain of such intellectual property rights. Additionally, approximately $22,000 is owed to intellectual property counsel and it is unclear whether such payments will continue to be made by the Chairman and President to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including possibly terminating our public reporting status.

      On September 29, 2006 the Company borrowed $25,000 from its principal shareholder as described above. The Company believes that the proceeds of that borrowing will permit the Company to operate until approximately November or December 2006.

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

      -------------------------------------

PART II - OTHER INFORMATION

Item 5. Other Information

On September 29, 2006, the Company executed a promissory note in favor of MALLC in exchange for proceeds of $25,000. The promissory note is payable on January 27, 2006 with interest calculated at 12% per annum.

Item 6. - Exhibits

      10.1 Promissory Note dated as of September 29, 2006 issued in favor of Magna Acquisition LLC

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

                                                  MAGNA-LAB INC.
                                    --------------------------------------------
                                                  (Registrant)


Date: October 13, 2006          By: /s/ Lawrence A. Minkoff
                                    --------------------------------------------
                                    Lawrence A. Minkoff, Chairman, President and
                                    Chief Scientific Officer
                                    (Principal Executive Officer)


                                By: /s/ Kenneth C. Riscica
                                    --------------------------------------------
                                    Kenneth C. Riscica, Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

No.                                Description
---                                -----------

10.1 Promissory Note dated as of September 29, 2006 issued in favor of Magna Acquisition LLC

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