Form 10QSB
period 2006-11-30
MAGNA LAB INC
filed 2007-01-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: November 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - January 2, 2006

Class A Common Stock, $.001 Par Value                           1,086,025
-------------------------------------                           ---------

Class B Common Stock, $.001 Par Value                              3,304
-------------------------------------                           ---------
               Class                                              Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

      ITEM 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEET                         2

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS              3

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS              4

                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT    5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       6 - 8

      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION                                                 9 - 10

      ITEM 3 - DISCLOSURE CONTROLS AND PROCEDURES                           11

PART II - OTHER INFORMATION

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS              11

      ITEM 6 - EXHIBITS                                                     11

SIGNATURES                                                                  12

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                          November 30, 2006 (unaudited)

                                             ASSETS
CURRENT ASSETS:
  Cash                                                                             $     10,000
  Prepaid expenses                                                                       10,000
                                                                                   ------------

      Total current assets
                                                                                   $     20,000
                                                                                   ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable (including approximately $68,000 which is payable to the
    Company's President for expenses he paid on the Company's behalf)              $    236,000
  Accrued expenses and other current liabilities                                         55,000
  Notes payable (including approximately $26,000 payable to a shareholder)               32,000
                                                                                   ------------

      Total current liabilities                                                         323,000
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000
    shares authorized, no shares issued                                                      --
  Common stock, Class A, par value $.001 per share, 120,000,000
    shares authorized, 1,086,025 shares issued and outstanding                            1,000
  Common stock, Class B, par value $.001 per share,
    3,750,000 shares authorized, 18,750 shares issued, 3,304 shares outstanding              --
  Capital in excess of par value                                                     27,170,000
  Accumulated deficit                                                               (27,474,000)
                                                                                   ------------
      Total stockholders' deficit                                                      (303,000)
                                                                                   ------------
                                                                                   $     20,000
                                                                                   ============

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended November 30, 2006 and 2005
                                   (unaudited)

                                                                       Three months ended                   Nine months ended
                                                                           November 30,                        November 30,
                                                                  -----------------------------       -----------------------------
                                                                     2006              2005              2006              2005
                                                                  -----------       -----------       -----------       -----------
REVENUES                                                          $        --       $        --       $        --       $        --
                                                                  -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
  General and administrative                                           52,000            66,000           109,000           155,000
  Stock compensation charge                                                --             6,000                --             6,000
  Gain from settlement with management and directors                       --          (101,000)               --          (101,000)
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                                 $   (52,000)      $    29,000       $  (109,000)      $   (60,000)
                                                                  ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
 BASIC AND DILUTED                                                  1,089,330           858,000         1,089,330           783,000
                                                                  ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED                    $     (0.05)      $      0.03       $     (0.10)      $     (0.08)
                                                                  ===========       ===========       ===========       ===========

See accompanying Notes

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended November 30, 2006 and 2005
                                   (unaudited)

                                                                            2006            2005
                                                                          ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $(109,000)      $ (60,000)
                                                                          ---------       ---------
  Adjustments to reconcile net loss to cash used in operations:
    Gain from settlements with management and directors                          --        (101,000)
    Stock compensation charge                                                    --           6,000
    Effect on cash of changes in operating assets and liabilities:
      Prepaid expenses and other assets                                      (1,000)        (10,000)
      Accounts payable, accrued liabilities and all other                    55,000          54,000
                                                                          ---------       ---------
        Total adjustments                                                    54,000         (51,000)
                                                                          ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                       (55,000)       (111,000)
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash received for notes payable                                            25,000           6,000
  Payments of note payable                                                   (9,000)        (23,000)
  Sale of common stock                                                           --         190,000
  Payments of stock issuance expenses                                            --         (30,000)
                                                                          ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    16,000         143,000
                                                                          ---------       ---------

NET INCREASE (DECREASE) IN CASH                                             (39,000)         32,000
CASH:
  Beginning of period                                                        49,000          45,000
                                                                          ---------       ---------
  End of period                                                           $  10,000       $  77,000
                                                                          =========       =========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  Notes payable used to finance insurance                                 $  16,000       $  33,000
                                                                          =========       =========
  Stock issued to settle liabilities with management and directors        $      --       $  12,000
                                                                          =========       =========

See accompanying Notes.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             For the nine months ended November 30, 2006 (unaudited)

                                                          Common Stock
                                    -----------------------------------------------------------      Capital in
                                            Class A                          Class B                   Excess
                                    -----------------------------------------------------------        of Par          Accumulated
                                      Shares          Amount          Shares         Amount             Value             Deficit
                                    -----------------------------------------------------------------------------------------------
BALANCES, February 28, 2006         1,086,025      $      1,000         3,304      $         --      $ 27,170,000      $(27,365,000)

NET LOSS                                   --                --            --                --                --          (109,000)
                                    -----------------------------------------------------------------------------------------------
BALANCES, November 30, 2006         1,086,025      $      1,000         3,304      $         --      $ 27,170,000      $(27,474,000)
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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at November 30, 2006, the Company had approximately $10,000 in cash and approximately $303,000 in negative working capital and stockholders' deficit. For the nine months ended November 30, 2006, the Company had a net loss of approximately $109,000 and utilized approximately $39,000 of cash. Further, losses are continuing subsequent to November 30, 2006. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2006. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - INCOME (LOSS) PER SHARE OF COMMON STOCK:

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

There was no activity in the restructuring accrual for the pre-1997 activities during the quarter and nine months ended November 30, 2006 or 2005. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

Notes payable includes (a) a 12% unsecured note payable to the Company's principal shareholder in the principal amount of $25,000 which is due on January 27, 2007 and (b) an unsecured note payable of approximately $7,000 payable over four months to a credit company, including deferred interest of less than $1,000. In October 2005, two officers and another party loaned the Company an aggregate of approximately $6,000 on a demand, non-interest bearing basis. Such loan was repaid in November 2005.

NOTE 5 - COMMON STOCK, REVERSE STOCK SPLIT IN 2006 AND CHANGE IN CONTROL IN
2005:

On November 17, 2006, the shareholders of the company approved the 1 for 100 reverse-split of the Company's Class A and Class B common stock. The common shares and amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the reverse-split for all periods presented.

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

As a result of the New Investment and Noga Purchase, the Purchaser acquired an aggregate of 60,772,729 shares of Common Stock, representing approximately 56% of the Company's issued and outstanding shares of Common Stock, and approximately 55 % of the voting power represented by the Company's issued and outstanding Common Stock, after consummation of the transactions described above.

NOTE 6 - STOCK BASED COMPENSATION:

The Company previously accounted for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complied with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Company was required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no effect on the Company's net income (loss) and net income (loss) per share for the three and nine months ended November 30, 2005.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment". This statement is a revision of SFAS 123, "Accounting for Stock Issued to Employees," and is effective, for the Company, as of the beginning March 2006 as further described in Note 2 to our Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the year ended February 28, 2006. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as the Company has not issued any stock options, and had no unvested options, that would be affected by this pronouncement.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black Scholes option valuation model.

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

NOTE 7 - OTHER CONTINGENT LIABILITIES:

During the nine months ended November 30, 2006, the Company was contacted by the New York State Workers Compensation Board ("NYSWCB") assessing, in two matters, penalties which aggregate approximately $15,000 for the alleged failure of the Company to maintain Workman's Compensation insurance for certain periods in 2003. The Company responded, with supporting detail, that it had maintained the required Workman's Compensation insurance during the periods alleged to be in violation. The Company has heard nothing further with respect to one assessment totaling approximately $13,500 but the other assessment for approximately $1,500 was turned over to a collection agency. After providing additional supporting detail to the collection company, this matter was dropped by the collection company. In November 2006, the Company was again contacted by the NYSWCB alleging the original approximately $1,500 assessment once again. The Company has responded to NYSWCB and continues to vigorously contest this matter as it maintained the required insurance.

During the nine months ended November 30, 2006, the Company was contacted by the New York State Department of Taxation and Finance ("NYSDTF") assessing additional income taxes, interest and penalties in the aggregate of approximately $6,000 for the fiscal year ended February 28, 2003. The Company has responded that no additional tax is due and provided information to support that position. NYSDTF has responded by requesting additional information. Additional information has been provided to NYSDTF but has not been deemed sufficient. The Company continues to vigorously contest this matter as it believes that no additional tax is due.

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

Some of these many risks include:

o we have incurred significant net losses in the past, have very limited resources and unless we receive additional financing, we may be forced to cease all operations and liquidate our company,

o we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

o if we merge with an unrelated business, we expect to divest our cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,

o if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,

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

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 30,000,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 30,772,729 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. On September 29, 2006, the Company executed a promissory note in favor of MALLC in exchange for proceeds of $25,000. The promissory note is payable on January 27, 2007 with interest calculated at 12% per annum.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Plan of Operations and Liquidity

      At November 30, 2006, we had approximately $10,000 in cash and our working capital deficit and stockholders' deficit were both approximately $303,000. Net loss for the nine months ended November 30, 2006 was approximately $109,000 and cash used during the nine months totaled approximately $39,000. We continue to lose money.

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

      On September 29, 2006 the Company borrowed $25,000 from its principal shareholder as described above. The Company believes that the proceeds of that borrowing will be exhausted during January 2007 and the Company will either have to raise additional funds at that time or cease operations.

      Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. Our Chairman and President has expended approximately $68,000 on our behalf through November 30, 2006 to fund the continued protection of certain of such intellectual property rights. Additionally, approximately $22,000 is owed to intellectual property counsel and it is unclear whether such payments will continue to be made by the Chairman and President to fund these expenditures that we can no longer fund. Further, since we do not have the cash to continue to preserve the intellectual property of that business, we are likely to be forced to abandon it altogether. Should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital).

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

Inherent Limitations on Effectiveness of Internal Controls - The Company's management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders

At its special meeting of shareholders held on November 17, 2006 the shareholders voted to approve an amendment to the Company's Restated Certificate of Incorporation effecting a 1:100 reverse split of the outstanding shares of Class A Common Stock and Class B Common Stock (the "Reverse-split"). The votes cast at the special meeting were as follows:

             Votes for            Votes against           Abstain
      ------------------------------------------------------------------
            64,841,574                  0                    0

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

                                                         MAGNA-LAB INC.
                                                  ------------------------------
                                                          (Registrant)


Date: January 10, 2007                        By: /s/ Lawrence A. Minkoff
                                                  ------------------------------
                                                  Lawrence A. Minkoff, Chairman,
                                                  President and Chief Scientific
                                                  Officer (Principal Executive
                                                  Officer)


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