Form 10KSB
period 2007-02-28
MAGNA LAB INC
filed 2007-06-08
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                         Commission file number 0-21320
    February 28, 2007
                                 Magna-Lab Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           New York                                          11-3074326
---------------------------------                  -----------------------------
  (State or other jurisdiction                     (I.R.S. Employer I.D. Number)
of incorporation or organization)


6800 Jericho Turnpike, Suite 120W, Syosset, NY                 11791
----------------------------------------------               ----------
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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most
recent fiscal year ended February 28, 2007: $       0.
                                            ----------

The aggregate market value on May 24, 2007 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 200,000
              ---------

As of May 24, 2007, 1,086,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

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

      In November 2006 the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares will be rounded up to the next full share.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company and, under the agreement, we sold 30,000,000 shares (300,000 shares after the reverse-split) of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the Investment, MALLC purchased from our former principal stockholder 30,772,729 shares (307,727 shares after the reverse-split) of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. In October 2006 and January 2007, MALLC loaned us an aggregate of $35,000 under unsecured notes payable which are currently due and not paid. On May 30, 2007, the Company received an additional $25,000 of proceeds under a note payable to MALLC. Such note matures on September 26, 2007 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 12. Certain Relationships and Related Transactions.

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

      As a result of our cash constraints, beginning in the Fall of 2002, we began to scale back our operations and reduce our infrastructure costs. Once we completed an in-process clinical imaging milestone in the Fall of 2002, we terminated all non-executive personnel, vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and ceased substantially all development and commercialization activities. During this time, our executive officers and Board first deferred significant portions of their compensation (aggregating approximately $113,000 which was settled with stock in 2005) and in January 2003 agreed to substantially reduce or eliminate their compensation going forward. The Company's then Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer until his resignation from that position effective May 2004. Dr. Minkoff, our Chairman and President, assumed the responsibilities of principal executive officer of the Company at that time. On May 1, 2004 Mr. Daniel M. Mulvena and Mr. John R. Geisel resigned from our Board of Directors.

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

      Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock and we only have outstanding 1,086,025 class A common shares and 3,304 class B common shares. We have no commitments to issue our securities or merge with another company. The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with a reverse merger transaction or to raise cash:

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

Management intends to devote only a limited amount of time to seeking a business combination which may adversely impact our ability to identify and consummate a successful business combination.

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

      We have incurred significant net losses since our inception. Our net loss was $111,000 and $90,000 for the fiscal years ended February 28, 2007 and 2006, respectively. Our accumulated deficit since our inception in 1992 was $27,476,000 at February 28, 2007. At February 28, 2007 we had approximately $6,000 of cash and a working capital deficit and shareholders' deficit of approximately ($308,000). Our available cash and working capital at February 28, 2007 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

Stock, Stockholder and Charter Related Risks

Our significant shareholder and executive officers and directors may be able to influence matters requiring stockholder approval.

      Our principal shareholder, Magna Acquisition LLC, beneficially owns approximately 55% of our outstanding voting power and our executive officers and directors beneficially own approximately 7.4% of our outstanding voting power (also see Item 10. Executive Compensation Employment/Consulting Agreements). Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote. Because of its high level of stock ownership, and the Board and management representation in its voting ability, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

There is a potential conflict of interest between management's duty to protect all shareholders and their duty as managers of Magna Acquisition LLC to protect the LLC's interest.

      Two of our directors and our Secretary/Treasurer are managers of MALLC. There could be situations where the interests of MALLC are different than the interests of all shareholders and management would be faced with a potential conflict of interest in such situations.

Sales of control shares may depress the price of our common stock.

      Sales of substantial amounts of our common stock by shareholders in the public market, or even the potential for such sales, are likely to adversely affect the market price of our common stock and our ability to raise capital by selling equity securities.

      We currently have 1,086,025 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable. The shares held by MALLC are deemed "restricted" or "control" securities, as such terms are defined in the Securities Act of 1933, as amended. As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, these securities may be sold in the public market after a one year holding period, provided the seller complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

      Our shares are now traded on the OTC Bulletin Board under the symbol "MAGAA." Prior to February 28, 2007 we traded on the OTC Bulletin Board under the symbol "MAGLA." Trading in our shares has generally been inactive. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

Item 2. Description of Property

      We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in September 2007.

Item 3. Legal Proceedings

      We have been the subject of several threatened, and certain actual, litigation actions for nonpayment of obligations or for breach of agreements in the past, primarily as a result of cash shortages we experienced in 1997 and again beginning in 2003. The Company believes there may be an unpaid judgment against it for a claim relating to the 1997 period which the Company believes was approximately $15,000 when asserted and such amount does not include any interest or other costs. In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims. To the best of our knowledge, all other material litigation has been settled or is otherwise no longer pending and there is no material pending or threatened litigation against us. See Note 8 to Consolidated Financial Statements for additional information concerning these and other matters.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended February 28, 2007.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information for 2007 and 2006 is publicly available information. All prices below $0.01 are rounded up to $0.01 and do not reflect the stock split which became effective on March 1, 2007.

                                             Fiscal Year Ended February 28,
                                              2007                    2006
                                              ----                    ----
                                         High       Low          High       Low
Class A Common Stock:
First Quarter ended  May 31,            $0.01      $0.01        $0.01      $0.01
Second Quarter ended August 31,         $0.01      $0.01        $0.01      $0.01
Third Quarter ended  November 30,       $0.01      $0.01        $0.01      $0.01
Fourth Quarter ended  February 28,      $0.01      $0.01        $0.01      $0.01

There is no established public trading market for the Company's Class B Common Stock.

      On May 24, 2007 the closing bid price for the Class A Common Stock was approximately $0.41.

      Based upon information supplied from the Company's transfer agent, the Company believes that the number of record holders of the Company's equity securities as of May 24, 2006 is approximately as follows:

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

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, we consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company and, under the agreement, we sold 30,000,000 shares (300,000 shares after the February 28, 2007 reverse-split) of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the Investment, MALLC purchased from our former principal stockholder, Noga, 30,772,729 shares (307,727 shares after the February 28, 2007 reverse-split) of Class A Common Stock, representing all the shares of our company owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. In October 2006 and January 2007 we received an aggregate $35,000 from MALLC under interest bearing notes payable which are now due on demand. On May 30, 2007, the Company received an aggregate $25,000 of proceeds under a note payable to its majority shareholder. Such note matures on September 26, 2007 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 11. Certain Relationships and Related Transactions.

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

      During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our prior cardiac development and marketing efforts, approximately 75% of which was provided by Noga. We had planned to raise additional capital in the year ended February 28, 2003, including participation from Noga, and with assistance from an investment bank. From late 2002 through early 2003 we learned that a receiver was appointed to protect Noga from creditors and that Noga had no further ability to provide funding. We were not successful in raising capital and so we took steps to preserve cash and technology assets and took other actions as discussed further at Item 1. "Business" "Overview" of this report.

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to curtail that business and refocus our efforts to the cardiac diagnostic business.

      Plan of Operations

      At February 28, 2007, we had approximately $6,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($308,000). We continue to lose money. Cash used by operations during the twelve months ended February 28, 2007 totaled approximately $55,000 and we are delinquent on various accounts payable.

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

      Accounting for Stock-Based Compensation - Prior to May 1, 2006, the Company used the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is March 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as the Company has not issued any stock options that would be affected by this pronouncement. See also Item 10 Executive Compensation
- Employment/Consulting Contracts.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meeti before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which ther may be a high degree of uncertainty. FIN 48 establishes a two-step approach for evaluating tax positions. The first step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon the ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standare, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fairvalue and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

Item 7. Consolidated Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       10

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                           11

         CONSOLIDATED STATEMENTS OF OPERATIONS                                12

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                13

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                     14

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      15 - 19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary (collectively the "Company") as of February 28, 2007, and the related consolidated statements of operations, cash flows and stockholders' deficit for the two years in the period ended February 28, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no present revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Further, the Company's cash and working capital positions as of February 28, 2007 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
May 30, 2007

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 28, 2007

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                                  $      6,000
  Prepaid expense                                                                              4,000
                                                                                        ------------
       Total current assets                                                             $     10,000
                                                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable (including approximately $36,000 payable to a shareholder)             $     38,000
  Accounts payable (including approximately $68,000 which is payable to the
    Company's President for expenses he paid on the Company's behalf)                        257,000
  Accrued expenses and other current liabilities                                              23,000
                                                                                        ------------
       Total current liabilities                                                             318,000
                                                                                        ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued              --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
     1,086,025 shares issued and outstanding                                                   1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
     18,750 shares issued and 3,304 shares outstanding                                            --
  Capital in excess of par value                                                          27,170,000
  Accumulated deficit                                                                    (27,479,000)
                                                                                        ------------
       Total stockholders' deficit                                                          (308,000)
                                                                                        ------------

                                                                                        $     10,000
                                                                                        ============

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended February 28, 2007 and 2006

                                                                    2007            2006
                                                                 -----------     -----------
REVENUES                                                         $        --     $        --
                                                                 -----------     -----------

OPERATING EXPENSES:
  Selling, general and administrative                                113,000         197,000
  Gain from settlements with creditors (including management)             --        (107,000)
                                                                 -----------     -----------
                                                                     113,000          90,000
                                                                 -----------     -----------

LOSS FROM OPERATIONS                                                (113,000)        (90,000)
                                                                 -----------     -----------

OTHER EXPENSE -  Interest expense                                      1,000              --
                                                                 -----------     -----------

NET LOSS                                                         $  (114,000)    $   (90,000)
                                                                 ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                               1,089,000         859,000
                                                                 ===========     ===========

NET LOSS PER SHARE, basic and diluted                            $     (0.10)    $     (0.10)
                                                                 ===========     ===========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended February 28, 2007 and 2006

                                                                     2007          2006
                                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(114,000)    $ (90,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Stock compensation expense                                            --         6,000
    Gain from settlements with creditors (including management)           --      (107,000)
    Changes in operating assets and liabilities:
     Prepaids and other assets                                         5,000         1,000
     Accounts payable, accrued expenses and all other                 54,000        61,000
                                                                   ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                (55,000)     (129,000)
                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                     --            --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received for demand notes payable                            35,000         6,000
    Payments of notes payable and demand notes payable               (23,000)      (33,000)
    Proceeds for issuance of common stock                                 --       190,000
    Payment of stock issuance costs                                       --       (30,000)
                                                                   ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             12,000       133,000

NET INCREASE (DECREASE) IN CASH                                      (43,000)        4,000
                                                                   ---------     ---------

CASH:
  Beginning of year                                                   49,000        45,000
                                                                   ---------     ---------

  End of year                                                      $   6,000     $  49,000
                                                                   =========     =========

SUPPLEMENTAL INFORMATION ON NON-CASH FINANCING
    ACTITVITIES
    Notes payable                                                  $  25,000     $  33,000
                                                                   =========     =========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Years Ended February 28, 2007 and 2006


                                                        Common Stock
                                ------------------------------------------------------------
                                          Class A                         Class B                Capital in
                                ----------------------------    ----------------------------       Excess
                                Accumulated                                                        of Par
                                   Shares          Amount          Shares          Amount          Value           Deficit
                                ------------    ------------    ------------    ------------    ------------     ------------
BALANCES, February 28, 2005          741,286    $      1,000           3,304    $         --    $ 26,991,000     $(27,275,000)

ISSUE SHARES FOR CASH                300,000              --              --              --         190,000               --

EXPENSES OF SHARES ISSUED                 --              --              --              --         (30,000)              --

ISSUE SHARES FOR LIABILITIES
  AND FOR COMPENSATION                44,739              --              --              --          19,000               --

NET LOSS                                  --              --              --              --              --          (90,000)
                                ------------    ------------    ------------    ------------    ------------     ------------

BALANCES, February 28, 2006        1,086,025    $      1,000           3,304    $         --    $ 27,170,000     $(27,365,000)

NET LOSS                                  --              --              --              --              --         (114,000)
                                ------------    ------------    ------------    ------------    ------------     ------------

BALANCES, February 28, 2007        1,086,025    $      1,000           3,304    $         --    $ 27,170,000     $(27,479,000)
                                ============    ============    ============    ============    ============     ============

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DISCUSSION OF THE COMPANY'S ACTIVITIES; GOING CONCERN CONSIDERATION:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is focused on engaging in a "reverse merger" transaction with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital to support its activities and continuing its public reporting.

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003 since the company was unable to secure financing to support its planned activities. The Company's efforts to enter into a strategic arrangement or to seek other means to realize value for its cardiac diagnostic technologies through sale, license or otherwise have been unsuccessful.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2007, the Company had approximately $6,000 in cash and approximately $308,000 in negative working capital and stockholders' deficit. For the year ended February 28, 2007, the Company had a net loss of approximately $111,000 and utilized approximately $55,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2007. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2007. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation - The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash - Included in cash are deposits with financial institutions.

Income Taxes - The Company uses the asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2007 and 2006.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 28, 2007.

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

Stock Based Compensation - Prior to May 1, 2006, the Company used the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is March 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as the Company has not issued any stock options that would be affected by this pronouncement.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black Scholes option valuation model.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

Had compensation cost for the Company's stock options granted to employees and directors been determined consistent with SFAS No. 123R, there would be no change to the Company's net loss and net loss per share for the years ended February 28, 2006.

Reclassifications - Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $88,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights. It is unclear whether this officer will continue to make such payments which the Company can no longer make. Accounts payable also includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately five years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date.

In January 2005, the Company agreed to pay approximately $5,000, which was paid in March 2005, under a Settlement and Release Agreement to reduce approximately $42,000 of accounts payable. The resulting gain of approximately $37,000 is reflected in Gain on settlements with creditors in the consolidated statements of operations and cash flows for the year ended February 28, 2005. The remainder of the Gain on settlements with creditors includes approximately $6,000 in the years ended February 28, 2006 of adjustment of certain pre-1997 accounts payable (Note 7) as a result of the passage of time. The remaining balance included in accounts payable for these matters is approximately $14,000.

There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 28, 2007 and 2006.

The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time. The adjustment of the accrual above is included in Gain from settlements with creditors and other in the consolidated statements of operations.

NOTE 4 - NOTES PAYABLE (INCLUDING RELATED PARTIES):

During October 2006 and January 2007, the Company received an aggregate $35,000 of proceeds under notes payable to its majority shareholder. Such notes are unsecured and matured on January 31, 2007 and are therefore now due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year after January 31, 2007. Notes payable also includes an unsecured note payable to a credit company of approximately $2,000, which note was paid in full in March 2007, and accrued interest of approximately $1,000.

On May 30, 2007, the Company received an aggregate $25,000 of proceeds under a note payable to its majority shareholder. Such note matures on September 26, 2007 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

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

Under an agreement with an underwriter, 10,000 shares of Class B common stock were forfeited by the holders based on performance measures that were not met. During the fiscal year ended February 28, 2001, 2,672 of such forfeited shares were inadvertently released by the Company's transfer agent; 1,375 of which have been returned. The Company has not been successful recovering the remaining 1,296 shares.

Reverse stock split - On November 17, 2006, the shareholders of the company approved the 1 for 100 reverse-split of the Company's Class A and Class B common stock. Such reverse stock split became effective on March 1, 2007 and shareholders have been requested to obtain replacement certificates. Fractional shares will be rounded up to the next whole share. The common shares and amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse-split for all periods presented.

Issuance of shares and change in control - On October 31, 2005, the Company entered into and consummated a stock purchase agreement with Magna Acquisition LLC (the "Purchaser"). Under the agreement, the Company issued and sold to the Purchaser 300,000 shares of Class A Common Stock ("Common Stock") in consideration for gross cash proceeds of $190,000, before expenses (the "Investment"). Two directors of the Company and the Company's Chief Financial Officer serve as sole managers of the Purchaser, with the ability to vote and dispose of such shares owned by the Purchaser by majority vote. None of the managers, nor any other affiliates of the Company prior to the transaction, had any economic interest in the Purchaser and, except as noted above, to our knowledge none of such persons has any other material relationship with the Purchaser.

Contemporaneous with the Investment, the Purchaser purchased from the Company's former principal stockholder, Noga Investments in Technology Ltd. ("Noga"), a company in receivership, 307,727 shares of the Company's Common Stock, constituting all of the shares of Common Stock owned by Noga (the "Noga Purchase"). The total purchase price for such shares was $60,000, all of which was funded with the Purchaser's own funds. While the Noga Purchase and the Investment closed contemporaneously, the two transactions had been negotiated at different times and under different circumstances.

In connection with and as a condition to consummation of the Noga Purchase and the Investment, the Company delivered a release in favor of Noga covering certain claims the Company may have had against Noga. The Company has assigned no value to the release since the claims had been abandoned by the Company in 2002 as unrealizable because the Company believes there are no Noga assets available for unsecured claims. Additionally the Company agreed to pay, and paid, $43,000 of the Purchaser's legal costs in connection with the Investment and the Noga Purchase. A portion of such legal costs associated with the Noga Purchase was charged to the Consolidated Statement of Operations and a portion was allocated to the cost of the new shares purchased.

As a condition to the Investment, the Company entered into a Settlement and Release Agreement with members of management and former management under which such persons released claims for deferred compensation totaling $113,000 and canceled options to purchase an aggregate of 23,250 shares of Common Stock, in consideration for the issuance to such individuals of an aggregate of 29,739 shares of Common Stock. See also Notes 3 and 8. In addition, the Company granted to an officer 15,000 shares of Common Stock previously reserved for issuance to him as additional compensation. Compensation expense was recorded for the estimated fair value of the shares granted.

As a result of the Investment and Noga Purchase, the Purchaser acquired an aggregate of 607,727 shares of Common Stock, representing approximately 56 % of the Company's issued and outstanding shares of Common Stock, and approximately 55 % of the voting power represented by the Company's issued and outstanding Common Stock, after consummation of the transactions described above.

Stock reserved for grant - In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

Stock Options and Warrants - The Company's 1992 Stock Option Plan (the "Option Plan"), as amended on August 21, 2001, provided for the granting of incentive stock options (ISO) and nonqualified stock options to purchase 180,000 shares of the Company's Class A common stock or stock appreciation rights (SAR). The exercise price of options granted under the Option Plan shall not be less than 100% (110% with respect to certain beneficial holders of common stock) of the fair market value of the stock at the date of grant.

Stock option activity for the years ended February 28, 2007 and 2006 is as follows:

                                   2007                         2006
                          ----------------------    ----------------------------
                          Shares                    Shares
                           Under                     Under
                          Option           Price    Option            Price
                          ----------------------    ----------------------------

      Beginning            12,500     $    49.00     51,250      $22.00 - $49.00
      Canceled/expired    (12,500)    $    49.00    (38,750)     $22.00 - $39.00
      Granted                  --             --         --
                          ----------------------    ----------------------------

      End                      --     $     0.00     12,500      $         49.00
                          ======================    ============================

Warrants to purchase 2,800 shares, exercisable at $22.00 by an investor relations firm expired unexercised in March 2005.

NOTE 6 - INCOME TAXES:

At February 28, 2007, the Company had net operating loss carryforwards of approximately $27.6 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.9 million of federal and $2.5 million of state deferred tax assets at February 28, 2007. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company's consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005. Such carryforwards and credits expire between 2007 and 2025.

NOTE 7 - OTHER MATTERS

Property and equipment - The Company has no material undepreciated property and equipment.

Rent expense - Rent expense for each of the fiscal years ended February 28, 2007 and 2006 was approximately $16,000 and $15,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Consulting/Employment agreements and Settlement of Deferred Compensation - Beginning in September 2002, the principal executive officers of the Company agreed informally to defer 40% of their compensation and certain Board members agreed to defer 100% of their compensation. Effective January 15, 2003, such deferrals totaled approximately $113,000 and further such deferrals were ceased. Additionally, at that date, all members of executive management and the Board of Directors agreed to a restructuring of their compensation arrangements with the Company. Under such agreement, any and all claims for vacation and termination pay were waived in favor of new compensation arrangements with the Company. Such new agreements call for significantly reduced, and in some instances eliminated, compensation generally on a per-diem basis. In connection therewith, the Company's then Chief Executive Officer agreed to voluntarily resign and was engaged on a per diem basis as Acting Chief Executive Officer until he resigned that position effective May 2004. During the year ended February 28, 2006, the Company entered into a Settlement and Release Agreement with management and former management settling such deferred compensation payable of approximately $113,000 for the payment of 29,739 shares of class A common stock of the Company. The difference between the estimated fair value of the shares given and the recorded liability is recorded as Gain on settlement with creditors in the accompanying consolidated financial statements. See also Note 5.

In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims.

Litigation - The Company knows of no other pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes does not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997 reorganization counsel offered the Company's creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner as described more fully in the Company's Form's 10-KSB for prior years'. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 28, 2007, and recent activity, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre 1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

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

      (b) Changes in internal controls. In connection with the evaluation referred to in (a) above, we have identified no change in our internal control over financial reporting that occurred during the year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B. Other Information

      In January 2007, the Company borrowed $10,000 from MALLC at an interest rate of 12% per year, principal and interest due and payable 120 days thereafter. For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

      The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

                  Name                    Age                   Positions with the Company
                  ----                    ---                   --------------------------

Lawrence A. Minkoff, Ph.D.                57           Chairman of the Board,  President,  Chief  Scientific
                                                       Officer and Director
Kenneth C. Riscica                        53           Treasurer and Secretary
J. M. Feldman                             62           Vice President and Director
Jonathan Adereth                          60           Director
Joel Kanter (1)(2)                        50           Director
Seymour Kessler (1)(2)                    75           Director

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

      Joel S. Kanter has served as a Director of our company since March 1998. Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. Mr. Kanter has also served as President and Secretary of Echo Healthcare Acquisition Corp. since June 2006. He serves on the board of directors of several public companies including Echo Healthcare Acquisition Corp., Prospect Medical Group, Inc., and I-Flow Corporation as well as a number of private concerns. Mr. Kanter was a director of Encore Medical Corporation until its sale in November 2006.

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

Item 10. Executive Compensation.

      During the fiscal year ended February 28, 2007, no compensation was earned by or paid to our Chief Executive Officer, who is our principal executive officer, or any of our directors, and our Chief Financial Officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by that Item.

      There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 28, 2007.

      In April 2004, the Board of Directors agreed to reserve 9,000,000 shares (90,000 shares after the February 2007 reverse-split) of our class A common stock for issuance to members of management and the Board as incentive compensation in connection with their efforts directed at contracting a financing or merger or other transaction. The actual award, if any, would be determined once a transaction has been identified, reviewed by the Board, recommended for action and definitive agreements are executed.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 24, 2007 and it reflects the effect of the 1 for 100 reverse stock spit effected on March 1, 2007. The table includes:

o     each of our directors and Named Executive Officers;

o     all of our directors and executive officers as a group; and

o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.


                                                                             Number of Shares     Percentage of
                   Name and Address                 Class of Common            Beneficially       Total Voting
               of Beneficial Owner (1)                 Stock (2)                 Owned(3)         Power (2)(3)
               -----------------------                 ---------                 --------         ------------

Magna Acquisition LLC (6)                               Class A                  607,727            55.1%
Kenneth C. Riscica (4)(6)(7)                            Class A                   21,102             1.9%
Lawrence A. Minkoff, Ph.D. (4)(7)                       Class A                    7,823
                                                        Class B                    2,389
                                                                                 -------
                                                                                  10,212             1.8%
                                                                                 -------
Jonathan Adereth (4)(7)                                 Class A                    2,086             0.2%
Joel Kanter (4)(6)(6)(7)                                Class A                    3,320             0.3%
J.M. Feldman (4)(6)(7)                                  Class A                    1,581             0.1%
Seymour Kessler (4)(7)                                  Class A                    1.420             0.1%
All Executive Officers and Directors as a Group         Class A                   37,151
                                                                                 -------
(7 persons)                                             Class B                    2,389
                                                                                 -------
                                                                                  39,540             7.2%
                                                                                 -------             ----

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

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 1,086,025 shares of Class A common stock and 3,304 shares of Class B common stock outstanding at May 24, 2007 and reflecting as outstanding, with respect to the relevant owner, the shares which that beneficial owner could acquire upon exercise of options which are presently exercisable or will become exercisable within the next 60 days.
(4) The address for Messrs. Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
(6) The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.
(7) Does not include an aggregate of 90,000 shares which have been reserved for possible issuance to our directors and management in the event that their efforts result in board approval of a definitive merger transaction.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

                                Number of securities to be      Weighted average exercise
                                  issued upon exercise of          price of outstanding        Number of securities
                                   outstanding options,           options, warrants and         remaining available
            Plan Category           warrants and rights                   rights                for future issuance
            -------------           -------------------                   ------                -------------------
                                            (a)                            (b)                          (c)
                                -----------------------------------------------------------------------------------
     Equity compensation plans
     approved by security
     holders                                 0                            $0.00                         -0-

     Equity compensation plans
     not approved by security
     holders                                --                            $   0                      90,000
                                -----------------------------------------------------------------------------------

     Total                                   0                            $0.00                      90,000
                                ===================================================================================

Item 12. Certain Relationships and Related Transactions, and Director
         Independence

      See Item 10 "Executive Compensation" for a description of certain compensation arrangements with management and directors. At February 28, 2007, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company's intellectual property counsel on behalf of the Company to preserve intellectual property rights of the Company. The Company has recorded this as an amount payable to Dr. Minkoff.

      On October 31, 2005, we sold 30,000,000 shares (300,000 shares after the February 2007 reverse-split) of our class A common stock to Magna Acquisition LLC ("MALLC") in consideration for gross cash proceeds of $190,000, before expenses (the "Investment"). Contemporaneous with this Investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology Ltd. ("Noga"), a company in receivership, 30,772,729 shares (307,727 shares after the February 2007 reverse-split) of our Common Stock, constituting all of the shares of Common Stock owned by Noga (the "Noga Purchase"). The total purchase price for such shares was $60,000, all of which was funded with the Purchaser's own funds. As a result of the Investment and Noga Purchase, MALLC acquired an aggregate of 60,772,729 shares (607,727 shares after the February 2007 reverse split) of Common Stock, representing approximately 55.8 % of our issued and outstanding shares of Common Stock, and approximately 55.1 % of the voting power represented by our issued and outstanding Common Stock, after consummation of the transactions described above and the issuance of 4,473,923 shares (44,739 shares after the February 2007 reverse-split) issued under the Settlement and Release Agreement and additional shares issued to Mr. Riscica described below. Messrs. Joel S. Kanter and Jerome M. Feldman, both of whom serve as directors of our company, and Mr. Kenneth C. Riscica, our Secretary and Treasurer, serve as sole managers of the MALLC, with the ability to vote and dispose of our shares owned by MALLC by majority vote. None of the managers, nor any other affiliates of our company prior to the transaction, has any economic interest in the MALLC and, except as noted above, to our knowledge none of such persons has any other material relationship with the MALLC.

      In connection with and as a condition to consummation of the Noga Purchase and the Investment, we delivered a release in favor of Noga covering certain claims we may have had against Noga. Additionally we agreed to pay $43,200 of the Purchaser's legal costs in connection with the Investment and the Noga Purchase.

      In October 2007, MALLC loaned us $25,000 under a 12% note payable due on January 31, 2007 and bearing interest at 15% thereafter. In January 2007, MALLC loaned us $10,000 under a 12% demand note payable. On May 30, 2007, the Company received an additional $25,000 of proceeds under a note payable to MALLC. Such note matures on September 26, 2007 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

      As a condition to the Investment, we entered into a Settlement and Release Agreement with members of management and former management under which such persons released claims for deferred compensation totaling $113,112 and canceled options to purchase an aggregate of 2,325,000 shares (23,250 shares after the February 2007 reverse-split) of Common Stock, in consideration for the issuance to such individuals of an aggregate of 2,973,923 shares (29,739 shares after the February 2007 reverse-split) of Common Stock. In addition, we granted to Mr. Riscica 1,500,000 shares (15,000 shares after the February 2007 reverse-split) of our Common Stock previously reserved for issuance to him as additional compensation. At the last reported sale price of our Common Stock on October 31, 2005 of $0.005 per share, the shares issued pursuant to the settlement and the additional shares to Mr. Riscica, would be valued at less than $23,000 in the aggregate.

      We believe that all of our directors except Lawrence A. Minkoff, Ph. D. our Chief Executive Officer, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

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

3.1   Restated Certificate of Incorporation of the Company. (1)

3.1(a) Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b) Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.1(c) Certificate of Amendment of Restated Certificate of Incorporation dated
       October 21, 2001. (10)

3.1(d) Certificate of Amendment to the Certificate of Incorporation of small business issuer effecting the reverse stock split. (8) 3.2 By-Laws of the Company. (1)

3.2(a) Amendment to By-Laws of the Company. (2) 4.1 Form of Specimen Class A
       Common Stock Certificate. (2)

10.2 License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.3 Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.4 Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.7 Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)

10.8 January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.9 Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)

10.10 License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)

10.11 Stock Purchase Agreement dated October 31, 2005, between Magna-Lab, Inc. and Magna Acquisition LLC.(7)

10.12 Settlement and Release Agreement dated as of September 29, 2005, by and among Magna-Lab, Inc. and Mr. Minkoff, Mr. Riscica, Mr. Adereth, Mr. Kanter, Mr. Feldman, Mr. Kessler, Mr. Mulvena and Mr. Geisel.(7)

10.13 Release dated October 31, 2005 by Magna-Lab Inc. in favor of Noga Investments in Technology Ltd.(7)

10.14 Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)

10.15 Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 3, 2005.
(8)   Incorporated by reference to Form 8-K filed on March 3, 2007.
(9)   Filed herewith

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $18,000 and $28,000, respectively in the fiscal years ended February 28, 2007 and 2006.

                               AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2007.

                                    TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2007.

                                 ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2007 or February 28, 2006.

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


                                MAGNA-LAB INC.
Dated: June 6, 2007

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

         Signature                                   Title                                 Date
         ---------                                   -----                                 ----

/s/ Lawrence A. Minkoff
-----------------------------
    Lawrence A. Minkoff, Ph.D.         Chairman, President and Chief Scientific
                                       Officer and Director                            June 6, 2007
                                       (principal executive officer)


/s/ Jerome M. Feldman
-----------------------------
    Jerome M. Feldman                  Director                                        June 6, 2007


-----------------------------
    Jonathan Adereth                   Director


/s/ Joel Kanter
-----------------------------
    Joel Kanter                        Director                                        June 6, 2007


  Seymour Kessler
-----------------------------
    Seymour Kessler                    Director