Form 10QSB
period 2007-05-31
MAGNA LAB INC
filed 2007-07-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - July 3, 2007

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

PART I: FINANCIAL INFORMATION

        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                            May 31, 2007 (unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash                                                                                    $     14,000
                                                                                          ------------

     Total current asset                                                                  $     14,000
                                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES:
    Notes payable to a shareholder together with accrued interest                         $     62,000
    Accounts payable (including approximately $68,000 which is payable to the
      Company's President for expenses he paid on the Company's behalf)                        262,000
    Accrued expenses and other current liabilities                                              28,000
                                                                                          ------------
         Total current liabilities                                                             352,000
                                                                                          ------------

  STOCKHOLDERS' DEFICIT:
    Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued              --
    Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
      1,086,025 shares issued and outstanding                                                    1,000
    Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
      18,750 shares issued and 3,304 shares outstanding                                             --
    Capital in excess of par value                                                          27,170,000
    Accumulated deficit                                                                    (27,509,000)
                                                                                          ------------
         Total stockholders' deficit                                                          (338,000)
                                                                                          ------------

       Total liabilities and stockholders' deficit                                        $     14,000
                                                                                          ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2007 and 2006
                                   (unaudited)

                                                       2007            2006
                                                    -----------     -----------

REVENUES                                            $        --     $        --
                                                    -----------     -----------

OPERATING EXPENSES:
  General and administrative                             29,000          32,000
                                                    -----------     -----------

LOSS FROM OPERATIONS                                    (29,000)        (32,000)
                                                    -----------     -----------

OTHER EXPENSE -  Interest expense                         1,000              --
                                                    -----------     -----------

NET LOSS                                            $   (30,000)    $   (32,000)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                    1,089,000         744,600
                                                    ===========     ===========

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                 $     (0.03)    $     (0.04)
                                                    ===========     ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended May 31, 2007 and 2006
                                   (unaudited)

                                                                         2007         2006
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(30,000)    $(32,000)
  Adjustments to reconcile net loss to net cash used in operations:
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                  4,000        9,000
       Accounts payable, accrued liabilities and all other               10,000       (1,000)
                                                                       --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                   (16,000)     (24,000)
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds received from notes payable to shareholder                 25,000           --
      Payment of notes payable                                           (1,000)          --
                                                                       --------     --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                           24,000           --
                                                                       --------     --------

NET INCREASE (DECREASE) IN CASH                                           8,000      (24,000)
CASH:

  Beginning of period                                                     6,000       49,000
                                                                       --------     --------
  End of period                                                        $ 14,000     $ 25,000
                                                                       ========     ========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
   None

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the three months ended May 31, 2007
                                   (unaudited)

                                                          Common Stock
                                  ---------------------------------------------------------     Capital in
                                          Class A                          Class B                Excess
                                  ---------------------------------------------------------       of Par       Accumulated
                                   Shares         Amount             Shares       Amount           Value         Deficit
                                  -----------------------------------------------------------------------------------------
BALANCES, February 28, 2007       1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,479,000)

NET LOSS                                 --              --              --              --              --         (30,000)
                                  -----------------------------------------------------------------------------------------
BALANCES, May 31, 2007            1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,509,000)
                                  =========================================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab In. and its wholly owned subsidiary, Cardiac MRI, Inc. (the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2007.

On November 17, 2006, the shareholders of the Company approved the 1 for 100 reverse-split of the Company's Class A and Class B common stock. The common shares and amounts (including per share amounts) in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the reverse-split for all periods presented.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities - The Company is focused on engaging in a "reverse merger" transaction with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital and continuing its public reporting.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2007, the Company had approximately $14,000 in cash and approximately $338,000 in negative working capital and stockholders' deficit. For the three months ended May 31, 2007, the Company had a net loss of approximately $30,000 and utilized approximately $16,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2007. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2007. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - LOSS PER COMMON SHARE:

Net loss per common share is computed as net loss applicable to common shareholders divided by the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net income per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted
(loss) per share was the same for all periods presented.

NOTE 4 - NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $60,000, plus interest accrued. Such notes are due as follows: $25,000 on January 27, 2007, $10,000 on May 29, 2007 and $25,000 on September 26, 2007. The notes that are overdue ($35,000) bear interest at 15% subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

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

See also Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2007 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2007 or 2006. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 - STOCK BASED COMPENSATION:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company was March 1, 2006 and the Company adopted SFAS No. 123R using the "modified prospective" method. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as the Company has not issued any stock options that would be affected by this pronouncement.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black Scholes option valuation model.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5%; no dividend yield; expected option lives of five to nine years and expected volatility in excess of 200%.

In April 2004, the Board of Directors agreed to reserve 9,000,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.

NOTE 7 - OTHER CONTINGENT LIABILITIES:

The Company has previously been contacted by the New York State Workers Compensation Board ("NYSWCB") assessing penalties for the alleged failure of the Company to maintain Workman's Compensation insurance for certain periods in 2003 as described in the Company's Annual Report on Form 10-KSB. The Company responded, with supporting detail, that it had maintained the required Workman's Compensation insurance during the periods alleged to be in violation. During the three months ended May 31, 2007 the Company was again contacted by the NYSWCB alleging the original approximately $1,500 assessment once again. The Company has responded to NYSWCB and continues to vigorously contest this matter as it maintained the required insurance.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT:

Effective March 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties at March 1, 2007. There was no change to this balance at May 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and

o our significant shareholders and executive officers and directors currently are able, by virtue of their position as managers of Magna Acquisition LLC, a 56% shareholder of the Company, (See Note 4 to the Company's Consolidated Financial Statements in its Annual Report, as well as Item 12. "Certain Relationships and Related Transactions", on Form 10-KSB for the year ended February 28, 2007), to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 28, 2007. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Any investment in our common stock involves a high degree of risk.

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

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 307,727 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. In October 2006 and January 2007 we received an aggregate $35,000 from MALLC under interest bearing notes payable which are now due on demand. On May 30, 2007, the Company received an aggregate $25,000 of proceeds under a note payable to this shareholder. Such note matures on September 26, 2007 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Plan of Operations and Liquidity

      At May 31, 2007, we had approximately $14,000 in cash and our working capital deficit and stockholders' deficit were both approximately $338,000. We continue to lose money. Net loss for the three months ended May 31, 2007 was approximately $30,000 and cash used during the three months totaled approximately $16,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our cash and public reporting to the extent possible and to raise capital, which is needed. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $68,000 on our behalf through May 31, 2007 to fund the continued protection of certain of such intellectual property rights. Additionally, approximately $22,000 is owed to intellectual property counsel and it is unclear whether such payments will continue to be made by the Chairman and President to fund these expenditures that we can no longer fund. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including possibly terminating our public reporting status.

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


                                    MAGNA-LAB INC.
                              ---------------------------
                                     (Registrant)

Date: July 12, 2007


                          By: /s/ Lawrence A. Minkoff
                              ---------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica
                              ---------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
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