Form 10QSB
period 2007-08-31
MAGNA LAB INC
filed 2007-10-04
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: August 31, 2007

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 1, 2007

            Class A Common Stock, $.001 Par Value         1,086,025
            -------------------------------------         ---------

            Class B Common Stock, $.001 Par Value             3,304
            -------------------------------------         ---------
                           Class                             Shares

    Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

         ITEM 1. - FINANCIAL STATEMENTS

            CONDENSED CONSOLIDATED BALANCE SHEET                            1

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                 2

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                 3

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT       4

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS          5 - 7

         ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                   OF OPERATION                                           8 - 9

         ITEM 3 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES          10

PART II - OTHER INFORMATION

         ITEM 6 - EXHIBITS                                                  10

SIGNATURES                                                                  11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 August 31, 2007
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                              $      1,000
  Prepaid expenses                                                                        10,000
                                                                                    ------------

     Total current assets                                                           $     11,000
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable to a shareholder together with accrued interest                     $     65,000
  Accounts payable (including approximately $68,000 which is payable to the
    Company's President for expenses he paid on the Company's behalf)                    305,000
  Accrued expenses and other current liabilities                                          22,000
                                                                                    ------------
       Total current liabilities                                                         392,000
                                                                                    ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued - Common stock, Class A, par value $.001 per share, 120,000,000
    shares authorized, 1,086,025 shares issued and outstanding                             1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
    18,750 shares issued and 3,304 shares outstanding                                         --
  Capital in excess of par value                                                      27,170,000
  Accumulated deficit                                                                (27,552,000)
                                                                                    ------------
    Total stockholders' deficit                                                         (381,000)
                                                                                    ------------

    Total liabilities and stockholders' deficit                                     $     11,000
                                                                                    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2007 and 2006
                                   (unaudited)

                                        Three months ended               Six months ended
                                        ------------------               ----------------
                                            August 31,                      August 31,
                                            ----------                      ----------

                                       2007            2006            2007            2006
                                    -----------------------------------------------------------
REVENUES                            $        --     $        --     $        --     $        --
                                    -----------     -----------     -----------     -----------

OPERATING  EXPENSES:
  General and administrative             41,000          25,000          70,000          57,000
                                    -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                    (41,000)        (25,000)        (70,000)        (57,000)
                                    -----------     -----------     -----------     -----------

OTHER EXPENSE - Interest expense          2,000              --           3,000              --
                                    -----------     -----------     -----------     -----------

NET LOSS                            $   (43,000)    $   (25,000)    $   (73,000)    $   (57,000)
                                    ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING,
 BASIC AND DILUTED                    1,089,000       1,089,000       1,089,000       1,089,000
                                    ===========     ===========     ===========     ===========

NET LOSS PER SHARE,
 BASIC AND DILUTED                  $     (0.04)    $     (0.02)    $     (0.07)    $     (0.05)
                                    ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended August 31, 2007 and 2006
                                   (unaudited)

                                                                         2007         2006
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(73,000)    $(57,000)
                                                                       --------     --------
  Adjustments to reconcile net loss to net cash used in operations:
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                 (6,000)      (7,000)
       Accounts payable, accrued liabilities and all other               49,000       18,000
                                                                       --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                   (30,000)     (46,000)
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received from notes payable to shareholder                   25,000           --
                                                                       --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                25,000           --
                                                                       --------     --------

NET (DECREASE) IN CASH                                                   (5,000)     (46,000)
CASH:
  Beginning of period                                                     6,000       49,000
                                                                       --------     --------
  End of period                                                        $  1,000     $  3,000
                                                                       ========     ========

SUPPLEMENTAL INFORMATION ON NON-CASH TRANSACTIONS
  Note payable used to finance insurance                               $ 10,000     $ 16,000
                                                                       ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the six months ended August 31, 2007
                                   (unaudited)

                                                          Common Stock
                                  ---------------------------------------------------------     Capital in
                                          Class A                          Class B                Excess
                                  ---------------------------------------------------------       of Par       Accumulated
                                   Shares         Amount             Shares       Amount           Value         Deficit
                                  -----------------------------------------------------------------------------------------

BALANCES, February 28, 2007       1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,479,000)

NET LOSS                                 --              --              --              --              --         (73,000)
                                  -----------------------------------------------------------------------------------------
BALANCES, August 31, 2007         1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,552,000)
                                  =========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The accompanying condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 28, 2007. Certain reclassifications have been made to the prior year Condensed Consolidated Statement of Cash Flows to conform to the current period presentation.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2007, the Company had approximately $1,000 in cash and approximately $381,000 in negative working capital and stockholders' deficit. As discussed further in Note 4, our principal shareholder loaned us $10,000 on September 5, 2007. For the six months ended August 31, 2007, the Company had a net loss of approximately $73,000 and utilized approximately $30,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2007. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2007. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise sufficient capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - LOSS PER COMMON SHARE:

Net loss per common share is computed as net loss applicable to common shareholders divided by the weighted average number of Class A Common and Class B Common shares outstanding. Dilutive options and warrants outstanding would be considered in the computation of net income per share under the treasury stock method when their effect is to reduce reported net loss per share. Since the effect of outstanding options is antidilutive, they have been excluded from the Company's computation of net loss per common share. Therefore, basic and diluted
(loss) per share was the same for all periods presented.

NOTE 4 - NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $60,000, plus interest accrued. Such notes are due as follows: $25,000 on January 27, 2007, $10,000 on May 29, 2007 and $25,000 on September 26, 2007. The notes that are overdue ($35,000) bear interest at 15% subsequent to their maturity date. On September 5, 2007, this shareholder loaned an additional $10,000 to the Company under a note payable on January 3, 2008 and bearing 12% interest. The Company intends to make a proposal to this principal shareholder to convert all of the amounts outstanding to it (including overdue amounts) into common stock of the Company.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights. Such payments are no longer being made and any negative impact on our intellectual property has not been determined. Accounts payable also includes approximately $90,000 from professional service firms that have ceased providing services to the Company approximately four years ago and include amounts charged for services that the Company would dispute. Very limited or no collection activity has occurred to date.

See also Notes 3 and 7 to consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 28, 2007 (and prior such Annual Reports) for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the six months ended August 31, 2007 or 2006. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

NOTE 7 - OTHER CONTINGENT LIABILITIES:

The Company has previously been contacted by the New York State Workers Compensation Board ("NYSWCB") assessing penalties for the alleged failure of the Company to maintain Workman's Compensation insurance for certain periods in 2003 as described in the Company's Annual Report on Form 10-KSB. The Company responded, with supporting detail, that it had maintained the required Workman's Compensation insurance during the periods alleged to be in violation. During the six months ended August 31, 2007 the Company was again contacted by the NYSWCB alleging the original approximately $1,500 assessment once again and a judgment was entered against the Company in July 2007 related to this matter. The Company has responded to NYSWCB vigorously contesting this matter and on August 6, 2007, the NYSWCB issued a Satisfaction of Judgment in favor of the Company resolving this matter.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT:

Effective March 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties at March 1, 2007. There was no change to this balance at August 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. We do not have any commitments to merge with any company, though we are in active negotiations which could soon result in our entry into a definitive merger agreement. There is no assurance that these, or any, discussions will result in a definitive merger agreement.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 307,727 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters. In October 2006 and January 2007 we received an aggregate $35,000 from MALLC under interest bearing notes payable which are now in default and bear a default interest rate of 15%. On May 30, 2007, the Company received an aggregate $25,000 of proceeds under a note payable to this shareholder. Such note matures on September 26, 2007 and bears interest at 12% per year. On September 5, 2007, the Company received an additional aggregate $10,000 under a note payable to this shareholder. Such note matures on January 3, 2008 and bears interest at 12% per year. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to it (including overdue amounts) into common stock of the Company.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Plan of Operations and Liquidity

      At August 31, 2007, we had approximately $1,000 in cash and our working capital deficit and stockholders' deficit were both approximately $381,000. As discussed further in Note 4, our principal shareholder loaned us $10,000 on September 5, 2007. We continue to lose money. Net loss for the six months ended August 31, 2007 was approximately $73,000 and cash used during the six months totaled approximately $30,000.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy and to continue to take actions to preserve our cash and public reporting to the extent possible and to raise capital, which is needed. Our cash resources have been insufficient to preserve certain intellectual property rights associated with our cardiac diagnostic technology. However, our Chairman and President has expended approximately $68,000 on our behalf through August 31, 2007 to fund the continued protection of certain of such intellectual property rights. Those payments have ceased and the negative effect on our intellectual property has not been determined. Additionally, we believe that approximately $38,000 is owed to intellectual property counsel. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced compensation and expenditure levels. As such, we may have to take further measures or cease activities altogether, including possibly terminating our public reporting status.

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

     -------------------------------------

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis or Plan of Operation - Overview, Background and History, $35,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $35,000 principal amount of notes payable to them that were issued subsequent to the above defaults.

Item 5. Other Information

      In September 2007, the Company borrowed $10,000 from MALLC at an interest rate of 12% per year, principal and interest due and payable 120 days thereafter. For a description of other borrowings from and transactions with MALLC, see Note 4 to Condensed Consolidated Financial Statements.

Item 6. - Exhibits

      10.16 Note Payable to Magna Acquisition LLC. dated September 5, 2007

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

                                       MAGNA-LAB INC.
                              --------------------------------
                                        (Registrant)


Date:  October 3, 2007    By: /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica
                              --------------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  No.                              Description
------                             -----------

10.16 Note Payable to Magna Acquisition LLC. dated September 5, 2007

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