Form 10KSB
period 2008-02-29
MAGNA LAB INC
filed 2008-06-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended          Commission file number 0-21320
             February 29, 2008

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most recent fiscal year ended February 29, 2008:
$  0.

The aggregate market value on May 28, 2008 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 50,000

As of May 28, 2008, 1,086,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

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

      On March 1, 2007, we effected a 1 for 100 reverse stock split of our common stock. All share references herein give retroactive effect to the reverse split.

ITEM 1. Description of Business

      Overview

      We are currently a "shell company" with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We no longer have any full-time employees and our principal executive and financial officers serve on a part-time consulting basis.

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years and are presently in discussion with a potential candidate we have no commitments to merge with any company at the present time.

      In November 2006 the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares will be rounded up to the next full share.

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company. Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology, Ltd. ("Noga"), a company in receivership, 307,727 shares of the Company's Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

      Our principal shareholder, MALLC has been responsible for substantially all of our funding during the past few years. During the two years ended February 29, 2008, MALLC loaned us an aggregate $85,000 under a series of promissory that mature 120 days from issuance. Such notes are unsecured and mature by their terms 120 days from issuance. At February 29, 2008, $80,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On March 26, 2008 and June 9, 2008, MALLC loaned us an additional $5,000 and $30,000, respectively, on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 12. Certain Relationships and Related Transactions and Director Independence.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Historical Activities

      We developed two products, Illuminator Probe(TM) and Illuminator Surface Coil,(TM) that were intended to provide a non-invasive means for imaging the heart in conjunction with existing MRI systems. These products were approved for marketing by the United States Food and Drug Administration ("FDA") in 2001 based on animal studies. Since that time and until 2002, we devoted significant resources to performing additional development and clinical work necessary to support acceptance of such products in the marketplace. Prior to completion of such activities, we encountered cash constraints and were not able to raise the necessary capital to fund these activities. Our development and marketing activities were funded by approximately $10 million of private equity received during the three fiscal years ended February 28, 2002, approximately 75% of which came from Noga Investments in Technology, Ltd ("Noga") who then became our principal shareholder. In late 2002 and early 2003, we learned that Noga had been placed in receivership and had no ability to provide anticipated further funding. Later in 2003, we learned that Noga was being liquidated.

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

      Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to refocus our efforts to the cardiac medical device line of business described above.

      Through assignment and license, we have acquired all of the commercial rights to U.S. and certain corresponding foreign patents relating to our MRI technologies. See Note 3 to Consolidated Financial Statements regarding payments advanced by Dr. Minkoff, which payments ceased in 2007, in an attempt to preserve such proprietary rights which the Company can no longer pay (see also
Item 12. Certain Relationships and Related Transactions and Director Independence). As such, we have been unable to continue to preserve any of these patent rights and we currently believe that they will not generate any value for the Company.

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

      We have incurred significant net losses since our inception. Our net loss was $80,000 (after a non-recurring gain of approximately $93,000) and $114,000 for the fiscal years ended February 29, 2008 and February 28, 2007, respectively. Our accumulated deficit since our inception in 1992 was $27,556,000 at February 29, 2008. At February 29, 2008 we had approximately $1,000 of cash and a working capital deficit and shareholders' deficit of approximately ($388,000). Our available cash and working capital at February 29, 2008 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

      If the target business with which we merge requires capital in order to execute its business plan, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

Stock, Stockholder and Charter Related Risks

Our significant shareholder and executive officers and directors may be able to influence matters requiring stockholder approval.

      Our principal shareholder, MALLC, beneficially owns approximately 55% of our outstanding voting power and our executive officers and directors beneficially own approximately 7.4% of our outstanding voting power (also see
Item 10. Executive Compensation Employment/Consulting Agreements). Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote. Because of its high level of stock ownership, and the Board and management representation in its voting power, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

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

      We currently have 1,086,025 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable. The shares held by MALLC are deemed "restricted" or "control" securities, as such terms are defined in the Securities Act of 1933, as amended. As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, some of these securities are currently eligible for sale in the public market and the balance will become eligible for sale in the public market beginning one year following the cessation of our "shell" company status pursuant to consummation of a business combination and our filing of required public disclosure in connection therewith, provided in each case that the seller, so long as it remains an affiliate of the Company, complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

      Our shares are traded on the OTC Bulletin Board under the symbol "MAGAA." Trading in our shares has generally been inactive. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

Item 2. Description of Property

      We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in September 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended February 29, 2008.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years. The source for the high and low bid information is publicly available charts on www.otcbb.com. All prices below reflect the stock split which became effective on March 1, 2007.

                                          Fiscal Year Ended February 29 or 28,
                                              2008                   2007
                                              ----                   ----
                                         High       Low         High        Low
Class A Common Stock:
First Quarter ended  May 31,            $1.00      $0.40       $0.80       $0.45
Second Quarter ended August 31,         $1.00      $0.40       $1.50       $0.50
Third Quarter ended  November 30,       $0.40      $0.15       $0.50       $0.35
Fourth Quarter ended  February 28,      $0.40      $0.15       $0.70       $0.35

      There is no established public trading market for the Company's Class B Common Stock.

      On May 28, 2008 the closing bid price for the Class A Common Stock was approximately $0.11.

      The Company believes that the number of record holders of the Company's equity securities as of May 28, 2008 is approximately as follows:

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

      In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, we consummated a stock purchase agreement with Magna Acquisition LLC ("MALLC") which resulted in a change of control of our company and, under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga, 307,727 shares of Class A Common Stock, representing all the shares of our company owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

      MALLC has been responsible for substantially all of our funding during the past few years. During the two years ended February 29, 2008, MALLC loaned us an aggregate $85,000 under a series of promissory notes payable that mature 120 days from issuance. At February 29, 2008, $80,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On March 26, 2008 and June 10, 2008, MALLC loaned us an additional $5,000 and $30,000, respectively, on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 11. Certain Relationships and Related Transactions and Director Independence.

      While we have reduced our expenditures, we do not have the cash resources to continue our activities for the next 12 months and we need additional capital. If we are unable to obtain additional capital, we will be unable to continue our efforts and would likely cease all activities including our public reporting. We currently do not have any commitments for new funding or agreements to merge with any company.

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

      Plan of Operations

      At February 29, 2008, we had approximately $1,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($388,000). We continue to lose money. Cash used by operations during the twelve months ended February 29, 2008 totaled approximately $43,000 and we are delinquent on various accounts payable.

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

      Critical Accounting Policies -

      We have identified critical accounting policies that affect our consolidated financial statements. We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principles. They are:

      Use of Estimates, Going Concern Consideration - Our consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fairvalue and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 155 (SFAS 159). This statement permits entities to choose to measure selected assets and liabilities at fair value. SFAS 159 is effective for the Company in its fiscal year beginning March 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

      On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110"). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment". The staff will continue to accept, under certain circumstances, the use of a the simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective for the Company in its fiscal year beginning March 1, 2008. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its consolidated financial statements.

      In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements ("SFAS 160"), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company's consolidated financial statements.

Item 7. Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       11

FINANCIAL STATEMENTS:

         CONSOLIDATED BALANCE SHEET                                           12

         CONSOLIDATED STATEMENTS OF OPERATIONS                                13

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                14

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                     15

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      16 - 20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary (collectively the "Company") as of February 29, 2008, and the related consolidated statements of operations, cash flows and stockholders' deficit for the two year period ended February 29, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 29, 2008, and the results of their operations and their cash flows for the two year period ended February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Furthermore, the Company's cash and working capital positions as of February 29, 2008 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 11, 2008

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                February 29, 2008

                                               ASSETS

CURRENT ASSETS:
  Cash                                                                                       $      1,000
  Prepaid expense                                                                                   3,000
                                                                                             ------------
       Total current assets                                                                  $      4,000
                                                                                             ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable and accrued interest payable to a shareholder                               $     95,000
  Accounts payable (including approximately $68,000 which is payable to the
    Company's President for expenses he paid on the Company's behalf)                             264,000
  Accrued expenses and other current liabilities                                                   33,000
                                                                                             ------------
       Total current liabilities                                                                  392,000
                                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued                   --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
     1,086,025 shares issued and outstanding                                                        1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
     18,750 shares issued and 3,304 shares outstanding                                                 --
  Capital-in-excess of par value                                                               27,170,000
  Accumulated deficit                                                                         (27,559,000)
                                                                                             ------------
       Total stockholders' deficit                                                               (388,000)
                                                                                             ------------

                                                                                             $      4,000
                                                                                             ============

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 29, 2008 and February 28, 2007

                                                        2008            2007
                                                    -----------     -----------
REVENUES                                            $        --     $        --
                                                    -----------     -----------

OPERATING EXPENSES:
  Selling, general and administrative                   164,000         113,000
  Reversal of liabilities no longer required            (93,000)             --
                                                    -----------     -----------
                                                         71,000         113,000
                                                    -----------     -----------

LOSS FROM OPERATIONS                                    (71,000)       (113,000)
                                                    -----------     -----------

OTHER EXPENSE -  Interest expense                         9,000           1,000
                                                    -----------     -----------

NET LOSS                                            $   (80,000)    $  (114,000)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  1,089,000       1,089,000
                                                    ===========     ===========

NET LOSS PER SHARE, basic and diluted               $     (0.07)    $     (0.10)
                                                    ===========     ===========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 29, 2008 and February 28, 2007

                                                                                       2008          2007
                                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (80,000)    $(114,000)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Reversal of liabilities no longer required                                        (93,000)           --
    Changes in operating assets and liabilities:
     Prepaids and other assets                                                          1,000         5,000
     Accounts payable, accrued expenses and other current liabilities                 129,000        54,000
                                                                                    ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                                 (43,000)      (55,000)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds received from  notes payable                                              50,000        35,000
    Payments of notes payable                                                         (12,000)      (23,000)
                                                                                    ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              38,000        12,000

NET DECREASE IN CASH                                                                   (5,000)      (43,000)
                                                                                    ---------     ---------

CASH:
  Beginning of year                                                                     6,000        49,000
                                                                                    ---------     ---------
  End of year                                                                       $   1,000     $   6,000
                                                                                    =========     =========

SUPPLEMENTAl SCHEDULE ON NON-CASH FINANCING ACTITVITIES

    Notes payable issued for insurance                                              $  12,000     $  25,000
                                                                                    =========     =========

    Amount paid by an unrelated third party to satisfy an account payable           $  17,000     $      --
                                                                                    =========     =========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               Years Ended February 29, 2008 and February 28, 2007

                                                                      Common Stock
                                               ----------------------------------------------------    Capital-in-
                                                        Class A                        Class B            Excess
                                               ----------------------             -----------------       of Par        Accumulated
                                                 Shares        Amount             Shares     Amount        Value          Deficit
                                               ------------------------------------------------------------------------------------
BALANCES, February 28, 2006                    1,086,025    $      1,000           3,304    $    --    $ 27,170,000    $(27,365,000)

NET LOSS                                              --              --              --         --              --        (114,000)
                                               ------------------------------------------------------------------------------------

BALANCES, February 28, 2007                    1,086,025           1,000           3,304         --      27,170,000     (27,479,000)

NET LOSS                                              --              --              --         --              --         (80,000)

BALANCES, February 29, 2008                    1,086,025    $      1,000           3,304    $    --    $ 27,170,000    $(27,559,000)
                                               ====================================================================================

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND GOING CONCERN:

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 29, 2008, the Company had approximately $1,000 in cash and approximately $388,000 in negative working capital and stockholders' deficit. For the year ended February 29, 2008, the Company had a net loss of approximately $80,000 and utilized approximately $43,000 in cash for operations. Further, losses are continuing subsequent to February 29, 2008. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2008. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation - The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes - The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income taxes." The Company uses the asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The adoption of FIN 48 at inception did not have a significant effect on the Company's consolidated balance sheet or statement of operations.

Net Loss Per Share - The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings per Share." Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding options is antidilutive in the fiscal year ended February 28, 2007, they have been excluded from the Company's computation of net loss per share. In the fiscal year ended February 29, 2008, there are no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 29, 2008 and February 28, 2007.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under Statement of SFAS No. 107 approximate their carrying amounts presented in the consolidated balance sheet at February 29, 2008.

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

Stock-Based Compensation - Prior to March 1, 2006, the Company used the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock compensation. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The effective date of SFAS No. 123R for the Company is March 1, 2006. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as all existing options at that date were vested and the Company has not issued any new stock options that would be affected by this pronouncement.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf in an attempt to preserve certain intellectual property rights. This officer has ceased making such payments and, as such, the underlying intellectual property may be or become compromised.

At February 29, 2008, the Company wrote-off accounts payable of approximately $90,000 that was invoiced by two professional service firms that ceased providing services to the Company in approximately February 2002. The amounts written off include amounts charged for services that the Company would have disputed. Due to the passage of time and very limited or no collection activity for a substantial period of time, the Company believes that the statute of limitations bars these amounts from being collected from the Company.

Accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party is not completed. This party subsequently merged with a thrid party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. Further, the Company is pursuing recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

Accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8). There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 29, 2008 and February 28, 2007. The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time.

NOTE 4 - NOTES PAYABLE - RELATED PARTY:

During the two years ended February 29, 2008, the Company has received an aggregate $85,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC ("MALLC"). Such notes are unsecured and mature, by their terms, 120 days from issuance. At February 29, 2008, $80,000 face amount of such notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. Interest expense on such notes aggregated approximately $9,000 and $1,000 in the years ended February 29, 2008 and February 28, 2007, respectively. On March 26, 2008 and June 10, 2008, MALLC loaned an additional $5,000 and $30,000, respectively, to the Company on the same terms as above.

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

Reverse stock split - On November 17, 2006, the stockholders of the Company approved a 1 for 100 reverse-split of the Company's Class A and Class B common stock. Such reverse stock split became effective on March 1, 2007. Fractional shares will be rounded up to the next whole share. The common shares and amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse-split for all periods presented.

Principal shareholder and related party relationship - In a series of transactions consummated on October 31, 2005, MALLC acquired an aggregate of 607,727 shares of Common Stock, representing approximately 56 % of the Company's issued and outstanding shares of Common Stock, and approximately 55 % of the voting power represented by the Company's issued and outstanding Common Stock, after consummation of the transactions described above. Two directors of the Company and the Company's Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of such shares owned by MALLC by majority vote.

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

During the fiscal year ended February 28, 2007, the remaining options outstanding to purchase 12,500 shares of common stock under the plan, exercisable at $49.00 per share (post reverse split) and vested, expired unexercised. There were no options granted or cancelled in either of the fiscal years ended February 29, 2008 or February 28, 2007 and there are no more options outstanding and the Option Plan is now expired.

NOTE 6 - INCOME TAXES:

At February 29, 2008, the Company had net operating loss carryforwards of approximately $27.6 million to offset future income subject to tax and approximately $441,000 of research tax credits available to offset future taxes payable. These resulted in an estimated $8.6 million of federal and $2.5 million of state deferred tax assets at February 29, 2008. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company's consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits. The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005. Such carryforwards and credits expire between 2008 and 2026.

NOTE 7 - OTHER MATTERS:

Property and equipment - The Company has no material undepreciated property and equipment.

Rent expense - Rent expense for each of the fiscal years ended February 29, 2008 and February 28, 2007 was approximately $11,000 and $16,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Employment agreement - In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims and no further activity as occurred in the fiscal year ended February 29, 2008.

Litigation - The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes does not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company's creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner as described more fully in the Company's Form's 10-KSB for prior years'. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 29, 2008, and recent activity, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

      NONE

Item 8A(T). Controls and Procedures

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

      (b) Management's report on internal controls over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2008.

      (c) Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

      (d) Attestation Report. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 8B. Other Information

      In March 2008, the Company borrowed on an unsecured basis an aggregate $5,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter. For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

      The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

          Name                 Age          Positions with the Company
          ----                 ---          --------------------------

Lawrence A. Minkoff, Ph.D.     58      Chairman of the Board, President,
                                       Chief Scientific Officer and Director
Kenneth C. Riscica             54      Treasurer and Secretary
J. M. Feldman                  63      Vice President and Director
Jonathan Adereth               61      Director
Joel Kanter (1)(2)             51      Director
Seymour Kessler (1)(2)         76      Director

----------
(1)   Member of the Compensation Committee
(2)   Member of the Audit Committee

      Lawrence A. Minkoff, Ph.D., our founder, is presently our Chairman of the Board, President and Chief Scientific Officer and, since May 1, 2004, our Principal Executive Officer. He has served in various executive capacities with our company since inception in February 1991. Dr. Minkoff ceased being a full time employee of the Company on November 1, 2004 and currently devotes time as required to our affairs. Beginning in May 2006, Dr. Minkoff became a full time employee of Fonar Corporation, a publicly traded company. Dr. Minkoff is one of the pioneers in the field of MRI technology.

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

      Jerome M. Feldman has been a Director of our company since January 2000. Since 2002 Mr. Feldman has been a financial advisor employed by Capital Solutions Group.

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

Code of Ethics

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

Item 10. Executive Compensation.

      During the fiscal year ended February 29, 2008, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors, and our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

      There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 29, 2008.

      In April 2004, the Board of Directors agreed to reserve 90,000 shares of our class A common stock for issuance to members of management and the Board as incentive compensation in connection with their efforts directed at contracting a financing or merger or other transaction. The actual award, if any, would be determined once a transaction has been identified, reviewed by the Board, recommended for action and definitive agreements are executed.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth information regarding the beneficial ownership of our common stock as of May 28, 2008. The table includes:

      o     each of our directors and Named Executive Officers;
      o     all of our directors and executive officers as a group; and
      o each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

                                                                        Number of Shares
                                                                          Beneficially       Percentage of
              Name and Address                      Class of Common         Owned(3)         Total Voting
           of Beneficial Owner (1)                      Stock (2)                            Power (2)(3)
           -----------------------                  ---------------     ----------------     ------------
Magna Acquisition LLC (6)                               Class A             607,727              55.1%
Kenneth C. Riscica (4)(6)(7)                            Class A              21,102              1.9%
Lawrence A. Minkoff, Ph.D. (4)(7)                       Class A               7,823
                                                        Class B               2,389
                                                                             ------
                                                                             10,212              1.8%
                                                                             ------
Jonathan Adereth (4)(7)                                 Class A               2,086              0.2%
Joel Kanter (4)(6)(6)(7)                                Class A               3,320              0.3%
J.M. Feldman (4)(6)(7)                                  Class A               1,581              0.1%
Seymour Kessler (4)(7)                                  Class A               1.420              0.1%
All Executive Officers and Directors as a Group         Class A              37,151
(6 persons)                                                                  ------
                                                        Class B               2,389
                                                                             ------
                                                                             39,540              7.2%
                                                                             ------              ----

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

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 1,086,025 shares of Class A common stock and 3,304 shares of Class B common stock outstanding at May 28, 2008.
(4) The address for Messrs. Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
(6) The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.
(7) Does not include an aggregate of 90,000 shares which have been reserved for possible issuance to our directors and management in the event that their efforts result in board approval of a definitive merger transaction.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

                               Number of securities to be issued       Weighted average exercise
                                 upon exercise of outstanding        price of outstanding options,    Number of securities remaining
       Plan Category             options, warrants and rights            warrants and rights           available for future issuance
       -------------           ---------------------------------     -----------------------------    ------------------------------
                                              (a)                                 (b)                               (c)
                               -----------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                        0                                 $0.00                              -0-

Equity compensation plans
not approved by security
holders                                        -                                   $0                             90,000
                               -----------------------------------------------------------------------------------------------------

Total                                          0                                 $0.00                            90,000*
                               =====================================================================================================

----------
* Reflects shares which have been reserved for possible issuance to our directors and management in the event that their efforts result in board approval of a definitive merger transaction.

Item 12. Certain Relationships and Related Transactions, and Director
Independence

      At February 29, 2008, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company's intellectual property counsel on behalf of the Company in an attempt to preserve intellectual property rights of the Company. The Company has recorded this as an amount payable to Dr. Minkoff.

      Since October 2007, our principal shareholder, MALLC, has loaned has loaned us an aggregate $120,000 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

      -     October 2007, $25,000
      -     January 2007, $10,000
      -     May 2007, $25,000
      -     September 2007, $10,000
      -     October 2007, $10,000
      -     January 2008, $5,000
      -     March 2008, $5,000 and
      -     June 2008, $30,000

      At May 28, 2008, $85,000 of such notes are overdue and therefore payable on demand. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

      In October 2007, MALLC guaranteed our payment of approximately $18,000 to a third party that paid certain of the Compamy's expenses in connection with discussions of a proposed merger.

      In April 2004, our Board of Directors agreed to reserve 90,000 shares of our class A common stock for issuance to members of management and the Board as incentive compensation in connection with their efforts directed at contracting a financing or merger or other transaction. The actual award, if any, would be determined once a transaction has been identified, reviewed by the Board, recommended for action and definitive agreements are executed.

      We believe that all of our directors except Lawrence A. Minkoff, Ph. D. our Chief Executive Officer, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

Item 13. Exhibits

Exhibit No.                        Description
-----------                        -----------

   3.1      Restated Certificate of Incorporation of the Company. (1)
   3.1(a)   Form of Certificate of Amendment to Restated Certificate of
            Incorporation of the Company. (2)
   3.1(b)   Certificate of Amendment of Restated Certificate of Incorporation.
            (3)
   3.1(c)   Certificate of Amendment of Restated Certificate of Incorporation
            dated October 21, 2001. (10)
   3.1(d)   Certificate of Amendment to the Certificate of Incorporation
            effecting the reverse stock split. (8)
   3.2      By-Laws of the Company. (1)
   3.2(a)   Amendment to By-Laws of the Company. (2)
   4.1      Form of Specimen Class A Common Stock Certificate. (2)
  10.2      License Agreement, dated February 28, 1992, between the Company and
            Dr. Lawrence A. Minkoff. (1)
  10.3      Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
  10.4      Assignment from Dr. Lawrence Minkoff to the Company dated December
            22, 1992. (1)
  10.7      Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City
            University of New York. (4)
  10.8      January 24, 2000 letter amendment to Collaborative Research
            Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
  10.9      Form of April 14, 2000 letter amendment to Collaborative Research
            Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
  10.10     License Agreement between the Mount Sinai School of Medicine of New
            York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
  10.11     Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
  10.12     Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
  10.13     Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
  10.14     Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
  10.15     Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
  10.16     Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
  10.17     Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
  31.1      Certification of Principal Executive Officer pursuant to Exchange
            Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002. (9)
  31.2      Certification of Principal Financial Officer pursuant to Exchange
            Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002. (9)
  32.1      Certification of Principal Executive Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
  32.2      Certification of Principal Financial Officer pursuant to 18 U.S.C.
            1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)   Intentionally omitted.
(8)   Incorporated by reference to Form 8-K filed on March 3, 2007.
(9) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12)  Filed herewith

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $18,000 and $18,000, in the fiscal years ended February 29, 2008 and February 28, 2007, respectively.

                               AUDIT-RELATED FEES

      There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 29, 2008.

                                    TAX FEES

      There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 29, 2008.

                                 ALL OTHER FEES

      No other fees were billed by Rothstein Kass for either of the fiscal years ended February 29, 2008 or February 28, 2007.

      Periodically, generally annually, the Company's principal independent auditor, Rothstein Kass & Company, P.C., presents to the Company its estimate of its fees for the coming year. This estimate is reviewed and approved by the Audit Committee of the Board of Directors. The Company generally does not routinely procure non-audit services from Rothstein Kass & Company P.C., however, such services would currently require the pre-approval of the Audit Committee.

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

                                MAGNA-LAB INC.
Dated: June 11, 2008


                                By: /s/ Lawrence A. Minkoff
                                    -------------------------------------------
                                Lawrence A. Minkoff
                                Chairman, President and Chief Scientific Officer (principal executive officer)


                                By: /s/ Kenneth C. Riscica
                                    -------------------------------------------
                                Treasurer and Secretary (principal financial
                                and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                 Date
         ---------                                   -----                                 ----


/s/ Lawrence A. Minkoff
------------------------------
    Lawrence A. Minkoff, Ph.D.         Chairman, President and Chief Scientific
                                       Officer and Director                            June 11, 2008
                                       (principal executive officer)


/s/ Jerome M. Feldman
------------------------------
    Jerome M. Feldman                  Director                                        June 11, 2008


------------------------------
    Jonathan Adereth                   Director


/s/ Joel Kanter
------------------------------
    Joel Kanter                        Director                                        June 11, 2008


/s/ Seymour Kessler
------------------------------
    Seymour Kessler                    Director