Form 10-Q
period 2008-05-31
MAGNA LAB INC
filed 2008-07-03
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: May 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

                         Commission File Number 0-21320

                                 Magna-Lab Inc.
                                 --------------
      (Exact name of smaller reporting company as specified in its charter)

             New York                                  11-3074326
 ---------------------------------          ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)

              6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791
              ----------------------------------------------------
              (Address of principal executive offices and Zip code)

                                 (516) 393 5874
                 -----------------------------------------------
                 (Issuer's telephone number including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer  |_|                         Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - July 1, 2008

Class A Common Stock, $.001 Par Value                             1,086,025
-------------------------------------                         ------------------
Class B Common Stock, $.001 Par Value                                 3,304
-------------------------------------                         ------------------
               Class                                               Shares

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION

    Item 1. - Financial Statements

         Condensed Consolidated Balance Sheets                               1

         Condensed Consolidated Statements of Operations                     2

         Condensed Consolidated Statements of Cash Flows                     3

         Condensed Consolidated Statement of Stockholders' Deficit           4

         Notes to Condensed Consolidated Financial Statements              5 - 7

    Item 2. - Management's Discussion and Analysis of
                Financial Condition And Results of Operations              8 - 9

    Item 3. - Quantitative and Qualitative Disclosures about Market Risk     9

    Item 4T - Controls and Procedures                                        10

PART II - OTHER INFORMATION

    Item 1A. - Risk Factors                                                  10

    Item 3 - Defaults Upon Senior Securities                                 11

    Item 6 - Exhibits                                                        11

SIGNATURES                                                                   11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                May 31,       February 29,
                                                                                 2008             2008
                                                                             ------------     ------------
                                                                              (unaudited)
CURRENT ASSETS:
      Cash                                                                   $      2,000     $      1,000
      Prepaid expense                                                                  --            3,000
                                                                             ------------     ------------

      Total current assets                                                   $      2,000     $      4,000
                                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and accrued interest payable to a shareholder                $    104,000     $     95,000
  Accounts payable (including approximately $68,000 which is payable to
    the Company's President for expenses he paid on the Company's behalf)         273,000          264,000
  Accrued expenses and other current liabilities                                   39,000           33,000
                                                                             ------------     ------------
       Total current liabilities                                                  416,000          392,000
                                                                             ------------     ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
     none issued                                                                       --               --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares
     authorized, 1,086,025 shares issued and outstanding                            1,000            1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares
     authorized, 18,750 shares issued and 3,304 shares outstanding                     --               --
  Capital in excess of par value                                               27,170,000       27,170,000
  Accumulated deficit                                                         (27,585,000)     (27,559,000)
                                                                             ------------     ------------
       Total stockholders' deficit                                               (414,000)        (388,000)
                                                                             ------------     ------------

     Total liabilities and stockholders' deficit                             $      2,000     $      4,000
                                                                             ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2008 and 2007
                                   (unaudited)

                                                        2008            2007
                                                    -----------     -----------


REVENUES                                            $        --     $        --
                                                    -----------     -----------

OPERATING EXPENSES:
  General and administrative                             23,000          29,000
                                                    -----------     -----------

LOSS FROM OPERATIONS                                    (23,000)        (29,000)
                                                    -----------     -----------

OTHER EXPENSE - Interest expense                          3,000           1,000
                                                    -----------     -----------

NET LOSS                                            $   (26,000)    $   (30,000)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                        1,089,000       1,089,000
                                                    ===========     ===========

NET LOSS PER COMMON SHARE,
  basic and diluted                                 $     (0.02)    $     (0.03)
                                                    ===========     ===========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended May 31, 2008 and 2007
                                   (unaudited)

                                                                                   2008         2007
                                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(26,000)    $(30,000)
                                                                                 --------     --------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                            3,000        4,000
       Accounts payable, accrued liabilities and all other                         19,000       10,000
                                                                                 --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                              (4,000)     (16,000)
                                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds received from notes payable to shareholder                           5,000       25,000
      Payment of notes payable                                                         --       (1,000)
                                                                                 --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           5,000       24,000
                                                                                 --------     --------

NET INCREASE IN CASH                                                                1,000        8,000
CASH:
  Beginning of period                                                               1,000        6,000
                                                                                 --------     --------
  End of period                                                                  $  2,000     $ 14,000
                                                                                 ========     ========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2008 (unaudited)

                                                       Common Stock
                               ------------------------------------------------------------     Capital in
                                         Class A                          Class B                 Excess
                               ------------------------------------------------------------       of Par        Accumulated
                                  Shares          Amount          Shares          Amount          Value           Deficit
                               --------------------------------------------------------------------------------------------
BALANCES, February 29, 2008       1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,559,000)

NET LOSS                                 --              --              --              --              --         (26,000)
                               --------------------------------------------------------------------------------------------
BALANCES, May 31, 2008            1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,585,000)
                               ============================================================================================

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-KSB for the year ended February 29, 2008.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2008, the Company had approximately $2,000 in cash and approximately $414,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the three months ended May 31, 2008, the Company had a net loss of approximately $26,000 and utilized approximately $4,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2008. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2008. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings per Share." Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2008 and 2007.

NOTE 4 - NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $90,000, plus approximately $14,000 of interest accrued. Such notes become due 120 days after issuance and, as such, $85,000 principal amount of such notes are overdue at May 31, 2008. The notes that are overdue bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On June 10, 2008, this shareholder loaned the Company an additional $30,000 on the same terms as above.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

Accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party is not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. Further, the Company is pursuing recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2008 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2008 or 2007. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option pricing model.

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

NOTE 7 - RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties at March 1, 2008. There was no change to this balance at May 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement ("SFAS 157"), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date f FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our consolidated non-financial assets and liabilities.

SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establises a three tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. SFAS Non 157 requires the Company to maximize the use of observable inputs and to minimize the use of unobservable inputs in making fair value judgments.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated balance sheet. All securities owned are valued under the first tier of the hierarchy where the assets are measured using quoted prices in active markets.

In March 31, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of SFAS No. 159 did not have any material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our Form 10-KSB for the year ended February 29, 2008 for a discussion of certain known risks; also see Part II, Item 1A.

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

      MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to May 31, 2008, MALLC loaned us an aggregate $90,000 under a series of promissory notes payable that mature 120 days from issuance. At May 31, 2008, $85,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On June 10, 2008, MALLC loaned us an additional $30,000 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition, Liquidity and Capital Resources - At May 31, 2008, we had approximately $2,000 in cash and our working capital deficit and stockholders' deficit were both approximately $414,000. Although MALLC loaned us

$30,000 in June 2008, much of that money was used to pay existing payables and we continue to lose money. Net loss for the three months ended May 31, 2008 was approximately $26,000 and cash used during the three months totaled approximately $4,000.

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

      We currently have no material commitments for capital expenditures.

      Results of Operations - During the three months ended May 31, 2008, our net loss was approximately $26,000 compared to a net loss of approximately $30,000 in the three months ended May 31, 2007. The lower net loss results from lower operating costs, primarily costs associated with the stock split in 2007, offset by higher interest cost resulting from higher debt levels, and higher default interest, in the three months ended May 31, 2008.

      The operating results for the three months ended May 31, 2008 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction.

      Off Balance Sheet Arrangements

      The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

      Critical Accounting Principles -

      We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

      Use of Estimates, Going Concern Consideration - Our condensed consolidated financial statements have been prepared assuming we are a "going concern". We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. Our debt obligations contain interest rates that are fixed and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 4T. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

      There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

      _____________________________________

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Some of these many known risks that affect an investment in our Company (there can be others) include:

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

o we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and

o our significant shareholders and executive officers and directors currently are able, by virtue of their position as managers of Magna Acquisition LLC, a 56% shareholder of the Company, to influence matters requiring stockholder approval and their interests may conflict with those of other shareholders.

      For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-KSB for the year ended February 29, 2008.

Item 3. Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations - Overview, Background and History, $85,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $35,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

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

                                     MAGNA-LAB INC.
                              ----------------------------
                                      (Registrant)

Date: July 3, 2008        By: /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica
                              --------------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

    No.                            Description
-----------                        -----------

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