Form 10-Q
period 2008-08-31
MAGNA LAB INC
filed 2008-10-20
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: August 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 1, 2008

Class A Common Stock, $.001 Par Value                             1,176,025
-------------------------------------                         ------------------
Class B Common Stock, $.001 Par Value                                 3,304
-------------------------------------                         ------------------
               Class                                               Shares

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION

    Item 1. - Financial Statements

         Condensed Consolidated Balance Sheets                               1

         Condensed Consolidated Statements of Operations                     2

         Condensed Consolidated Statements of Cash Flows                     3

         Condensed Consolidated Statement of Stockholders' Deficit           4

         Notes to Condensed Consolidated Financial Statements              5 - 8

    Item 2. - Management's Discussion and Analysis of
                Financial Condition And Results of Operations             9 - 10

    Item 4T - Controls and Procedures                                        11

PART II - OTHER INFORMATION

    Item 1A. - Risk Factors                                                  11

    Item 3 - Defaults Upon Senior Securities                                 12

    Item 5 - Other Information                                               12

    Item 6 - Exhibits                                                        12

SIGNATURES                                                                   12

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                               August 31,     February 29,
                                                                                                 2008             2008
                                                                                             ------------     ------------
                                                                                              (unaudited)
CURRENT ASSETS:
      Cash                                                                                   $      8,000     $      1,000
      Prepaid expense                                                                               8,000            3,000
                                                                                             ------------     ------------

     Total current assets                                                                    $     16,000     $      4,000
                                                                                             ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
      Notes payable and accrued interest payable to a shareholder                            $    139,000     $     95,000
     Accounts payable (including approximately $68,000 which is payable to
       the Company's President for expenses he paid on the Company's behalf)                      320,000          264,000
     Accrued expenses and other current liabilities                                                45,000           33,000
                                                                                             ------------     ------------
          Total current liabilities                                                               504,000          392,000
                                                                                             ------------     ------------

   STOCKHOLDERS' DEFICIT:
     Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
        none issued                                                                                    --               --
     Common stock, Class A, par value $.001 per share, 120,000,000 shares
        authorized, 1,176,025 shares issued and outstanding at August 31,                           1,000            1,000
        2008 and February 29, 2008, respectively
     Common stock, Class B, par value $.001 per share, 3,750,000 shares
        authorized, 18,750 shares issued and 3,304 shares outstanding                                  --               --
     Capital-in-excess of par value                                                            27,180,000       27,170,000
     Accumulated deficit                                                                      (27,669,000)     (27,559,000)
                                                                                             ------------     ------------
          Total stockholders' deficit                                                            (488,000)        (388,000)
                                                                                             ------------     ------------
        Total liabilities and stockholders' deficit                                          $     16,000     $      4,000
                                                                                             ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2008 and 2007
                                   (unaudited)

                                                         Three months ended              Six months ended
                                                             August 31,                     August 31,

                                                       2008            2007            2008            2007
                                                   -----------     -----------     -----------     -----------
REVENUES                                           $        --     $        --     $        --     $        --
                                                   -----------     -----------     -----------     -----------

OPERATING  EXPENSES:
  General and administrative                            79,000          41,000         102,000          70,000
                                                   -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                                   (79,000)        (41,000)       (102,000)        (70,000)
                                                   -----------     -----------     -----------     -----------

OTHER EXPENSE - Interest expense                         5,000           2,000           8,000           3,000
                                                   -----------     -----------     -----------     -----------

NET LOSS                                           $   (84,000)    $   (43,000)    $  (110,000)    $   (73,000)
                                                   ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                   1,127,000       1,089,000       1,104,000       1,089,000
                                                   ===========     ===========     ===========     ===========

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                $     (0.07)    $     (0.04)    $     (0.10)    $     (0.07)
                                                   ===========     ===========     ===========     ===========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended August 31, 2008 and 2007
                                   (unaudited)

                                                                                            2008          2007
                                                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(110,000)    $ (73,000)
                                                                                         ---------     ---------
  Adjustments to reconcile net loss to net cash used in operating activities:
  Stock-based compensation expense                                                          10,000            --
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                                    (5,000)       (6,000)
       Accounts payable, accrued liabilities and all other                                  82,000        49,000
                                                                                         ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                                      (23,000)      (30,000)
                                                                                         ---------     ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Proceeds received from notes payable to shareholder                                   30,000        25,000
                                                                                         ---------     ---------

NET INCREASE (DECREASE) IN CASH                                                              7,000        (5,000)
CASH:
  Beginning of period                                                                        1,000         6,000
                                                                                         ---------     ---------
  End of period                                                                          $   8,000     $   1,000
                                                                                         =========     =========

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
     Note payable used to finance insurance                                              $  11,000     $  10,000
                                                                                         =========     =========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    For the six months ended August 31, 2008

                                                                 Common Stock
                                           --------------------------------------------------------     Capital-in-
                                                    Class A                         Class B               Excess
                                           --------------------------------------------------------       of Par        Accumulated
                                             Shares         Amount           Shares        Amount          Value          Deficit
                                           ----------------------------------------------------------------------------------------
BALANCES, February 29, 2008                1,086,025    $      1,000           3,304    $        --    $ 27,170,000    $(27,559,000)

STOCK-BASED COMPENSATION
   EXPENSE (unaudited)                        90,000              --              --             --          10,000              --

NET LOSS (unaudited)                              --              --              --             --              --        (110,000)

BALANCES, August 31, 2008
   (unaudited)                             1,176,025    $      1,000           3,304    $        --    $ 27,180,000    $(27,669,000)

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2008, the Company had approximately $8,000 in cash and approximately $488,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the six months ended August 31, 2008, the Company had a net loss of approximately $110,000 and utilized approximately $23,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2008. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2008. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings per Share." Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted net loss per share were the same for the three and six month periods ended August 31, 2008 and 2007.

NOTE 4 - NOTES PAYABLE TO SHAREHOLDER:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $120,000, plus approximately $19,000 of interest accrued, including $30,000 borrowed on June 10, 2008. Such notes become due 120 days after issuance and, as such, $90,000 principal amount of such notes are in default at August 31, 2008 as a result of their non-payment when due. The notes that are in default bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

Accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party is not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. Further, the Company has pursued, without success, recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended February 29, 2008 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the six months ended August 31, 2008 or 2007. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 - STOCK-BASED COMPENSATION:

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

In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company's affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., is focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company's stock.

NOTE 7 - RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties at March 1, 2008. There was no change to this balance at August 31, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS No. 157 establishes a three tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. SFAS No. 157 requires the Company to maximize the use of observable inputs and to minimize the use of unobservable inputs in making fair value judgments.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the condensed consolidated balance sheet. All securities owned are valued under the first tier of the hierarchy where the assets are measured using quoted prices in active markets.

In March 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of SFAS No. 159 did not have any material impact on the Company's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the expected effect, if any, SFAS 141(R) will have on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

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

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years we have no commitments to merge with any company at the present time.

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

      MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to August 31, 2008, MALLC loaned us an aggregate $120,000 under a series of promissory notes payable that mature 120 days from issuance, including $30,000 loaned to us during the six months ended August 31, 2008. At August 31, 2008, $90,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition, Liquidity and Capital Resources - At August 31, 2008, we had approximately $8,000 in cash and our working capital deficit and stockholders' deficit were both approximately $488,000. Although MALLC loaned us $30,000 in June 2008, much of that money was used to pay existing payables and we continue to lose money. Net loss for the six months ended August 31, 2008 was approximately $110,000 and cash used in operations during the six months totaled approximately $23,000.

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

      Results of Operations - During the three and six months ended August 31, 2008, our net loss was approximately $84,000 and $110,000, respectively, compared to a net loss of approximately $43,000 and $73,000, respectively, in the three and six months ended August 31, 2007. The higher net loss in the current year three and six months results from approximately $50,000 of costs associated with our negotiation of and entry into a definitive agreement to merge with a target company, which agreement we subsequently terminated due to the counterparty's breach. While the counterparty is obligated to reimburse up to $50,000 of our deal-related expenses, there can be no assurance that we will be successful in recouping such amounts. As such, we have charged such costs to operations. Partly offsetting such increased cost are lower operating costs for occupancy, intellectual property (which costs have ceased) and costs associated with the reverse split of our shares. Higher interest cost results from higher debt levels, and higher default interest, in the three and six months ended August 31, 2008 compared to the three and six months ended August 31, 2007.

      The operating results for the three months ended May 31, 2008 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction as was the instance in the three months ended August 31, 2008.

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

Item 3. Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations - Overview, Background and History, $90,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $30,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

Item 5. - Other Information

      On July 24, 2008 the criteria for issuance of 90,000 shares of class A common stock to management and the Board of Directors was reached and such shares became issuable. See discussion under Note 6 of Notes to Condensed Consolidated Financial Statements. These shares have been offered and sold in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereunder.

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

                                    MAGNA-LAB INC.
                                    --------------
                                     (Registrant)


Date: October 17, 2008    By: /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


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