Form 10-Q
period 2008-11-30
MAGNA LAB INC
filed 2009-01-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: November 30, 2008

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

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               November 30,
                                                                                  2008          February 29,
                                                                               (unaudited)          2008
                                                                               ------------     ------------
CURRENT ASSETS:
  Cash                                                                         $      3,000     $      1,000
  Prepaid expense                                                                     5,000            3,000
                                                                               ------------     ------------
  Total current assets                                                         $      8,000     $      4,000
                                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and accrued interest payable to a shareholder                  $    143,000     $     95,000
  Accounts payable (including approximately $68,000 which is payable to
    the Company's President for expenses he paid on the Company's behalf)           325,000          264,000
  Accrued expenses and other current liabilities                                     48,000           33,000
                                                                               ------------     ------------
       Total current liabilities                                                    516,000          392,000
                                                                               ------------     ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
     none issued                                                                         --               --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares
     authorized, 1,176,025 shares issued and outstanding at November 30,              1,000            1,000
     2008 and February 29, 2008, respectively
  Common stock, Class B, par value $.001 per share, 3,750,000 shares
     authorized, 18,750 shares issued and 3,304 shares outstanding                       --               --
  Capital-in-excess of par value                                                 27,180,000       27,170,000
  Accumulated deficit                                                           (27,689,000)     (27,559,000)
                                                                               ------------     ------------
       Total stockholders' deficit                                                 (508,000)        (388,000)
                                                                               ------------     ------------
     Total liabilities and stockholders' deficit                               $      8,000     $      4,000
                                                                               ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended November 30, 2008 and 2007
                                   (unaudited)

                                                           Three months ended                          Nine months ended
                                                              November 30,                                November 30,

                                                      2008                  2007                  2008                  2007
                                                -----------------     -----------------     -----------------     -----------------
REVENUES                                        $              --     $              --     $              --     $              --
                                                -----------------     -----------------     -----------------     -----------------
OPERATING  EXPENSES:
  General and administrative                               16,000                80,000               118,000               150,000
                                                -----------------     -----------------     -----------------     -----------------
LOSS FROM OPERATIONS                                      (16,000)              (80,000)             (118,000)             (150,000)
                                                -----------------     -----------------     -----------------     -----------------
OTHER EXPENSE - Interest expense                            4,000                 3,000                12,000                 6,000
                                                -----------------     -----------------     -----------------     -----------------
NET LOSS                                        $         (20,000)    $         (83,000)    $        (130,000)    $        (156,000)
                                                =================     =================     =================     =================
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                                      1,179,000             1,089,000             1,132,000             1,089,000
                                                =================     =================     =================     =================
NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                             $           (0.02)    $           (0.08)    $           (0.12)    $           (0.14)
                                                =================     =================     =================     =================

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended November 30, 2008 and 2007
                                   (unaudited)

                                                                                         2008          2007
                                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(130,000)    $(156,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Stock-based compensation expense                                                       10,000            --
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                                 (2,000)       (2,000)
       Accounts payable, accrued liabilities and other current liabilities               94,000       114,000
                                                                                      ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                                                   (28,000)      (44,000)
                                                                                      ---------     ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
      Proceeds received from notes payable to shareholder                                30,000        45,000
                                                                                      ---------     ---------
NET INCREASE IN CASH                                                                      2,000         1,000
CASH:
  Beginning of period                                                                     1,000         6,000
                                                                                      ---------     ---------
  End of period                                                                       $   3,000     $   7,000
                                                                                      =========     =========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
     Note payable used to finance insurance                                           $  11,000     $  10,000
                                                                                      =========     =========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the nine months ended November 30, 2008

                                                         Common Stock
                                   -----------------------------------------------------    Capital-in-
                                            Class A                       Class B              Excess
                                   -----------------------------------------------------       of Par        Accumulated
                                     Shares        Amount            Shares       Amount        Value          Deficit
                                   --------------------------------------------------------------------------------------
BALANCES, February 29, 2008        1,086,025    $      1,000           3,304    $      --    $ 27,170,000    $(27,559,000)

STOCK-BASED COMPENSATION
   EXPENSE (unaudited)                90,000              --              --           --          10,000              --

NET LOSS (unaudited)                      --              --              --           --              --        (130,000)
                                   --------------------------------------------------------------------------------------
BALANCES, November 30, 2008
  (unadited)                       1,176,025    $      1,000           3,304    $      --    $ 27,180,000    $(27,689,000)
                                   ======================================================================================

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at November 30, 2008, the Company had approximately $3,000 in cash and approximately $508,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the nine months ended November 30, 2008, the Company had a net loss of approximately $130,000 and utilized approximately $28,000 of cash in operating activities. Further, losses are continuing subsequent to November 30, 2008. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2008. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the accompanying consolidated condensed financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted net loss per share were the same for the three and nine month periods ended November 30, 2008 and 2007.

NOTE 4 - NOTES PAYABLE TO SHAREHOLDER:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $120,000, plus approximately $23,000 of interest accrued, including $30,000 borrowed on June 10, 2008. Such notes become due 120 days after issuance and, as such, all $120,000 principal amount of such notes are in default at November 30, 2008 as a result of their non-payment when due. The notes that are in default bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. On January 7, 2009, this shareholder loaned the Company an additional $10,000 on the same terms as above.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the nine months ended November 30, 2008 or 2007. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 - STOCK-BASED COMPENSATION:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards.

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

NOTE 7 - RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective March 1, 2007, the Company adopted the provisions of the FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. No amounts were accrued for the payment of interest and penalties at March 1, 2008. There was no change to this balance at November 30, 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position, results of operations and cash flows.

Effective March 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement ("SFAS 157"), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date f FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our condensed consolidated non-financial assets and liabilities.

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

In March 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of SFAS No. 159 did not have any material impact on the Company's condensed consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"), an amendment of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" ("ARB 51"). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non-controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company's condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of this statement is not expected to have a material effect on the Company's condensed consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". The FSP clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, "Accounting Changes and Error Corrections". However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. The Company is currently evaluating the expected effect, if any, FSP 157-3 will have on its condensed consolidated financial statements.

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

      MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to November 30, 2008, MALLC loaned us an aggregate $120,000 under a series of promissory notes payable that mature 120 days from issuance, including $30,000 loaned to us during the nine months ended November 30, 2008. At November 30, 2008, all $120,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company. On January 7, 2009, this shareholder loaned the Company an additional $10,000 under the same terms as above.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

      Financial Condition, Liquidity and Capital Resources - At November 30, 2008, we had approximately $3,000 in cash and our working capital deficit and stockholders' deficit were both approximately $508,000. Although MALLC loaned us $30,000 in June 2008, much of that money was used to pay existing payables and we continue to lose money. Net loss for the nine months ended November 30, 2008 was approximately $130,000 and cash used in operations during the nine months totaled approximately $28,000. MALLC loaned us an additional $10,000 in January 2009 and we expect that loan, together with continued cooperation of our creditors, may permit us to continue our operations through the fourth quarter of our fiscal year.

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

      Results of Operations - During the three and nine months ended November 30, 2008, our net loss was approximately $20,000 and $130,000, respectively, compared to a net loss of approximately $83,000 and $156,000, respectively, in the three and nine months ended November 30, 2007. The net loss in the current year nine months results from ongoing costs of approximately $20,000 per quarter plus approximately $60,000 of costs associated with our negotiation of and entry into a definitive agreement to merge with a target company, which agreement we subsequently terminated due to the counterparty's breach. While the counterparty is obligated to reimburse up to $50,000 of our deal-related expenses, there can be no assurance that we will be successful in recouping such amounts. As such, we have charged such costs to operations. Partly offsetting such increased cost are lower operating costs for occupancy, intellectual property (which costs have ceased) and costs associated with the reverse split of our shares that occurred in the prior fiscal year. Higher interest cost results from higher debt levels, and higher default interest, in the three and nine months ended November 30, 2008 compared to the three and nine months ended November 30, 2007.

      The operating results for the three months ended November 30, 2008 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction as was the instance in the three months ended August 31, 2008.

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

      Use of Estimates, Going Concern Consideration - Our condensed consolidated financial statements have been prepared assuming we are a "going concern." We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations - Overview, Background and History, $120,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $10,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

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

                                             MAGNA-LAB INC.
                                             --------------
                                              (Registrant)


Date: January 14, 2009    By: /s/ Lawrence A. Minkoff
                              --------------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


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