Form 10-K
period 2009-02-28
MAGNA LAB INC
filed 2009-06-12
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

                         Commission File Number 0-21320

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

Issuer's telephone number - (516) 393 5874 (or c/o 212 986 9700)

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

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the issuer is not required to file reports pursuant to
Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer         |_|

Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The issuer's revenues for its most recent fiscal year ended February 28, 2009:
$  0.

The aggregate market value on May 28, 2009 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately $ 50,000

As of May 28, 2009, 1,176,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

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

      Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005. During the three fiscal years ended February 28, 2009, MALLC loaned us an aggregate $130,000 under a series of promissory notes. Such notes are unsecured and mature by their terms 120 days from issuance. At February 28, 2009, $120,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On April

1, 2009 and June 1, 2009, MALLC loaned us an additional $5,000 and $20,000, respectively, on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

      We have incurred significant net losses since our inception. Our net loss was $145,000 and $80,000 (after a non-recurring gain of approximately $93,000) for the fiscal years ended February 28, 2009 and February 29, 2008, respectively. Our accumulated deficit since our inception in 1992 was $27,704,000 at February 28, 2009. At February 28, 2009 we had approximately $1,000 of cash and a working capital deficit and shareholders' deficit of approximately ($523,000). Our available cash and working capital at February 28, 2009 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

We may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and, in the case of a business combination, would likely cause a change in control of our ownership.

      Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock and we only have outstanding 1,176,025 class A common shares and 3,304 class B common shares. The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with a reverse merger transaction or to raise cash:

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

      Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who is compensated on a part-time consulting basis, none of our board or management members receives cash compensation for their services. Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief

Financial Officer during the two fiscal years ended February 28, 2009. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business; the recent economic stress and restricted credit conditions make this even more difficult.

      If the target business with which we merge requires capital in order to execute its business plan, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. In the current economic climate, where credit and other sources of capital have been constrained by recession, bank failures and other stresses in the financial markets, securing the financing necessary for such a transaction is more difficult.

Stock, Stockholder and Charter Related Risks

Our significant shareholder and executive officers and directors may be able to influence matters requiring stockholder approval.

      Our principal shareholder, MALLC, beneficially owns approximately 51% of our outstanding voting power and our executive officers and directors beneficially own approximately 16.8% of our outstanding voting power (also see
Item 10. Executive Compensation Employment/Consulting Agreements). Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote. Because of its high level of stock ownership, and the Board and management representation in its voting power, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

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

      We currently have 1,176,025 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable. The shares held by MALLC are deemed "restricted" or "control" securities, as such terms are defined in the Securities Act of 1933, as amended. As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, some of these securities are currently eligible for sale in the public market and the balance will become eligible for sale in the public market beginning one year following the cessation of our "shell" company status pursuant to consummation of a business combination and our filing of required public disclosure in connection therewith, provided in each case that the seller, so long as it remains an affiliate of the Company, complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

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

Item 2. Description of Property

      We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in July 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended February 28, 2009.

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

                                           Fiscal Year Ended February 28 or 29,
                                                2009               2008
                                                ----               ----
                                            High     Low      High      Low
Class A Common Stock:
First Quarter ended  May 31,               $0.15    $0.10    $1.00     $0.40
Second Quarter ended August 31,            $1.15    $0.15    $1.00     $0.40
Third Quarter ended  November 30,          $1.15    $0.20    $0.40     $0.15
Fourth Quarter ended  February 28,         $0.12    $0.12    $0.40     $0.15

      There is no established public trading market for the Company's Class B Common Stock.

      On May 27, 2009 the closing bid price for the Class A Common Stock was approximately $0.06.

      Due to cash constraints, the Company's transfer agent is withholding services to the Company as a result of credit hold. However, the Company, based on historical information, that the approximate number of record holders of the Company's equity securities as of May 28, 2009 is approximately as follows:

Title of Class                        Approximate Number of Record Holders
--------------                        ------------------------------------
Class A Common Stock                                  435
Class B Common Stock                                   30

      We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.

Item 7. Management's Discussion of Financial Condition & Results of Operations

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

      MALLC has been responsible for substantially all of our funding during the past few years. During the three years ended February 28, 2009, MALLC loaned us an aggregate $130,000 under a series of promissory notes payable that mature 120 days from issuance. At February 28, 2009, $120,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On April 1, 2009 and June 1, 2009, MALLC loaned us an additional $5,000 and $20,000, respectively, on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

      Financial Condition and Results of Operations

      Liquidity and Capital Resources -

      At February 28, 2009, we had approximately $1,000 in cash and our working capital deficit and stockholders' deficit were both approximately ($523,000). We continue to lose money. Cash used by operations during the twelve months ended February 28, 2009 totaled approximately $45,000 and we are delinquent on various accounts payable.

      Our plan of operations for the coming twelve months is to pursue our "reverse merger" strategy by seeking, evaluating and negotiating with merger candidates and to continue to take actions to preserve our cash and continue our public reporting. Although we received aggregate proceeds of $25,000 from a additional loans from our principal shareholder subsequent to February 28, 2009, most of that money has already been spent and we have no commitments for additional funding. As such, we do not have the cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. Therefore, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

      Should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital). Further, since we do not have the cash to continue to preserve the intellectual property of that business, we may be forced to abandon it altogether.

      Results of Operations - Operating expenses during the year ended February 28, 2009 of $128,000 include approximately $50,000 of expenses in connection with the proposed merger with Belle Haven Partners, LLC which was approved by the Board of Directors but did not close due to the failure of this party to satisfy various conditions of the proposed transaction. The remaining operating costs, approximately $70,000, primarily reflect costs of occupancy, insurance and professional and other fees associated with maintaining our public reporting and minimal operations. These costs were lower than the prior year due to reduced expenses for professional fees, occupancy and insurance.

      Operating expenses during the year ended February 29, 2008, included approximately $65,000 of costs associated with finalizing the reverse stock split that was effective on March 1, 2007 as well as costs associated with a potential merger transaction that was ultimately not consummated. Additionally, operating costs included approximately $16,000 related to intellectual property costs which have been curtailed. The remaining operating costs, approximately $83,000, reflects primarily costs of occupancy, insurance and professional and other fees associated with maintaining our public reporting and minimal operations. In the year ended February 29, 2008, the statute of limitations expired on certain accounts payable that we would dispute and therefore approximately $93,000 of such accounts payable were reversed.

      Interest expense was approximately $17,000 in the year ended February 28, 2009 and approximately $9,000 in the year ended February 29, 2008, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in such loans from $85,000 at February 29, 2008 to $130,000 at February 28, 2009.

      Capital expenditures - We have no plans or commitments for material capital expenditures.

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

      Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that the effect of SFAS 141(R) will have on its consolidated financial statements will only be known when and if it completes a reverse merger transaction.

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

      In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active." The FSP clarifies the application of FASB Statement No. 157, "Fair Value Measurements," in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, "Accounting Changes and Error Corrections." However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. This pronouncement has had no effect on the consolidated financial statements of the Company.

      In April 2009, the Financial Accounting Standards Board ("FASB") issued three final Staff Positions ("FSP"s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

      FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement--to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

      FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

      FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

      The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

      In June 2009, FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company does not believe this will have a material effect on the financial statements.

      Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 8. Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                       12

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS                                              13

     CONSOLIDATED STATEMENTS OF OPERATIONS                                    14

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                    15

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT                         16

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          17 - 23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the "Company") as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, cash flows and stockholders' deficit for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Furthermore, the Company's cash and working capital positions as of February 28, 2009 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 12, 2009

                          MAGNA-LAB INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                     February 28, 2009 and February 29, 2008

                                               ASSETS

                                                                                               2009             2008
                                                                                               ----             ----
CURRENT ASSETS:
   Cash                                                                                   $       1,000     $        1000
   Prepaid expense                                                                                3,000             3,000
                                                                                          -------------     -------------
        Total current assets                                                              $       4,000     $       4,000
                                                                                          =============     =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable and accrued interest payable to a shareholder                            $     158,000     $      95,000
   Accounts payable (including approximately $68,000 which is payable to the
    Company's President for expenses he paid on the Company's behalf)                           336,000           264,000
   Accrued expenses and other current liabilities                                                33,000            33,000
                                                                                          -------------     -------------
        Total current liabilities                                                               527,000           392,000
                                                                                          -------------     -------------

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' DEFICIT:
   Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued                --                --
   Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
      1,176,025 and 1,086,025 shares issued and outstanding                                       1,000             1,000
   Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
      18,750 shares issued and 3,304 and 3,304 shares outstanding                                    --
   Capital-in-excess of par value                                                            27,180,000        27,170,000
   Accumulated deficit                                                                      (27,704,000)      (27,559,000)
                                                                                          -------------     -------------
        Total stockholders' deficit                                                            (523,000)         (388,000)
                                                                                          -------------     -------------
                                                                                          $       4,000     $       4,000
                                                                                          =============     =============

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

               Years Ended February 28, 2009 and February 29, 2008

                                                        2009            2008
                                                        ----            ----

REVENUES                                            $        --     $        --
                                                    -----------     -----------

OPERATING EXPENSES:
  Selling, general and administrative                   128,000         164,000
  Reversal of liabilities no longer required                 --         (93,000)
                                                    -----------     -----------
                                                        128,000          71,000
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (128,000)        (71,000)
                                                    -----------     -----------

OTHER EXPENSE -  Interest expense                        17,000           9,000
                                                    -----------     -----------

NET LOSS                                            $  (145,000)    $   (80,000)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  1,143,000       1,089,000
                                                    ===========     ===========

NET LOSS PER SHARE, basic and diluted               $     (0.13)    $     (0.07)
                                                    ===========     ===========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended February 28, 2009 and February 29, 2008

                                                                                       2009          2008
                                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $(145,000)    $ (80,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Stock based compensation                                                          10,000            --
     Reversal of liabilities no longer required                                        (2,000)      (93,000)
     Changes in operating assets and liabilities:
       Prepaids and other assets                                                           --         1,000
       Accounts payable, accrued expenses and other current liabilities                92,000       129,000
                                                                                    ---------     ---------

NET CASH USED IN OPERATING ACTIVITIES                                                 (45,000)      (43,000)
                                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds received from  notes payable                                             45,000        50,000
     Payments of notes payable                                                             --       (12,000)
                                                                                    ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              45,000        38,000

NET DECREASE IN CASH                                                                       --        (5,000)
                                                                                    ---------     ---------

CASH:
   Beginning of year                                                                    1,000         6,000
                                                                                    ---------     ---------

   End of year                                                                      $   1,000     $   1,000
                                                                                    =========     =========

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
    ACTITVITIES

     Notes payable issued for insurance                                             $  10,000     $  12,000
                                                                                    =========     =========

     Amount paid by an unrelated third party to satisfy an account payable          $      --     $  17,000
                                                                                    =========     =========

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

               Years Ended February 28, 2009 and February 29, 2008

                                                              Common Stock
                                       ---------------------------------------------------------     Capital-in-
                                                Class A                         Class B                Excess
                                       -------------------------       -------------------------       of Par        Accumulated
                                         Shares         Amount           Shares        Amount           Value          Deficit
                                       -----------------------------------------------------------------------------------------
BALANCES, March 1, 2007                1,086,025    $      1,000           3,304    $         --    $ 27,170,000    $(27,479,000)

NET LOSS                                      --              --              --              --              --         (80,000)
                                       -----------------------------------------------------------------------------------------

BALANCES, February 29, 2008            1,086,025           1,000           3,304              --      27,170,000     (27,559,000)

STOCK BASED COMPENSATION                  90,000              --              --              --          10,000              --

NET LOSS                                      --              --              --              --              --        (145,000)
                                       -----------------------------------------------------------------------------------------

BALANCES, February 28, 2009            1,176,025    $      1,000           3,304    $         --    $ 27,180,000    $(27,704,000)
                                       =========================================================================================

See accompanying notes to the consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND GOING CONCERN:

Company Activities - Magna-Lab Inc. and Subsidiary (the "Company") is focused on engaging in a "reverse merger" transaction with an unrelated business that would benefit from the Company's public reporting status. Additional activities have included preserving cash, attempting to raise capital to support its activities and continuing its public reporting.

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2009, the Company had approximately $1,000 in cash and approximately $523,000 in negative working capital and stockholders' deficit. For the year ended February 28, 2009, the Company had a net loss of approximately $145,000 and utilized approximately $45,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2009. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2009. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended February 28, 2009 and February 29, 2008, there are no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2009 and February 29, 2008.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the balance sheet(s).

Valuation of Investments at Fair Value - Definition and Hierarchy - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), effective March 1, 2008. Under SFAS No. 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. SFAS No. 157 establishes a fair value hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157", which delayed the effective date of SFAS No. 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal year. The Company is in the process of evaluating the effect, if any, the adoption of FSP No. 157-2 will have on its results of operation or financial position.

In October 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active". The FSP clarifies the application of FASB Statement No. 157, "Fair Value Measurements", in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, "Accounting Changes and Error Corrections". However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. This pronouncement has had no effect on the consolidated financial statements of the Company.

See also, Note 9 - Effect of Recent Accounting Pronouncements

Use of Estimates and Assumptions - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Stock-Based Compensation - The Company complies with the accounting and reporting requirements of SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes APB No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. The Company has elected to adopt SFAS No. 123R using the "modified prospective" method. Under the "modified prospective" method, compensation cost is recognized in the consolidated financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date. There was no effect on net loss by the adoption of this statement as required on March 1, 2006 as all existing options at that date were vested and the Company has not issued any new stock options that would be affected by this pronouncement.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2009 and February 29, 2008, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf in an attempt to preserve certain intellectual property rights. This officer has ceased making such payments and, as such, the underlying intellectual property may be or become compromised.

At February 29, 2008, the Company wrote-off accounts payable of approximately $93,000 that was invoiced by two professional service firms that ceased providing services to the Company in approximately February 2002. The amounts written off include amounts charged for services that the Company would have disputed. Due to the passage of time and very limited or no collection activity for a substantial period of time, the Company believes that the statute of limitations bars these amounts from being collected from the Company.

At February 28, 2009 and February 29, 2008, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party is not completed. This party subsequently merged with a thrid party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. Further, the Company is pursuing recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

At February 28, 2009 and February 29, 2008, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8). There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 28, 2009 and February 29, 2008. The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time.

NOTE 4 - NOTES PAYABLE - RELATED PARTY:

During the two years ended February 28, 2009, the Company has received an aggregate $95,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC ("MALLC"), raising the amount outstanding under such notes to an aggregate of $130,000. Such notes are unsecured and mature, by their terms, 120 days from issuance. At February 28, 2009, $120,000 face amount of such notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. Interest expense on such notes aggregated approximately $17,000 and $9,000 in the years ended February 28, 2009 and February 29, 2008, respectively. On April 1, 2009 and June 1, 2009, MALLC loaned an additional $5,000 and $20,000, respectively, to the Company on the same terms as above.

At February 29, 2008, $85,000 of such notes were outstanding (plus accrued interest) and $80,000 of such notes were beyond their maturity date and therefore due on demand.

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

Reverse stock split - On November 17, 2006, the stockholders of the Company approved a 1 for 100 reverse-split of the Company's Class A and Class B common stock. Such reverse stock split became effective on March 1, 2007. Fractional shares were rounded up to the next whole share. The common shares and amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse-split for all periods presented.

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

Stock grant - In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company's affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global

Metals, Inc., is focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company's stock. Because of cash constraints, the Company has not been able to issue such shares. However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Stock Options and Warrants - There were no stock options or warrants outstanding during the fiscal years ended February 28, 2009 and February 29, 2008. The Company's Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2009 and February 29, 2008, the Company had net operating loss carryforwards of approximately $27.7 million and $27.6 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable. These resulted in an estimated $9 million and $8.6 million, respectively, of federal and $2.5 million and $2.5 million, respectively, of state deferred tax assets at February 28, 2009 and February 29, 2008. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company's consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

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

Rent expense - Rent expense for each of the fiscal years ended February 28, 2009 and February 29, 2008 was approximately $11,000 and $11,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Employment agreement - In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000. In February 2004 such employee offered to settle the claim for $10,000. The Company has denied this claim and asserted counterclaims and no further activity has occurred in the fiscal year ended February 28, 2009.

Litigation - The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring - Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company's creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company's liabilities from that time were settled in this manner as described more fully in the Company's Form's 10-KSB for prior years'. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 28, 2009, and recent activity, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

NOTE 9 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that the effect SFAS 141(R) will have on its consolidated financial statements will only be known when and if it completes a reverse merger transaction.

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued three final Staff Positions ("FSP"s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement--to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

In June 2009, FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company does not believe this will have a material effect on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

      Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

      NONE

      Item 9A(T). Controls and Procedures

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

      Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2009.

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

      Item 9B. Other Information

      On April 1, 2009, the Company borrowed on an unsecured basis an aggregate $5,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter. For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

                                    PART III

      Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

      The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

         Name                   Age                            Positions with the Company
         ----                   ---                            --------------------------
Lawrence A. Minkoff, Ph.D.      59         Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica              55         Treasurer and Secretary
J. M. Feldman                   64         Vice President and Director
Jonathan Adereth                62         Director
Joel Kanter (1)(2)              52         Director
Seymour Kessler (1)(2)          77         Director

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

      Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and served as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997. Between April 1997 and September 2000, Mr. Riscica served as a consultant to us. Mr. Riscica devotes part time to our affairs. Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies and his principal employer from May 1999 to the present. From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in their audit practice in progressively more responsible positions including five years as Audit Partner.

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

      Joel S. Kanter has served as a Director of our company since March 1998. Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including Pet DRx Corporation, I-Flow Corporation, Medgenics, Inc.; and WaferGen Biosystems, Inc. as well as a number of private concerns

      Seymour Kessler, D.P.M. has served as a Director of our company since January 2000. Since 2002 he has been a private investor. Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies. Dr. Kessler has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive. He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics. From approximately 2000 until February 2003, he was a Director of Western Power Inc. and American United Global International, Inc.

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

      Based solely on review of copies of such reports furnished to us, we are not aware of any of our officers, directors or greater than ten percent shareholders who failed to timely file reports required by Section 16(a) during the last fiscal year except that an aggregate 90,000 shares were approved to be issued in March 2008 to management and directors. As such, Mssrs. Feldman, Kanter & Riscica have failed to report 20,000 shares due to each of them at that date and Mssrs. Adereth, Kessler and Minkoff have failed to report 10,000 shares due to each of them at that date.

Item 11. Executive Compensation.

      During the fiscal year ended February 28, 2009, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors. Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

      There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 28, 2009.

      In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company's affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., is focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company's stock. Because of cash constraints, the Company has not been able to issue such shares. However, for accounting purposes, the Company has accounted for such shares as though they have been issued. The estimated fair value of the shares on the date of the award is approximately $9,000 or less based on the quoted bid price on July 24, 2008 and the fact that the shares are restricted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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


      Name and Address                                                               Number of Shares         Percentage of Total
   of Beneficial Owner (1)                           Class of Common Stock (2)     Beneficially Owned(3)      Voting Power (2)(3)
   -----------------------                           -------------------------     ---------------------      -------------------
Magna Acquisition LLC (6)                                    Class A                      607,727                    51.0%
Kenneth C. Riscica (4)(6)                                    Class A                       41,102                     3.4%
Lawrence A. Minkoff, Ph.D. (4)                               Class A                       17,640
                                                             Class B                        2,389
                                                                                          -------
                                                                                           20,029                     2.5%
                                                                                          -------
Jonathan Adereth (4)                                         Class A                       12,086                     1.0%
Joel Kanter (4)(6)                                           Class A                       23,320                     2.0%
J.M. Feldman (4)(6)                                          Class A                       21,581                     1.8%
Seymour Kessler (4)                                          Class A                       11.420                     1.0%
All Executive Officers and Directors as a Group              Class A                      127,149
(6 persons)                                                                               -------
                                                             Class B                        2,389
                                                                                          -------
                                                                                          129,538                    16.8%
                                                                                          -------                    ----

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

(1) All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.
(2) Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.
(3) Based upon 1,176,025 shares of Class A common stock and 3,304 shares of Class B common stock outstanding at May 29, 2009.
(4) The address for Messrs. Minkoff, Adereth, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5) Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
(6) The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

                                          Number of securities to be      Weighted average exercise
                                            issued upon exercise of          price of outstanding         Number of securities
                                             outstanding options,           options, warrants and         remaining available
            Plan Category                     warrants and rights                  rights                 for future issuance
            -------------                 --------------------------      -------------------------       -------------------
                                                    (a)                             (b)                           (c)
                                          -----------------------------------------------------------------------------------
  Equity compensation plans approved by
  security holders                                   0                             $0.00                          -0-

  Equity compensation plans not
  approved by security holders                       -                              $0                            -0-
                                          -----------------------------------------------------------------------------------

  Total                                              0                             $0.00                          -0-
                                          ===================================================================================

----------
Note: The 90,000 shares previously reserved for issuance to management and the board of directors were approved to be issued effective July 24, 2008 as described further in Executive Compensation above.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

      At February 28, 2009, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company's intellectual property counsel on behalf of the Company in an attempt to preserve intellectual property rights of the Company. The Company has recorded this as an amount payable to Dr. Minkoff.

      Since October 2005, our principal shareholder, MALLC, has loaned has loaned us an aggregate $155,000 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

      -     October 2007, $25,000
      -     January 2007, $10,000
      -     May 2007, $25,000
      -     September 2007, $10,000
      -     October 2007, $10,000
      -     January 2008, $5,000
      -     March 2008, $5,000
      -     June 2008, $30,000
      -     January 2009, $10,000
      -     April 2009, $5,000
      -     June, 2009, $20,000

      At May 29, 2009, $130,000 of such notes are overdue and therefore payable on demand. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

      In October 2007, MALLC guaranteed our payment of approximately $18,000 to a third party that paid certain of the Compamy's expenses in connection with discussions of a proposed merger.

      In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company's affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., is focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company's stock. Because of cash constraints, the Company has not been able to issue such shares. However, for accounting purposes, the Company has accounted for such shares as though they have been issued. The estimated fair value of the shares on the date of the award is approximately $9,000 or less based on the quoted bid price on July 24, 2008 and the fact that the shares are restricted.

      We believe that all of our directors except Lawrence A. Minkoff, Ph. D. our Chief Executive Officer, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

Item 13. Exhibits

Exhibit No.                        Description
-----------                        -----------

3.1         Restated Certificate of Incorporation of the Company. (1)
3.1(a)      Form of Certificate of Amendment to Restated Certificate of
            Incorporation of the Company. (2)
3.1(b)      Certificate of Amendment of Restated Certificate of Incorporation.
            (3)
3.1(c)      Certificate of Amendment of Restated Certificate of Incorporation
            dated October 21, 2001. (10)
3.1(d)      Certificate of Amendment to the Certificate of Incorporation
            effecting the reverse stock split. (8)
3.2         By-Laws of the Company. (1)
3.2(a)      Amendment to By-Laws of the Company. (2)
4.1         Form of Specimen Class A Common Stock Certificate. (2)
10.2        License Agreement, dated February 28, 1992, between the Company and
            Dr. Lawrence A. Minkoff. (1)
10.3        Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4        Assignment from Dr. Lawrence Minkoff to the Company dated December
            22, 1992. (1)
10.7        Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City
            University of New York. (4)
10.8        January 24, 2000 letter amendment to Collaborative Research
            Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9        Form of April 14, 2000 letter amendment to Collaborative Research
            Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10       License Agreement between the Mount Sinai School of Medicine of New
            York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11       Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12       Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.13       Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.14       Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.15       Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.16       Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.17       Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.18       Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.19       Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.20       Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)

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

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)   Intentionally omitted.
(8)   Incorporated by reference to Form 8-K filed on March 3, 2007.
(9) Incorporated by reference to the Company's Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended February 29, 2008.
(13)  Filed herein.

Item 14. Principal Accountant fees and services

                                   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company's principal accountant, Rothstein Kass & Company, P.C. ("Rothstein Kass") for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $21,000 and $18,000, in the fiscal years ended February 28, 2009 and February 29, 2008, respectively.

                               AUDIT-RELATED FEES

      There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2009.

                                    TAX FEES

      There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2009.

                                 ALL OTHER FEES

      No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2009 or February 29, 2008.

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

                                MAGNA-LAB INC.
Dated: June 12, 2009


                                By: /s/ Lawrence A. Minkoff
                                    --------------------------------------------
                                Lawrence A. Minkoff
                                Chairman, President and Chief Scientific Officer (principal executive officer)


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

            Signature                                 Title                                  Date
            ---------                                 -----                                  ----


/s/ Lawrence A. Minkoff
------------------------------
    Lawrence A. Minkoff, Ph.D.         Chairman, President and Chief Scientific
                                       Officer and Director
                                       (principal executive officer)                    June 12, 2009


/s/ Jerome M. Feldman
------------------------------
    Jerome M. Feldman                  Director                                         June 12, 2009


------------------------------
    Jonathan Adereth                   Director


/s/ Joel Kanter
------------------------------
    Joel Kanter                        Director                                         June 12, 2009


/s/ Seymour Kessler
------------------------------
    Seymour Kessler                    Director