Form 10-Q
period 2009-05-31
MAGNA LAB INC
filed 2009-07-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: May 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

                         Commission File Number 0-21320

                                 Magna-Lab Inc.
      ---------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - July 1, 2007

      Class A Common Stock, $.001 Par Value               1,176,025
      -------------------------------------               ---------
      Class B Common Stock, $.001 Par Value                 3,304
      -------------------------------------               ---------
                      Class                                Shares

                          MAGNA-LAB INC. AND SUBSIDIARY

                                    CONTENTS

PART 1 - FINANCIAL INFORMATION

    Item 1. - Financial Statements

           Condensed Consolidated Balance Sheets                             1

           Condensed Consolidated Statements of Operations                   2

           Condensed Consolidated Statements of Cash Flows                   3

           Condensed Consolidated Statement of Stockholders' Deficit         4

           Notes to Condensed Consolidated Financial Statements            5 - 8

    Item 2. - Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                              9 - 10

    Item 3. - Quantitative and Qualitative Disclosures about Market Risk    11

    Item 4T - Controls and Procedures                                       11

PART II - OTHER INFORMATION

    Item 1A. - Risk Factors                                                 11

    Item 3 - Defaults Upon Senior Securities                                12

    Item 6 - Exhibits                                                       12

SIGNATURES                                                                  12

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
        Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 May 31,       February 28,
                                                                                  2009             2009
                                                                              ------------     ------------
                                                                               (unaudited)
CURRENT ASSETS:
      Cash                                                                    $         --     $      1,000
      Prepaid expense                                                                   --            3,000
                                                                              ------------     ------------

     Total current assets                                                     $         --     $      4,000
                                                                              ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable and accrued interest payable to a shareholder                $    168,000     $    158,000
  Accounts payable (including approximately $68,000 which is payable to
     the Company's President for expenses he paid on the Company's behalf)         341,000          336,000
  Accrued expenses and other current liabilities                                    33,000           33,000
                                                                              ------------     ------------
       Total current liabilities                                                   542,000          527,000
                                                                              ------------     ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
     none issued                                                                        --               --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares
     authorized, 1,176,025 shares issued and outstanding                             1,000            1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares
     authorized, 18,750 shares issued and 3,304 shares outstanding                      --               --
  Capital in excess of par value                                                27,180,000       27,180,000
  Accumulated deficit                                                          (27,723,000)     (27,704,000)
                                                                              ------------     ------------
       Total stockholders' deficit                                                (542,000)        (523,000)
                                                                              ------------     ------------

     Total liabilities and stockholders' deficit                              $         --     $      4,000
                                                                              ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended May 31, 2009 and 2008
                                   (unaudited)

                                                      2009             2008
                                                  ------------     ------------

REVENUES                                          $         --     $         --
                                                  ------------     ------------

OPERATING EXPENSES:
  General and administrative                            14,000           23,000
                                                  ------------     ------------

LOSS FROM OPERATIONS                                   (14,000)         (23,000)
                                                  ------------     ------------

OTHER EXPENSE - Interest expense                         5,000            3,000
                                                  ------------     ------------

NET LOSS                                          $    (19,000)    $    (26,000)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING                        1,179,000        1,089,000
                                                  ============     ============

NET LOSS PER COMMON SHARE,
  basic and diluted                               $      (0.02)    $      (0.02)
                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended May 31, 2009 and 2008
                                   (unaudited)

                                                                                   2009         2008
                                                                                 --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(19,000)    $(26,000)
                                                                                 --------     --------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                            3,000        3,000
       Accounts payable, accrued liabilities and all other                         10,000       19,000
                                                                                 --------     --------

NET CASH USED IN OPERATING ACTIVITIES                                              (6,000)      (4,000)
                                                                                 --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   None

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds received from notes payable to shareholder                           5,000        5,000
                                                                                 --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           5,000        5,000
                                                                                 --------     --------

NET INCREASE (DECREASE) IN CASH                                                    (1,000)       1,000
CASH:
  Beginning of period                                                               1,000        1,000
                                                                                 --------     --------
  End of period                                                                  $     --     $  2,000
                                                                                 ========     ========

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
               For the three months ended May 31, 2009 (unaudited)


                                                       Common Stock
                               ------------------------------------------------------------     Capital in
                                         Class A                          Class B                 Excess
                               ------------------------------------------------------------       of Par       Accumulated
                                  Shares          Amount          Shares          Amount          Value          Deficit
                               --------------------------------------------------------------------------------------------
BALANCES, February 28, 2009       1,176,025    $      1,000           3,304    $         --    $ 27,180,000    $(27,704,000)

NET LOSS                                 --              --              --              --              --         (19,000)
                               --------------------------------------------------------------------------------------------
BALANCES, May 31, 2009            1,176,025    $      1,000           3,304    $         --    $ 27,180,000    $(27,723,000)
                               ============================================================================================

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2009. The operating results for the three months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2009, the Company had no material cash and approximately $542,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the three months ended May 31, 2009, the Company had a net loss of approximately $19,000 and utilized approximately $6,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2009. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2009. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2009 and 2008.

NOTE 4 - NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $135,000, plus approximately $32,000 of interest accrued. Such notes become due 120 days after issuance and, as such, $130,000 principal amount of such notes are overdue at May 31, 2009. The notes that are overdue bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On June 1, 2009, this shareholder loaned the Company an additional $20,000 on the same terms as above.

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

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2009 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2009 or 2008. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

NOTE 7 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

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

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements ("SFAS 160"), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company believes that the effect SFAS 160 will have on its consolidated financial statements will only be known when and if it completes a reverse merger transaction.

In April 2009, the FASB issued three final Staff Positions ("FSP"s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP 157-2 amends SFAS 157 by delaying the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

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

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP") - a replacement of FASB Statement No. 162," which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this will have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements

      Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our Form 10-K for the year ended February 28, 2009 for a discussion of certain known risks; also see Part II, Item 1A.

      Overview, Background and History

      We are currently a "shell company" with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We no longer have any full-time employees and our Chief Executive and Chief Financial Officers serve on a part-time consulting basis.

      Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called "reverse merger" transaction. Entering into a "reverse merger" would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years, and entered into definitive agreements with one candidate (which agreement was subsequently terminated) we have no commitments to merge with any company at the present time.

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

      MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to May 31, 2009, MALLC loaned us an aggregate $135,000 under a series of promissory notes payable that mature 120 days from issuance. At May 31, 2009, $130,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On June 1, 2009, MALLC loaned us an additional $20,000 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

      While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

      Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At May 31, 2009, the Company had no material cash and approximately $542,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the three months ended May 31, 2009, the Company had a net loss of approximately $19,000 and utilized approximately $6,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2009. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2009. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern.

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

      Should we enter into a "reverse-merger" transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital). Further, we do not have the cash to preserve the intellectual property of that business and therefore we have ceased making efforts to preserve such technology and we may be forced to abandon it altogether.

      We currently have no material commitments for capital expenditures.

      Results of Operations - During the three months ended May 31, 2009, our net loss was approximately $19,000 compared to a net loss of approximately $26,000 in the three months ended May 31, 2008. The lower net loss results from lower operating costs, primarily professional fees and occupancy, offset by higher interest cost resulting from higher debt levels, and higher default interest, in the three months ended May 31, 2009.

      The operating results for the three months ended May 31, 2009 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15%).

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

      For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2009.

Item 3. Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations - Overview, Background and History, $130,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $25,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

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

                              MAGNA-LAB INC.
                              --------------
                               (Registrant)

Date: July 10, 2009       By: /s/ Lawrence A. Minkoff
                              ----------------------------------------------
                              Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)


                          By: /s/ Kenneth C. Riscica
                              ----------------------------------------------
                              Kenneth C. Riscica, Treasurer and Secretary
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