Form 10-Q
period 2009-08-31
MAGNA LAB INC
filed 2009-10-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: August 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - October 1, 2009

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

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

                          MAGNA-LAB INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                August 31,     February 28,
                                                                                   2009            2009
                                                                              ------------     ------------
                                                                               (unaudited)
CURRENT ASSETS:
    Cash                                                                      $      9,000     $      1,000
    Prepaid expense                                                                  9,000            3,000
                                                                              ------------     ------------

   Total current assets                                                       $     18,000     $      4,000
                                                                              ============     ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable and accrued interest payable to a shareholder                 $    203,000     $    158,000
  Accounts payable (including approximately $68,000 which is payable to
     the Company's President for expenses he paid on the Company's behalf)         340,000          336,000
  Accrued expenses and other current liabilities                                    37,000           33,000
                                                                              ------------     ------------
       Total current liabilities                                                   580,000          527,000
                                                                              ------------     ------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
     none issued                                                                        --               --
  Common stock, Class A, par value $.001 per share, 120,000,000 shares
     authorized, 1,176,025 shares issued and outstanding                             1,000            1,000
  Common stock, Class B, par value $.001 per share, 3,750,000 shares
     authorized, 18,750 shares issued and 3,304 shares outstanding                      --               --
  Capital in excess of par value                                                27,180,000       27,180,000
  Accumulated deficit                                                          (27,743,000)     (27,704,000)
                                                                              ------------     ------------
       Total stockholders' deficit                                                (562,000)        (523,000)
                                                                              ------------     ------------

     Total liabilities and stockholders' deficit                              $     18,000     $      4,000
                                                                              ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and six months ended August 31, 2009 and 2008
                                   (unaudited)

                                             Three months ended                     Six months ended
                                                August 31,                             August 31,
                                                ----------                             ----------

                                          2009               2008               2009                  2008
                                    --------------     --------------     --------------     --------------

REVENUES                            $           --     $           --     $           --     $           --
                                    --------------     --------------     --------------     --------------

OPERATING  EXPENSES:
  General and administrative                14,000             79,000             28,000            102,000
                                    --------------     --------------     --------------     --------------

LOSS FROM OPERATIONS                       (14,000)           (79,000)           (28,000)          (102,000)
                                    --------------     --------------     --------------     --------------

OTHER EXPENSE - Interest expense             6,000              5,000             11,000              8,000
                                    --------------     --------------     --------------     --------------

NET LOSS                            $      (20,000)    $      (84,000)    $      (39,000)          (110,000)
                                    ==============     ==============     ==============     ==============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES OUTSTANDING,
 BASIC AND DILUTED                       1,179,000          1,127,000          1,179,000          1,104,000
                                    ==============     ==============     ==============     ==============

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                 $        (0.02)    $        (0.07)    $        (0.03)    $        (0.10)
                                    ==============     ==============     ==============     ==============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended August 31, 2009 and 2008
                                   (unaudited)

                                                                                          2009             2008
                                                                                      -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $ (39,000)      $  (110,000)
                                                                                      -----------     -------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Stock-based compensation expense                                                             -           10,000
    Effect on cash of changes in operating assets and liabilities:
       Prepaid expenses and other assets                                                   (6,000)           (5,000)
       Accounts payable, accrued liabilities and all other                                 23,000            82,000
                                                                                      -----------     -------------

NET CASH USED IN OPERATING ACTIVITIES                                                     (22,000)          (23,000)
                                                                                      -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds received from notes payable to shareholder                                  30,000            30,000
                                                                                      -----------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  30,000            30,000
                                                                                      -----------     -------------

NET INCREASE (DECREASE) IN CASH                                                             8,000             7,000
CASH:
  Beginning of period                                                                       1,000             1,000
                                                                                      -----------     -------------
  End of period                                                                       $     9,000     $       8,000
                                                                                      ===========     =============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Note payable used to finance insurance                                              $    10,000     $      11,000
                                                                                      ===========     =============

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              For the six months ended August 31, 2009 (unaudited)

                                                         Common Stock
                                        --------------------------------------------         Capital in
                                             Class A                      Class B              Excess
                                        --------------------------------------------            of Par      Accumulated
                                          Shares     Amount         Shares    Amount            Value        Deficit
                                        -------------------------------------------------------------------------------
BALANCES, February 28, 2009             1,176,025  $   1,000        3,304    $     -        $  27,180,000  $(27,704,000)

NET LOSS, unaudited                             -          -            -          -                   -        (39,000)
                                        -------------------------------------------------------------------------------

BALANCES, August 31, 2009               1,176,025  $   1,000         3,304    $    -        $  27,180,000  $(27,743,000)
                                        ===============================================================================

See accompanying notes to the condensed consolidated financial statements.

                          MAGNA-LAB INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1  - BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2009. The operating results for the three and six months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2009, the Company had only $9,000 of cash and approximately $562,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the six months ended August 31, 2009, the Company had a net loss of approximately $39,000 and utilized approximately $22,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2009. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2009. The Company's plans to deal with this uncertainty are described above in "Company Activities." Management's plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management's plans can be realized at all. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended August 31, 2009 and 2008.

NOTE 4 - NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company's principal shareholder in the aggregate principal amount of $165,000, plus approximately $38,000 of interest accrued, including $30,000 issued during the three months ended August 31, 2009. Such notes become due 120 days after issuance and, as such, $135,000 principal amount of such notes are overdue at August 31, 2009. The notes that are overdue bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company's Chairman and President for payments he has made on the Company's behalf to preserve certain intellectual property rights.

Accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount was to be repaid if the proposed merger transaction with this party was not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company. There has not been a demand for repayment of this amount. Further, the Company has asserted that it is due recovery of its certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended February 28, 2009 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three and six months ended August 31, 2009 or 2008. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 - STOCK BASED COMPENSATION:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and supersedes Accounting Principles Board Opinion ("APB") No. 25. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards.

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

NOTE 7 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that the effect SFAS 141(R) will have on its condensed consolidated financial statements will only be known when and if it completes a reverse merger transaction.

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements ("SFAS 160"), an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). SFAS 160 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company believes that the effect SFAS 160 will have on its condensed consolidated financial statements will only be known when and if it completes a reverse merger transaction.

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

The FSPs are effective for interim and annual periods ending after June 15, 2009 and have not had a material effect on the financial statements of the Company.

In June 2009, FASB issued SFAS No. 165, "Subsequent Events" which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement has not had a material effect on the condensed consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

         MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to August 31, 2009, MALLC loaned us an aggregate $165,000 under a series of promissory notes payable that mature 120 days from issuance, including $30,000 loaned to us in the three months ended August 31, 2009. At August 31, 2009, $135,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

         While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Financial Condition, Liquidity and Capital Resources - At August 31, 2009, the Company had approximately $9,000 in cash and approximately $562,000 in negative working capital and stockholders' deficit and negative cash flows from operations. For the six months ended August 31, 2009, the Company had a net loss of approximately $39,000 and utilized approximately $22,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2009. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2009. These factors, among others, raise substantial doubt about the Company's ability to continue operations as a going concern.

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

         Results of Operations - During the three and six months ended August 31, 2009, our net loss was approximately $20,000 and $39,000, respectively, compared to a net loss of approximately $84,000 and $110,000, respectively, in the three and six months ended August 31, 2008. During the three and six months ended August 31, 2008, the higher costs result primarily from professional and consulting fees associated with a potential merger transaction that ultimately did not close. The lower net loss in the three months ended August 31, 2009 results from the absence of a potential transaction during that period as well as lower operating costs, primarily professional fees and occupancy. Our interest costs in the three and six months ended August 31, 2009 are higher than in the same periods of the prior year due to higher debt levels and higher default interest.

         The operating results for the three and six months ended August 31, 2009 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15%).

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

Item 3.   Defaults Upon Senior Securities

      As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations - Overview, Background and History, $135,000 principal amount of 12% notes payable to Magna Acquisition LLC ("MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $30,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

Item 6. - Exhibits

      10.01 Note Payable to Magna Acquisition LLC dated August 18, 2009.
      31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                 MAGNA-LAB INC.
                                                 --------------
                                                  (Registrant)

Date:  October 13, 2009            By:        /s/ Lawrence A. Minkoff
                                       -----------------------------------------
                                       Lawrence A. Minkoff, Chairman, President
                                       and Chief Scientific Officer (Principal
                                                Executive Officer)


                                   By:        /s/ Kenneth C. Riscica
                                       -----------------------------------------
                                        Kenneth C. Riscica, Treasurer and
                                        Secretary (Principal Financial and
                                                Accounting Officer)

                                INDEX TO EXHIBITS

 No.                                  Description
 ---                                  -----------
10.01 Note Payable to Magna Acquisition LLC dated August 18, 2009.
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.