Form 10-Q
period 2009-11-30
MAGNA LAB INC
filed 2010-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-21320

Magna-Lab Inc.
(Exact name of smaller reporting company as specified in its charter)

New York	11-3074326
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791
(Address of principal executive offices and Zip code)

(516) 393 5874
(Issuer's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – January 11, 2010

Class A Common Stock, $.001 Par Value	1,176,025
Class B Common Stock, $.001 Par Value	3,304
Class	Shares

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2009	2009
	(unaudited)
CURRENT ASSETS:
Cash	$3,000	$1,000
Prepaid expense	6,000	3,000

Total current assets	$9,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$215,000	$158,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	339,000	336,000
Accrued expenses and other current liabilities	38,000	33,000
Total current liabilities	592,000	527,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares
authorized, 1,176,025 shares issued and outstanding at November 30,	1,000	1,000
2009 and February 28, 2009, respectively
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued and 3,304 shares outstanding at
November 30, 2009 and February 28, 2009, respectively	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,764,000)	(27,704,000)
Total stockholders' deficit	(583,000)	(523,000)

Total liabilities and stockholders’ deficit	$9,000	$4,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended November 30, 2009 and 2008
(unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2009	2008	2009	2008
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	14,000	16,000	43,000	118,000
LOSS FROM OPERATIONS	(14,000)	(16,000)	(43,000)	(118,000)
OTHER EXPENSE – Interest expense	6,000	4,000	17,000	12,000
NET LOSS	$(20,000)	$(20,000)	$(60,000)	$(130,000)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,132,000

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.12)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended November 30, 2009 and 2008
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,000)	$(130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-	10,000
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,000)	(2,000)
Accounts payable, accrued liabilities and other current liabilities	30,000	94,000

NET CASH USED IN OPERATING ACTIVITIES	(33,000)	(28,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	35,000	30,000

NET INCREASE IN CASH	2,000	2,000
CASH:
Beginning of period	1,000	1,000
End of period	$3,000	$3,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Note payable used to finance insurance	$11,000	$11,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the nine months ended November 30, 2009

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2009	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,704,000)

NET LOSS (unaudited)	-	-	-	-	-	(60,000)

BALANCES, November 30, 2009
(unadited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,764,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2009. The operating results for the three and nine months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ended February 28, 2010.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN CONSIDERATION:

Company Activities - The Company is focused on engaging in a “reverse merger” transaction with an unrelated business that would benefit from the Company’s public reporting status. Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital and continuing its public reporting.

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company’s efforts to raise additional capital or enter into a strategic arrangement in order to complete commercialization of its cardiac diagnostic Illuminator products and development of its Artery View product or to seek other means to realize value through sale, license or otherwise have been unsuccessful.

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at November 30, 2009, the Company had approximately $3,000 in cash and approximately $583,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the nine months ended November 30, 2009, the Company had a net loss of approximately $60,000 and utilized approximately $33,000 of cash in operating activities. Further, losses are continuing subsequent to November 30, 2009. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2009. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings per Share, formerly Statement of Financial Accounting Standards (“SFAS”) No. 128. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic net (loss) per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted net loss per share were the same for the three and nine month periods ended November 30, 2009 and 2008.

NOTE 4 – NOTES PAYABLE TO SHAREHOLDER:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $170,000, plus approximately $45,000 of interest accrued, including $3,000 and $35,000, respectively, issued during the three and nine months ended November 30, 2009. Such notes become due 120 days after issuance and, as such, $155,000 principal amount of such notes are overdue at November 30, 2009. The notes that are overdue bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf to preserve certain intellectual property rights.

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

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2009 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the nine months ended November 30, 2009 or 2008. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 – STOCK-BASED COMPENSATION:

In December 2004, the FASB updated its guidance for ASC 718, “Share Based Payment,” formerly SFAS No. 123R. Among other items, ASC 718 eliminates the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option pricing model.

The fair value of each option grant under ASC 718 is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5%; no dividend yield; expected option lives of five to nine years and expected volatility in excess of 200%.

In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company’s affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., is focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company’s stock.

NOTE 7 – EFFECT OF RECENT ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB updated guidance on ASC 805, “Business Combinations” , formerly SFAS No. 141(R). ASC 805 retains the fundamental requirements of guidance surrounding business combinations stating that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes that the effect ASC 805 will have on its condensed consolidated financial statements will only be known when and if it completes a reverse merger transaction.

In December 2007, the FASB issued guidance on ASC 810, “Non controlling Interests in Consolidated Financial Statements”, formerly SFAS 160. ASC 810 establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be re characterized as non controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. This pronouncement is effective for fiscal years beginning after December 15, 2008. The Company believes that the effect ASC 810 will have on its condensed consolidated financial statements will only be known when and if it completes a reverse merger transaction.

In April 2009, the FASB issued guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. ASC 820, formerly FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with guidance surrounding fair value measurements. ASC 825, formerly FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 320, formerly FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC 820 amends guidance surrounding fair value measurements by delaying the effective date of such guidance for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what initial fair value guidance states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320 on other-than-temporary impairments are intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. ASC 320 also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The guidance is effective for interim and annual periods ending after June 15, 2009 and have not had a material effect on the financial statements of the Company.

In June 2009, FASB updated its guidance in ASC 855, “Subsequent Events,” formerly SFAS No. 165, regarding subsequent events, establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of this pronouncement has not had a material effect on the condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) – a replacement of FASB Statement No. 162,” which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this will have a material effect on its consolidated financial statements.

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

     Overview, Background and History

     We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company. We no longer have any full-time employees and our Chief Executive and Chief Financial Officers serve on a part-time consulting basis.

     Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called “reverse merger” transaction. Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders. It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years, and entered into definitive agreements with one candidate (which agreement was subsequently terminated) we have no commitments to merge with any company at the present time.

     In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC (“MALLC”) which resulted in a change of control of our company. Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 307,727 shares of the Company’s Class A Common Stock, representing all the shares of our common stock owned by that shareholder. Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote. These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

     MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to November 30, 2009, MALLC loaned us an aggregate $170,000 under a series of promissory notes payable that mature 120 days from issuance, including $5,000 and $30,000, respectively, loaned to us in the three and nine months ended November 30, 2009. At November 30, 2009, $155,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

     While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

     Financial Condition, Liquidity and Capital Resources - At November 30, 2009, we had approximately $3,000 in cash and our working capital deficit and stockholders’ deficit were both approximately $583,000. Net loss for the nine months ended November 30, 2009 was approximately $60,000 and cash used in operations during the nine months totaled approximately $33,000.

     Our plan of operations for the coming twelve months is to pursue our “reverse merger” strategy by seeking, evaluating and negotiating with merger candidates and to continue to take actions to preserve our cash and continue our public reporting. We do not have the cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. As such, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

     Should we enter into a “reverse-merger” transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital). Further, since we do not have the cash to continue to preserve the intellectual property of that business, we may be forced to abandon it altogether.

     We currently have no material commitments for capital expenditures.

     Results of Operations – During the three and nine months ended November 30, 2009, our net loss was approximately $20,000 and $60,000, respectively, compared to a net loss of approximately $20,000 and $130,000, respectively, in the three and nine months ended November 30, 2008. The net loss in the current year nine months results from ongoing costs of approximately $20,000 per quarter. Net loss for the prior year nine months results from ongoing costs of approximately $20,000 per quarter plus approximately $60,000 of costs associated with our negotiation of and entry into a definitive agreement to merge with a target company, which agreement we subsequently terminated due to the counterparty’s breach. In addition, in the current year certain expenses have been reduced. While the counterparty is obligated to reimburse up to $50,000 of our deal-related expenses, we have not been successful in recouping such amounts. As such, we have charged such costs to operations. Higher interest cost results from higher debt levels, and higher default interest, in the three and nine months ended November 30, 2009 compared to the three and nine months ended November 30, 2008.

     The operating results for the three months ended November 30, 2009 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction. Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction as was the instance in the nine months ended November 30, 2008.

     Off Balance Sheet Arrangements

     The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

     Critical Accounting Principles –

     We have identified critical accounting principles that affect our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

     Use of Estimates, Going Concern Consideration – Our condensed consolidated financial statements have been prepared assuming we are a “going concern.” We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities. There can be no assurance that our plans to address this need can be realized. As such, we may be unable to continue operations as a going concern. No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

Item 4T. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

_____________________________________

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Some of these many known risks that affect an investment in our Company (there can be others) include:

•	we have incurred significant net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our company,
•
we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

•
if we merge with an unrelated business, we may divest our cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,

•	if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,
•	because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,
•	we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,
•
we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and

•
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

Item 3. Defaults Upon Senior Securities

     As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations –Overview, Background and History, $155,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to the additional principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: January 14, 2009	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.