Form 10-K
period 2010-02-28
MAGNA LAB INC
filed 2010-06-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21320

Magna-Lab Inc.
(Name of registrant in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

6800 Jericho Turnpike, Suite 120W, Syosset, NY	11791
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   -   (516) 393 5874 (or c/o 212 986 9700)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2010:$              0.

The aggregate market value on May 28, 2010 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately     $   50,000

As of May 28, 2010, 1,176,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

INTRODUCTORY NOTE

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.   Some of these risks, uncertainties and contingencies are discussed in Item 1. Description of Business – Factors and Risks That May Affect Future Results and elsewhere in this report.   We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

ITEM 1.   Business.

Overview Description of Business

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.  We no longer have any full-time employees and our principal executive and financial officers serve on a part-time consulting basis.

Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease.  Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities.  Our efforts to realize value for our prior business and MRI technology have been unsuccessful.  As a result, we view our most viable option to be merging with an unrelated operating company that could benefit from our status as a reporting company in a so-called “reverse merger” transaction.  Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders.  It would, however, provide an opportunity to return some value to shareholders.  While we have identified and explored merging with a number of candidates over the past few years we have no commitments to merge with any company at the present time.

In November 2006 the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock.  On March 1, 2007, such reverse stock split became effective.  Fractional shares will be rounded up to the next full share.

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC (“MALLC”) which resulted in a change of control of our company.  Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses.  Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology, Ltd. (“Noga”), a company in receivership, 307,727 shares of the Company’s  Class A Common Stock, representing all the shares of our common stock owned by that shareholder.  Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote.  These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  During the four fiscal years ended February 28, 2010, MALLC loaned us an aggregate $180,000 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 28, 2010, $170,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 15, 2010, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Historical Activities

We developed two products, Illuminator Probe™ and Illuminator Surface Coil,™ that were intended to provide a non-invasive means for imaging the heart in conjunction with existing MRI systems.  These products were approved for marketing by the United States Food and Drug Administration (“FDA”) in 2001 based on animal studies.  Since that time and until 2002, we devoted significant resources to performing additional development and clinical work necessary to support acceptance of such products in the marketplace.  Prior to completion of such activities, we encountered cash constraints and were not able to raise the necessary capital to fund these activities.   Our development and marketing activities were funded by approximately $10 million of private equity received during the three fiscal years ended February 28, 2002, approximately 75% of which came from Noga Investments in Technology, Ltd (“Noga”) who then became our principal shareholder.  In late 2002 and early 2003, we learned that Noga had been placed in receivership and had no ability to provide anticipated further funding.  Later in 2003, we learned that Noga was being liquidated.

As a result of our cash constraints, beginning in the Fall of 2002, we began to scale back our operations and reduce our infrastructure costs.  Once we completed an in-process clinical imaging milestone in the Fall of 2002, we terminated all non-executive personnel, vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and ceased substantially all development and commercialization activities.  During this time, our executive officers and Board first deferred significant portions of their compensation (aggregating approximately $113,000 which was settled with stock in 2005) and in January 2003 agreed to substantially reduce or eliminate their compensation going forward.  The Company’s then Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer until his resignation from that position effective May 2004.  Dr. Minkoff, our Chairman and President, assumed the responsibilities of principal executive officer of the Company at that time.

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

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992.  We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market.  We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria.  In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board.   We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997.  Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 and our telephone number is (516) 393 5874 or in care of (212) 986 9700.

A more complete description of the historical activities of the Company is contained in Item 1. Business contained in our Form 10-KSB for the fiscal year ended February 29, 2004.

ITEM 1A.   Risk Factors.

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

We have incurred significant net losses since our inception.  Our net loss was $86,000 and $145,000 for the fiscal years ended February 28, 2010 and 2009, respectively.  Our accumulated deficit since our inception in 1992 was $27,790,000 at February 28, 2010.  At February 28, 2010 we had approximately $6,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($609,000).  Our available cash and working capital at February 28, 2010 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

•	would significantly reduce the equity interest of current shareholders;
•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Management intends to devote only a limited amount of time to seeking a business combination which may adversely impact our ability to identify and consummate a successful business combination.

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the four fiscal years ended February 28, 2010.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

There is a potential conflict of interest between management’s duty to protect all shareholders and their duty as managers of Magna Acquisition LLC to protect the LLC’s interest.

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

We currently have 1,176,025 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable.  The shares held by MALLC are deemed “restricted” or “control” securities, as such terms are defined in the Securities Act of 1933, as amended.  As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act.  Under Rule 144, some of these securities are currently eligible for sale in the public market and the balance will become eligible for sale in the public market beginning one year following the cessation of our “shell” company status pursuant to consummation of a business combination and our filing of required public disclosure in connection therewith, provided in each case that the seller, so long as it remains an affiliate of the Company, complies with the volume limitations of that rule.  The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

Our shares are traded on the OTC Bulletin Board under the symbol “MAGAA.”  Trading in our shares has generally been inactive.  The absence of an active trading market reduces the liquidity of an investment in our shares.  The market price for our shares has been and is likely to be very volatile.  Numerous factors beyond our control may have a significant adverse effect on prices.  In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation.  If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

Our corporate charter contains authorized, unissued preferred stock which may be issued with terms that dilute voting and other rights of common stockholders.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences that may be determined from time to time by our board of directors.  Accordingly, our board of directors is empowered, without shareholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common shareholders.  The issuance of a new series of preferred stock could be used in certain circumstances as a method of discouraging, delaying or preventing a change in control of us.

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

Item 2.   Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in July 2011.

Item 3.   Legal Proceedings.

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

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years.  The source for the high and low bid information is publicly available charts on www.otcbb.com.  All prices below reflect the stock split which became effective on March 1, 2007.

	Fiscal Year Ended February 28,
	2010		2009
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.11	$0.05	$0.15	$0.10
Second Quarter ended August 31,	$0.07	$0.05	$1.15	$0.15
Third Quarter ended November 30,	$0.07	$0.07	$1.15	$0.20
Fourth Quarter ended February 28,	$0.07	$0.07	$0.12	$0.12

There is no established public trading market for the Company's Class B Common Stock.

On May 27, 2010 the closing bid price for the Class A Common Stock was approximately $0.06.

Due to cash constraints, the Company’s transfer agent is withholding services to the Company as a result of credit hold.  However, the Company, based on historical information, that the approximate number of record holders of the Company's equity securities as of May 28, 2010 is approximately as follows:

Title of Class	Approximate Number of Record Holders
Class A Common Stock	435
Class B Common Stock	30

We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

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

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, we consummated a stock purchase agreement with Magna Acquisition LLC (“MALLC”) which resulted in a change of control of our company and, under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses.  Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga, 307,727 shares of Class A Common Stock, representing all the shares of our company owned by that shareholder.  Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our company owned by MALLC by majority vote.  These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

MALLC has been responsible for substantially all of our funding during the past few years.  During the four years ended February 28, 2010, MALLC loaned us an aggregate $180,000 under a series of promissory notes payable that mature 120 days from issuance.  At February 28, 2010, $170,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 15, 2010, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our prior cardiac development and marketing efforts, approximately 75% of which was provided by Noga.  We had planned to raise additional capital in the year ended February 28, 2003, including participation from Noga, and with assistance from an investment bank.  From late 2002 through early 2003 we learned that a receiver was appointed to protect Noga from creditors and that Noga had no further ability to provide funding.  We were not successful in raising capital and so we took steps to preserve cash and technology assets and took other actions as discussed further at Item 1. “Business” “Overview” of this report.

Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners.  Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to curtail that business and refocus our efforts to the cardiac diagnostic business.

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2010, we had approximately $6,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($609,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 28, 2010 totaled approximately $45,000 and we are delinquent on various accounts payable.

Our plan of operations for the coming twelve months is to pursue our “reverse merger” strategy by seeking, evaluating and negotiating with merger candidates and to continue to take actions to preserve our cash and continue our public reporting.  Although we received periodic loans from our principal shareholder, we have no commitments for additional funding.  As such, we do not have the cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels.  Therefore, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

Should we enter into a “reverse-merger” transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital).  Further, since we have not had the cash to continue to preserve the intellectual property of that business for several years now, we may be forced to abandon it altogether.

Results of Operations – Operating expenses during the year ended February 28, 2010 represent the core expenses of our public reporting an maintaining our corporate records and such costs were slightly lower than the prior fiscal year due to reduced activity and lower costs.  We did not incur significant expenses during the fiscal year ended Ferbruary 28, 2010 on any proposed transaction, although some transactitions were reviewed and considered.

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

Interest expense was approximately $23,000 and $17,000 in the years ended February 28, 2010 and 2009, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans from $130,000 at February 28, 2009 to $180,000 at February 28, 2010.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

Capital expenditures – We have no plans or commitments for material capital expenditures.

Critical Accounting Policies –

We have identified critical accounting policies that affect our consolidated financial statements.  We have determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principles.  They are:

Use of Estimates, Going Concern Consideration – Our consolidated financial statements have been prepared assuming we are a “going concern”.  We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities.  There can be no assurance that our plans can be realized.  As such, we may be unable to continue operations as a going concern.  No adjustment has been made in the consolidated financial statements which could result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU No. 2009-17”). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under ASU No. 2009-17 will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company will adopt this guidance for the fiscal year beginning March 1, 2010.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company will adopt this guidance for the fiscal year beginning March 1, 2010.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 8.   Financial Statements and Supplementary Data.

MAGNA-LAB INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 28, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' deficit for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2010 and 2009, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of February 28, 2010 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 14, 2010

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

February 28, 2010 and 2009

ASSETS

	2010	2009
CURRENT ASSETS:
Cash	$6,000	$1,000
Prepaid expense	3,000	3,000
Total current assets	$9,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$231,000	$158,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	355,000	336,000
Accrued expenses and other current liabilities	32,000	33,000
Total current liabilities	618,000	527,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
1,176,025 and 1,176,025 shares issued and outstanding, respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
18,750 shares issued and 3,304 shares outstanding, respectively		-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,790,000)	(27,704,000)
Total stockholders' deficit	(609,000)	(523,000)
	$9,000	$4,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended February 28, 2010 and 2009

	2010	2009
REVENUES	$-	$-
OPERATING EXPENSES:
Selling, general and administrative	63,000	128,000
LOSS FROM OPERATIONS	(63,000)	(128,000)
OTHER EXPENSE - Interest expense	23,000	17,000
NET LOSS	$(86,000)	$(145,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,179,000	1,143,000
NET LOSS PER SHARE, basic and diluted	$(0.07)	$(0.13	) .

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 28, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,000)	$(145,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	10,000
Reversal of liabilities no longer required	-	(2,000)
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	41,000	92,000

NET CASH USED IN OPERATING ACTIVITIES	(45,000)	(45,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable	50,000	45,000

NET INCREASE IN CASH	5,000	-

CASH:
Beginning of year	1,000	1,000

End of year	$6,000	$1,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING ACTITVITIES

Notes payable issued for insurance	$10,000	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 28, 2010 and 2009

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit
BALANCES, March 1, 2008	1,086,025	$1,000	3,304	$-	$27,170,000	$(27,559,000)

STOCK BASED COMPENSATION	90,000	-	-	-	10,000	-

NET LOSS	-	-	-	-	-	(145,000)

BALANCES, February 28, 2009	1,176,025	1,000	3,304	-	27,180,000	(27,704,000)

NET LOSS	-	-	-	-	-	(86,000)

BALANCES, February 28, 2010	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,790,000)

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND GOING CONCERN:

Company Activities - Magna-Lab Inc. and Subsidiary  (collectively, the “Company”) is focused on engaging in a “reverse merger” transaction with an unrelated business that could benefit from the Company’s public reporting status.  Additional activities have included preserving cash, attempting to raise capital to support its activities and continuing its public reporting.

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003 since the company was unable to secure financing to support its planned activities.  The Company’s efforts to enter into a strategic arrangement or to seek other means to realize value for its cardiac diagnostic technologies through sale, license or otherwise have been unsuccessful.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2010, the Company had approximately $6,000 in cash and approximately $609,000 in negative working capital and stockholders’ deficit.   For the year ended February 28, 2010, the Company had a net loss of approximately $86,000 and utilized approximately $45,000 in cash for operations.  Further, losses are continuing subsequent to February 28, 2010.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2010.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation – The consolidated financial statemtnes present the financial position, results of operatiojns and cash flows of the Company in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Principles of consolidation – The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc.  All significant intercompany balances and transactions have been eliminated in consolidation.

Income Taxes – The Company complies with the accounting and reporting requirements of Generally Accepted Accounting Principles (“GAAP”) in accounting for income taxes.”  The Company uses the asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with GAAP in accounting for  uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of this new standard at inception did not have a significant effect on the Company’s consolidated balance sheet or statement of operations.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of GAAP in reporting its earnings per share.  Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 28, 2010 and 2009, there are no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2010 and 2009.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under GAAP, approximate the carrying amounts presented in the balance sheets.

Use of Estimates and Assumptions - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can, and in many cases will, differ from those estimates.

Stock-Based Compensation – The Company complies with the GAAP accounting and reporting requirements  for its Share-Based Payments.  GAAP requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards.  The Company has elected to adopt this new standard using the “modified prospective” method.  Under the “modified prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black Scholes option valuation model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with generally the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2010 and 2009, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights.  This officer has ceased making such payments and, as such, the underlying intellectual property may be or become compromised.

At February 28, 2010 and 2009, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party is not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   Further, the Company believes it has a claim for recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

At February 28, 2010 and 2009, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).   There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 28, 2010 and 2009.  The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 28, 2010, the Company has received an aggregate $95,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the amount outstanding under such notes to an aggregate of $180,000.  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 28, 2010, $170,000 face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $23,000 and $17,000 in the years ended February 28, 2010 and 2009, respectively.   On June 15, 2010, MALLC loaned an additional $25,000 to the Company on the same terms as above.

At February 28, 2009, $130,000 of such notes were outstanding (plus accrued interest) and $120,000 of such notes were beyond their maturity date and therefore due on demand.

The Company intends to made a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Under an agreement with an underwriter, 10,000 shares of Class B common stock were forfeited by the holders based on performance measures that were not met.  During the fiscal year ended February 28, 2001, 2,672 of such forfeited shares were inadvertently released by the Company’s transfer agent; 1,375 of which have been returned.  The Company has not been successful recovering the remaining 1,296 shares.

Principal shareholder and related party relationship -  In a series of transactions consummated on October 31, 2005,  MALLC acquired an aggregate of 607,727 shares of Common Stock, representing approximately 56 % of the Company’s issued and outstanding shares of Common Stock at that time, and approximately 55 % of the voting power represented by the Company’s issued and outstanding Common Stock at that time, after consummation of the transactions described above.  Two directors of the Company and the Company’s Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of such shares owned by MALLC by majority vote.

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

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 28, 2009 and February 29, 2008.  The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2010 and 2009, the Company had net operating loss carryforwards of approximately $27.8 million and $27.7 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $9 million and $8.6 million, respectively, of federal and $2.5 million and $2.5 million, respectively, of state deferred tax assets at February 28, 2010 and 2009.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits.  The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005.  Such carryforwards and credits expire between 2008 and 2030.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2010 and 2009 was approximately $11,000 and $11,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Employment agreement – In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000.  In February 2004 such employee offered to settle the claim for $10,000.  The Company has denied this claim and asserted counterclaims and no further activity has occurred in the fiscal year ended February 28, 2010.

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 28, 2010, and recent activity, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, GAAP was changed with respect to  improvements to financial reporting by enterprises involved with variable interest entities.  The new standard requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth.  This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. This new standard, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the new standard  will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company will adopt this guidance for the fiscal year beginning March 1, 2010.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

In February 2010, GAAP was changed to require that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company will adopt this guidance for the fiscal year beginning March 1, 2010.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

NONE

Item 9A(T).  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in or reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to us and our consolidated subsidiary is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosures.

(b)  Management’s report on internal controls over financial reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2010.

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

Inherent Limitations on Effectiveness of Internal Controls

The Company’s management, including the chief executive officer and chief financial officer, do not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B.  Other Information

On June 15, 2010, the Company borrowed on  an unsecured basis an aggregate $25,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	60	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	56	Treasurer and Secretary
J. M. Feldman	65	Vice President and Director
Jonathan Adereth	63	Director
Joel Kanter (1)(2)	53	Director
Seymour Kessler (1)(2)	78	Director
__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998.  Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including Pet DRx Corporation, Medgenics, Inc., Vyteris Inc. and WaferGen Biosystems, Inc. as well as a number of private concerns

Seymour Kessler, D.P.M. has served as a Director of our company since January 2000.  Since 2002 he has been a private investor.  Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies.  Dr. Kessler has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive.  He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics.  From approximately 2000 until February 2003, he was a Director of Western Power Inc. and American United Global International, Inc.

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

Item 11.  Executive Compensation.

During the fiscal year ended February 28, 2010, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 28, 2010.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 28, 2010. The table includes:

•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned (3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.0%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.4%
Lawrence A. Minkoff, Ph.D. (4)	Class A Class B	17,640 2,389 20,029	2.5%
Jonathan Adereth (4)	Class A	12,086	1.0%
Joel Kanter (4)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
Seymour Kessler (4)	Class A	11.420	1.0%
All Executive Officers and Directors as a Group (6 persons)	Class A Class B	127,149 2,389 129,538	16.8%
________________
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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0.00	-0-

Equity compensation plans not approved by security holders	-	$0	-0-

Total	0	$0.00	-0-
___________
Note: The 90,000 shares previously reserved for issuance to management and the board of directors were approved to be issued effective July 24, 2008 as described further in Executive Compensation above.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

At February 28, 2009, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company’s intellectual property counsel on behalf of the Company in an attempt to preserve intellectual property rights of the Company.  The Company has recorded this as an amount payable to Dr. Minkoff.

Since October 2005, our principal shareholder, MALLC, has loaned has loaned us an aggregate $205,000 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

-	October 2007, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000
-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000
-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000
-	January 2010, $10,000
-	June 2010, $25,000

At May 29, 2010, $180,000 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

In October 2007, MALLC guaranteed our payment of approximately $18,000 to a third party that paid certain of the Compamy’s expenses in connection with discussions of a proposed merger.

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

Item 14.    Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, Rothstein Kass & Company, P.C. (“Rothstein Kass”) for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-QSB were approximately $18,000 and $21,000, in the fiscal years ended February 28, 2010 and 2009, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2010.

TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2010.

ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2010 or 2009.

Periodically, generally annually, the Company’s principal independent auditor, Rothstein Kass & Company, P.C., presents to the Company its estimate of its fees for the coming year.  This estimate is reviewed and approved by the Audit Committee of the Board of Directors.  The Company generally does not routinely procure non-audit services from Rothstein Kass & Company P.C., however, such services would currently require the pre-approval of the Audit Committee.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor’s full-time, permanent employees.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount
Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.13	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.14	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.15	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.16	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.17	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.19	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.22	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.24	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

_______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)	Intentionally omitted.
(8)	Incorporated by reference to Form 8-K filed on March 3, 2007.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(14)	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
Dated: June 15, 2010

	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff
Chairman, President and Chief Scientific Officer (principal executive officer)

By:	/s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific Officer and Director (principal executive officer)	June 15, 2010

/s/ Jerome M. Feldman
Jerome M. Feldman	Director	June 14, 2010

Jonathan Adereth	Director

/s/ Joel Kanter
Joel Kanter	Director	June 14, 2010

/s/ Seymour Kessler
Seymour Kessler	Director