Form 10-Q
period 2010-05-31
MAGNA LAB INC
filed 2010-07-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – July 1, 2010

Class A Common Stock, $.001 Par Value	1,176,025
Class B Common Stock, $.001 Par Value	3,304
Class	Shares

MAGNA-LAB INC. AND SUBSIDIARY

CONTENTS

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2010	2010
	(unaudited)
CURRENT ASSETS:
Cash	$1,000	$6,000
Prepaid expense	-	3,000

Total current assets	$1,000	$9,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$237,000	$231,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	362,000	355,000
Accrued expenses and other current liabilities	34,000	32,000
Total current liabilities	633,000	618,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,025 and 1,176,025 shares issued and outstanding,
respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares
authorized, 18,750 shares issued and 3,304 shares outstanding	-	-
Capital in excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,813,000)	(27,790,000)
Total stockholders' deficit	(632,000)	(609,000)
Total liabilities and stockholders’ deficit	$1,000	$9,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended May 31, 2010 and 2009
(unaudited)

	2010	2009
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	16,000	14,000

LOSS FROM OPERATIONS	(16,000)	(14,000)

OTHER EXPENSE - Interest expense	7,000	5,000

NET LOSS	$(23,000)	$(19,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
basic and diluted	$(0.02)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended May 31, 2010 and 2009
(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,000)	$(19,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses and other assets	3,000	3,000
Accounts payable, accrued liabilities and all other	15,000	10,000

NET CASH USED IN OPERATING ACTIVITIES	(5,000)	(6,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	-	5,000

NET DECREASE IN CASH	(5,000)	(1,000)
CASH:
Beginning of period	6,000	1,000
End of period	$1,000	$-

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended May 31, 2010 (unaudited)

					Capital in
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2010	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,790,000)

NET LOSS (unaudited)	-	-	-	-	-	(23,000)

BALANCES, May 31, 2010
(unaudited)	$1,176,025	1,000	$3,304	$-	$27,180,000	(27,813,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2010.  The operating results for the three months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.

NOTE 2– DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN CONSIDERATION:

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2010, the Company had no material cash and approximately $632,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2010, the Company had a net loss of approximately $23,000 and utilized approximately $5,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2010.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2010.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. Generally Accepted Accounting Principles (“GAAP”) with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2010 and 2009.

NOTE 4 – NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $180,000, plus approximately $57,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, $180,000 principal amount of such notes are overdue at May 31, 2010.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.  The Company intends to make a proposal to this principal shareholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On June 15, 2010, this shareholder loaned the Company an additional $25,000 on the same terms as above.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUALS:

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

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2010 or 2009.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

NOTE 6 – STOCK BASED COMPENSATION:

In accordance with GAAP, the Company recognizes the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards.  Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant.  The fair value of each option or warrant grant under GAAP is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 5%; no dividend yield; expected option lives of five to nine years and expected volatility in excess of 200%.

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

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2009, GAAP was changed with respect to  improvements to financial reporting by enterprises involved with variable interest entities.  The new standard requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth.  This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. This new standard, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the new standard is effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company has adopted this guidance effective for the fiscal year beginning March 1, 2010.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2010, GAAP was changed to require that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company has adopted this guidance for the fiscal year that began March 1, 2010.  The adoption of this new standard did not have a material effect on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.   See our Form 10-K for the year ended February 28, 2010 for a discussion of certain known risks; also see Part II, Item 1A.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to May 31, 2010, MALLC loaned us an aggregate $180,000 under a series of promissory notes payable that mature 120 days from issuance.  At May 31, 2010, $180,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 15, 2010, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At May 31, 2010, the Company had no material cash and approximately $632,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2010, the Company had a net loss of approximately $23,000 and utilized approximately $5,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2010.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2010.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three months ended May 31, 2010, our net loss was approximately $23,000 compared to a net loss of approximately $19,000 in the three months ended May 31, 2009.  The higher net loss results from slightly higher operating costs, primarily professional fees as well as higher interest cost resulting from higher debt levels, and higher default interest, in the three months ended May 31, 2010.

The operating results for the three months ended May 31, 2010 are reflective of our core operating costs when we are not engaged in active negotiations for a merger transaction.  Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction.  We were actively engaged in such activity near the end of the quarter ended May 31, 2010 and in the quarter that began June 1, 2010.  As such, we expect our operating expenses to increase in the second quarter of this year.  There can be no assurance that any of our activities will result in any transaction.  Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15%).

Off Balance Sheet Arrangements –

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

Use of Estimates, Going Concern Consideration – Our condensed consolidated financial statements have been prepared assuming we are a “going concern”.  We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities.  There can be no assurance that our plans to address this need can be realized.   As such, we may be unable to continue operations as a going concern.  No adjustment has been made in the condensed consolidated financial statements which could result should we be unable to continue as a going concern.

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

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2010.

Item 3.  Defaults Upon Senior Securities

As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, $180,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at May 31, 2010 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.   MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $25,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

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

MAGNA-LAB INC.
(Registrant)

Date: July 14, 2010	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.