Form 10-Q
period 2010-08-31
MAGNA LAB INC
filed 2010-10-12
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

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

(516) 393 5874 (or c/o 212 986 9700)
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – October 1, 2010

Class A Common Stock, $.001 Par Value	1,176,025
Class B Common Stock, $.001 Par Value	3,304
Class	Shares

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 28,
	2010	2010
	(unaudited)
CURRENT ASSETS:
Cash	$2,000	$6,000
Prepaid expense	8,000	3,000

Total current assets	$10,000	$9,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$270,000	$231,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	380,000	355,000
Accrued expenses and other current liabilities	39,000	32,000
Total current liabilities	689,000	618,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,025 and 1,176,025 shares issued and outstanding,
respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares
authorized, 18,750 shares issued and 3,304 shares outstanding	-	-
Capital in excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,860,000)	(27,790,000)
Total stockholders' deficit	(679,000)	(609,000)

Total liabilities and stockholders’ deficit	$10,000	$9,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended August 31, 2010 and 2009
(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2010	2009	2010	2009
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	39,000	14,000	56,000	28,000
LOSS FROM OPERATIONS	(39,000)	(14,000)	(56,000)	(28,000)
OTHER EXPENSE – Interest expense	7,000	6,000	14,000	11,000
NET LOSS	$(46,000)	$(20,000)	$(70,000)	$(39,000)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.06)	$(0.03)

See accompanying notes to the condensed consolidated financial statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended August 31, 2010 and 2009
(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,000)	$(39,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,000)	(6,000)
Accounts payable, accrued liabilities and all other	46,000	23,000

NET CASH USED IN OPERATING ACTIVITIES	(29,000)	(22,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	25,000	30,000

NET INCREASE (DECREASE) IN CASH	(4,000)	8,000
CASH:
Beginning of period	6,000	1,000
End of period	$2,000	$9,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the six months ended August 31, 2010 (unaudited)

					Capital in
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2010	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,790,000)

NET LOSS (unaudited)	-	-	-	-	-	(70,000)

BALANCES, August 31, 2010
(unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,860,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2010. The operating results for the three and six months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ended February 28, 2011.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2010, the Company had approximately $2,000 of cash and approximately $679,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the six months ended August 31, 2010, the Company had a net loss of approximately $70,000 and utilized approximately $29,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2010. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2010. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. Generally Accepted Accounting Principles (“GAAP”) with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and six month periods ended August 31, 2010 and 2009.

NOTE 4 – NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $205,000, plus approximately $65,000 of interest accrued. Such notes become due 120 days after issuance and, as such, $180,000 principal amount of such notes are overdue at August 31, 2010. The notes that are overdue bear interest at 15% per year subsequent to their maturity date. The Company intends to make a proposal to this principal shareholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On September 23, 2010, this shareholder loaned the Company an additional $10,000 on the same terms as above.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUALS:

Approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf to preserve certain intellectual property rights.

Accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party is not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. The Company believes it is entitled to recovery of certain costs from this third party associated with that proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2010 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three and six months ended August 31, 2010 or 2009. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to August 31, 2010, MALLC loaned us an aggregate $205,000 under a series of promissory notes payable that mature 120 days from issuance. At August 31, 2010, $180,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. On September 23, 2010, MALLC loaned us an additional $10,000 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At August 31, 2010, the Company had approximately $2,000 cash and approximately $679,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the six months ended August 31, 2010, the Company had a net loss of approximately $70,000 and utilized approximately $29,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2010. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2010. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and six months ended August 31, 2010, our net loss was approximately $46,000 and $70,000, respectively, compared to a net loss of approximately $20,000 and $39,000, respectively, in the three and six months ended August 31, 2009. The higher net loss in the three and six months ended August 31, 2010 results from higher professional fees and other costs associated with reviewing a merger candidate. Additionally, higher debt levels and higher default interest in the three and six months ended August 31, 2010 resulted in additional interest expense.

Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. We were actively engaged in such activity during the three months ended August 31, 2010. Such activity did not result in a transaction and, unless such activity resumes, we expect our operating expenses to decrease in the third quarter of this year. There can be no assurance that any of our activities will result in any transaction. Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15%).

Off Balance Sheet Arrangements -

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
•
we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

•
if we merge with an unrelated business, we would likely divest of any of our remaining cardiac MRI technology, partly in connection with or in anticipation of a merger with an unrelated business or such technology may remain with the Company and not receive any priority in allocation of any funding that may be available,

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

Item 3. Defaults Upon Senior Securities

As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations –Overview, Background and History, $180,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at August 31, 2010 as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $10,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

Item 5. – Other Information

Effective August 31, 2010, Jonathan Adereth resigned as a member of the Board of Directors of the Company.

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

MAGNA-LAB INC.
(Registrant)

Date: October 12, 2010	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.