Form 10-K
period 2011-02-28
MAGNA LAB INC
filed 2011-06-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21320

Magna-Lab Inc.
(Name of registrant in its charter)

New York	11-3074326
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

6800 Jericho Turnpike, Suite 120W, Syosset, NY	11791
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number   -   (516) 393 5874 (or c/o 212 986 9700)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2011:$              0.

The aggregate market value on May 28, 2011 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately     $   50,000

As of May 16, 2011, 1,176,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  During the five fiscal years ended February 28, 2011, MALLC loaned us an aggregate $230,000 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 28, 2011, $215,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 10, 2011, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

We have incurred significant net losses since our inception.  Our net loss was $110,000 and $86,000 for the fiscal years ended February 28, 2011 and 2010, respectively.  Our accumulated deficit since our inception in 1992 was $27,900,000 at February 28, 2011.  At February 28, 2011 we had approximately $7,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($719,000).  Our available cash and working capital at February 28, 2011 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

We may issue shares of our capital stock or debt securities to raise capital, settle liabilities and to complete a business combination, which would reduce the equity interest of our stockholders and, in the case of a business combination, would  likely cause a change in control of our ownership.

Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock and we only have outstanding 1,176,025 class A common shares and 3,304 class B common shares.  The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with a reverse merger transaction or to raise cash or settle liabilities:

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the five fiscal years ended February 28, 2011.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

Item 2.  Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in July 2012.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

The following sets forth the high and low bid prices for the Company's Class A Common Stock for each quarter during the last two fiscal years.  The source for the high and low bid information is publicly available charts on www.otcmarkets.com.  All prices below reflect the stock split which became effective on March 1, 2007.
	Fiscal Year Ended February 28,
	2011		2010
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.55	$0.07	$0.11	$0.05
Second Quarter ended August 31,	$0.07	$0.07	$0.07	$0.05
Third Quarter ended November 30,	$0.07	$0.07	$0.07	$0.07
Fourth Quarter ended February 28,	$0.07	$0.07	$0.07	$0.07

There is no established public trading market for the Company's Class B Common Stock.

On May 16, 2011 the closing bid price for the Class A Common Stock was approximately $0.07.

Due to cash constraints, the Company’s transfer agent is withholding services to the Company as a result of credit hold.  However, the Company, based on historical information,believes that the approximate number of record holders of the Company's equity securities as of May 28, 2011 may be approximately as follows:

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

MALLC has been responsible for substantially all of our funding during the past few years.  During the five years ended February 28, 2011, MALLC loaned us an aggregate $230,000 under a series of promissory notes payable that mature 120 days from issuance.  At February 28, 2011, $215,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 10, 2011, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2011, we had approximately $7,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($719,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 28, 2011 totaled approximately $45,000 and we are delinquent on various accounts payable.

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

Results of Operations – Operating expenses during the year ended February 28, 2011 were slightly higher than the core expenses of our public reporting an maintaining our corporate records because we did engage in discussions and evaluations of a potential merger candidate and incurred approximately $23,000 in  that effort.  The remaining operating costs, approximately $56,000, primarily reflect costs of occupancy, insurance and professional and other fees associated with maintaining our public reporting and minimal operations.  These costs were lower than the prior year due to reduced expenses for professional fees, occupancy and insurance. In the prior fiscal year we did not incur expenses in evaluating and discussing a potential merger candidate, although some transactions were reviewed and considered.

Interest expense was approximately $30,000 and $23,000 in the years ended February 28, 2011 and 2010, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans from $180,000 at February 28, 2010 to $230,000 at February 28, 2011.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

Recent Accounting Pronouncements

In December 2009, GAAP was changed with respect to  improvements to financial reporting by enterprises involved with variable interest entities.  The new standard requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth.  This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. This new standard, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the new standard  will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company will adopt this guidance for the fiscal year beginning March 1, 2011.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU NO 2010-20”).  ASU 2010-20 will require a company to provide more information about the ceredit quality of its financing receibables in the disclosures to the consolkdated financial statements, including aging information and credit quality indicators.  Both new and eexisting disclosures must be disaggregarted by portfolio segment or class.  The disaggregation of information is based on both how a company develops its allowance for credit losses and how  it manages its credit exposure.  ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP.  ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively.  We no not expect this standard to have any material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.

MAGNA-LAB INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders' deficit for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2011 and 2010, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of February 28, 2011 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
June 14, 2011

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

February 28, 2011 and 2010

ASSETS

	2011	2010
CURRENT ASSETS:
Cash	$7,000	$6,000
Prepaid expense	3,000	3,000
Total current assets	$10,000	$9,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$311,000	$231,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	385,000	355,000
Accrued expenses and other current liabilities	33,000	32,000
Total current liabilities	729,000	618,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
1,176,025 and 1,176,025 shares issued and outstanding, respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
18,750 shares issued and 3,304 shares outstanding, respectively		-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,900,000)	(27,790,000)
Total stockholders' deficit	(719,000)	(609,000)

	$10,000	$9,000
See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

 Years Ended February 28, 2011 and 2010

	2011	2010
REVENUES	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	80,000	63,000

LOSS FROM OPERATIONS	(80,000)	(63,000)

OTHER EXPENSE - Interest expense	30,000	23,000

NET LOSS	$(110,000)	$(86,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER SHARE, basic and diluted	$(0.09)	$(0.07	) .

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended February 28, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,000)	$(86,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	61,000	41,000

NET CASH USED IN OPERATING ACTIVITIES	(49,000)	(45,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable	50,000	50,000

NET INCREASE IN CASH	1,000	5,000

CASH:
Beginning of year	6,000	1,000

End of year	$7,000	$6,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
ACTITVITIES

Notes payable issued for insurance	$10,000	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 28, 2011 and 2010

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit
BALANCES, March 1, 2009	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,704,000)

NET LOSS	-	-	-	-	-	(86,000)

BALANCES, February 28, 2010	1,176,025	1,000	3,304	-	27,180,000	(27,790,000)

NET LOSS	-	-	-	-	-	(110,000)

BALANCES, February 28, 2011	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,900,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2011, the Company had approximately $7,000 in cash and approximately $719,000 in negative working capital and stockholders’ deficit.   For the year ended February 28, 2011, the Company had a net loss of approximately $110,000 and utilized approximately $49,000 in cash for operations.  Further, losses are continuing subsequent to February 28, 2011.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2011.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation – The consolidated financial statemtnes present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 28, 2011 and 2010, there are no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2011 and 2010.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under GAAP, approximate the carrying amounts presented in the balance sheets.

Use of Estimates and Assumptions - The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can, and in many cases will, differ from those estimates.

Stock-Based Compensation – The Company complies with the GAAP accounting and reporting requirements  for its Share-Based Payments.  GAAP requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the consolidated financial statements based on the grant date fair value of those awards.  The Company has elected to adopt this new standard using the “modified prospective” method.  Under the “modified prospective” method, compensation cost is recognized in the consolidated financial statements beginning with the effective date for all share-based payments granted after that date and for all unvested share-based payments granted before the effective date.

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

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2011 and 2010, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  This officer ceased making such payments several years ago and, as such, the underlying intellectual property may be or become compromised.

At February 28, 2011 and 2010, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party is not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   Further, the Company believes it has a claim for recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

At February 28, 2011 and 2010, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).   There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 28, 2011 and 2010.  The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time.

NOTE 4 - NOTES PAYABLE – RELATED PARTY:

During the two years ended February 28, 2011, the Company has received an aggregate $100,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $230,000 (plus accrued interest).  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 28, 2011, $215,000 face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $30,000 and $23,000 in the years ended February 28, 2011 and 2010, respectively.   On June 10, 2011, MALLC loaned an additional $25,000 to the Company on the same terms as above.

At February 28, 2010, $180,000 of such notes were outstanding (plus accrued interest) and $170,000 of such notes were beyond their maturity date and therefore due on demand.

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

Stock grant - In July 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of 90,000 shares that were issuable to management at that time at the closing bid price of the Company’s stock.  Because of cash constraints, the Company has not been able to issue such shares.  However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 28, 2011 and February 28, 2010.  The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2011 and 2010, the Company had net operating loss carryforwards of approximately $23.3 million and $27.8 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $8.4 million and $8.6 million, respectively, of federal and $2.1 million and $2.5 million, respectively, of state deferred tax assets at February 28, 2011 and 2010.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits.  The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005.  Such carryforwards and credits expire between 2012 and 2031.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2011 and 2010 was approximately $11,000 and $11,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Employment agreement – In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000.  In February 2004 such employee offered to settle the claim for $10,000.  The Company has denied this claim and asserted counterclaims and no further activity has occurred in the fiscal year ended February 28, 2011.

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 28, 2011, and recent activity, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

NOTE 9 - EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, GAAP was changed with respect to  improvements to financial reporting by enterprises involved with variable interest entities.  The new standard requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth.  This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. This new standard, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The guidance under the new standard  will become effective for the first annual period beginning after November 15, 2009, and interim periods within that first annual period. The Company will adopt this guidance for the fiscal year beginning March 1, 2011.  The Company does not believe adoption will have a material effect on the Company’s consolidated financial statements.

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU NO 2010-20”).  ASU 2010-20 will require a company to provide more information about the ceredit quality of its financing receibables in the disclosures to the consolkdated financial statements, including aging information and credit quality indicators.  Both new and eexisting disclosures must be disaggregarted by portfolio segment or class.  The disaggregation of information is based on both how a company develops its allowance for credit losses and how  it manages its credit exposure.  ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP.  ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively.  We no not expect this standard to have any material effect on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2011.

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

Item 9B.      Other Information

On June 10, 2011, the Company borrowed on  an unsecured basis an aggregate $25,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	61	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	57	Treasurer and Secretary
J. M. Feldman	66	Vice President and Director
Joel Kanter (1)(2)	54	Director
Seymour Kessler (1)(2)	79	Director
__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Kenneth C. Riscica has served as our Treasurer and Secretary since September 28, 2000 and served as Vice President-Finance and Chief Financial Officer from November 1993 until April 1997.  Between April 1997 and September 2000, Mr. Riscica served as a consultant to us.  Mr. Riscica devotes part time to our affairs.  Mr. Riscica is the principal owner of Riscica Associates, Inc., a management and financial consulting company serving both private and public companies and his principal employer from May 1999 to the present.  From 1976 until 1992, Mr. Riscica was with Arthur Andersen & Co. LLP in their audit practice in progressively more responsible positions including five years as Audit and Business Advisory Partner.

Jerome M. Feldman has been a Director of our company since January 2000.  Since 2002 Mr. Feldman has been a financial advisor employed by Capital Solutions Group.

Joel S. Kanter has served as a Director of our company since March 1998.  Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including  Medgenics, Inc., Vyteris Inc. and WaferGen Biosystems, Inc. as well as a number of private concerns

Seymour Kessler, D.P.M. has served as a Director of our company since January 2000.  Since 2002 he has been a private investor.  Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies.  Dr. Kessler has had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive.  He is a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics.  From approximately 2000 until February 2003, he was a Director of Western Power Inc. and American United Global International, Inc.

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

Item 11.   Executive Compensation.

During the fiscal year ended February 28, 2011, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 28, 2011.

In July 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of 90,000 shares that were issuable to management at that time at the closing bid price of the Company’s stock.  Because of cash constraints, the Company has not been able to issue such shares.  However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 28, 2011. The table includes:
•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.0%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.4%
Lawrence A. Minkoff, Ph.D. (4)	Class A	17,640
	Class B	2,389
		20,029	2.5%
Jonathan Adereth (4)	Class A	12,086	1.0%
Joel Kanter (4)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
Seymour Kessler (4)	Class A	11.420	1.0%
All Executive Officers and Directors as a Group	Class A	127,149
(6 persons)	Class B	2,389
		129,538	16.8%
______________________
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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Up until February 28, 2009, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company’s intellectual property counsel on behalf of the Company in an attempt to preserve intellectual property rights of the Company.  The Company has recorded this as an amount payable to Dr. Minkoff.

Since October 2005, our principal shareholder, MALLC, has loaned has loaned us an aggregate $255,000 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

-	September 2006, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000
-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000
-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000

-	January 2010, $10,000
-	June 2010, $25,000
-	September 2010, $10,000
-	January, 2011, $15,000
-	June 10, 2011, $25,000

At May 29, 2011, $230,000 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14.    Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, Rothstein Kass & Company, P.C. (“Rothstein Kass”) for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $20,000 and $18,000, in the fiscal years ended February 28, 2011 and 2010, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2011.

TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2011.

ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2011 or 2010.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit
No.                      Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.13	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.14	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.15	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.16	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.17	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.19	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.22	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.24	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)
10.25	Note Payable to Magna Acquisition LLC dated September 23, 2010 (15)
10.26	Note Payable to Magna Acquisition LLC dated January 6, 2011 (15)
10.27	Note Payable to Magna Acquisition LLC dated June 20, 2011 (16)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (9)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (9)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)	Intentionally omitted.
(8)	Incorporated by reference to Form 8-K filed on March 3, 2007.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.
(16)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
Dated: June 14, 2011

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

Signature	Title	Date

/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific Officer and Director (principal executive officer)	June 14, 2011

/s/ Jerome M. Feldman
Jerome M. Feldman	Director	June 14, 2011

/s/ Joel Kanter
Joel Kanter	Director	June 14, 2011

Seymour Kessler
Seymour Kessler	Director