Form 10-Q
period 2011-05-31
MAGNA LAB INC
filed 2011-07-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – July 10, 2011

Class A Common Stock, $.001 Par Value	1,176,025
Class B Common Stock, $.001 Par Value	3,304
Class	Shares

CONTENTS

All items which are not applicable or to which the answer is negative have been omitted from this report.

CONTENTS

PART I:	FINANCIAL INFORMATION Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2011	2011
	(unaudited)
CURRENT ASSETS:
Cash	$3,000	$7,000
Prepaid expense	-	3,000

Total current assets	$3,000	$10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$320,000	$311,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	388,000	385,000
Accrued expenses and other current liabilities	37,000	33,000
Total current liabilities	745,000	729,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,025 and 1,176,025 shares issued and outstanding,
respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares
authorized, 18,750 shares issued and 3,304 shares outstanding	-	-
Capital in excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,923,000)	(27,900,000)
Total stockholders' deficit	(742,000)	(719,000)

Total liabilities and stockholders’ deficit	$3,000	$10,000

See accompanying notes to the condensed consolidated financial statements.

CONTENTS
MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended May 31, 2011 and 2010
(unaudited)

	2011	2010

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	14,000	16,000

LOSS FROM OPERATIONS	(14,000)	(16,000)

OTHER EXPENSE - Interest expense	9,000	7,000

NET LOSS	$(23,000)	$(23,000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER COMMON SHARE, basic and diluted	$(0.02)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

CONTENTS

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended May 31, 2011 and 2010
(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,000)	$(23,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses and other assets	3,000	3,000
Accounts payable, accrued liabilities and all other	16,000	15,000

NET CASH USED IN OPERATING ACTIVITIES	(4,000)	(5,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	-	-

NET INCREASE (DECREASE) IN CASH	(4,000)	(5,000)
CASH:
Beginning of period	7,000	6,000
End of period	$3,000	$1,000

See accompanying notes to the condensed consolidated financial statements.

CONTENTS

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended May 31, 2011 (unaudited)

					Capital in
		Common Stock			Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2011	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,900,000)

NET LOSS (unaudited)	-	-	-	-	-	(23,000)

BALANCES, May 31, 2011 (unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,923,000)

See accompanying notes to the condensed consolidated financial statements.

CONTENTS

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2011.  The operating results for the three months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended February 28, 2012.

Management has evaluated subsequent events through July 12, 2011 in preparing these condensed consolidated financial statements.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2011, the Company had approximately $3,000 of cash and approximately $742,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2011, the Company had a net loss of approximately $23,000 and utilized approximately $4,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2011.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2011.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or license its products/technology or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. Generally Accepted Accounting Principles (“GAAP”) with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

CONTENTS

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2011 and 2010.

NOTE 4 – NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $230,000, plus approximately $90,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, $230,000 principal amount of such notes are overdue at May 31, 2011.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.  The Company intends to make a proposal to this principal shareholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On June 10, 2011, this shareholder loaned the Company an additional $25,000 on the same terms as above.

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

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2011 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2011 or 2010.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20 Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU NO 2010-20”).  ASU 2010-20 will require a company to provide more information about the credit quality of its financing receivables in the disclosures to the consolidated financial statements, including aging information and credit quality indicators.  Both new and existing disclosures must be disaggregated by portfolio segment or class.  The disaggregation of information is based on both how a company develops its allowance for credit losses and how it manages its credit exposure.  ASU No. 2010-20 is effective for interim and annual reporting periods after December 15, 2010.  The adoption of ASU 2010-20 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.   See our Form 10-K for the year ended February 28, 2011 for a discussion of certain known risks; also see Part II, Item 1A.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to May 31, 2011, MALLC loaned us an aggregate $230,000 under a series of promissory notes payable that mature 120 days from issuance.  At May 31, 2011, $230,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 10, 2011, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

CONTENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At May 31, 2011, the Company had approximately $3,000 cash and approximately $742,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2011, the Company had a net loss of approximately $23,000 and utilized approximately $4,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2011.  While our principal shareholder did loan us an additional $25,000 in June 2011, such amount is not sufficient to fund our operations for the coming twelve months.  We have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three months ended May 31, 2011, our net loss was approximately $23,000 compared to a net loss of approximately $23,000 in the three months ended May 31, 2010.  The higher debt levels and higher default interest in the three months ended May 31, 2011 resulted in an increase in interest expense of approximately $2,000 which was offset by decreases in other operating costs.

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

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2011.

Item 3.  Defaults Upon Senior Securities

As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, $230,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at May 31, 2011 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.   MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $25,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.
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

MAGNA-LAB INC.
(Registrant)

Date: July 14, 2011	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

CONTENTS

INDEX TO EXHIBITS

No. 31.1	Description Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.