Form 10-Q
period 2011-11-30
MAGNA LAB INC
filed 2012-01-12
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ________________

Commission File Number 0-21320

Magna-Lab Inc.
 (Exact name of smaller reporting company as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – January 10, 2012

Class A Common Stock, $.001 Par Value	1,176,025
Class B Common Stock, $.001 Par Value	3,304
Class	Shares

Contents

MAGNA-LAB INC. AND SUBSIDIARY

All items which are not applicable or to which the answer is negative have been omitted from this report.

Contents

PART I: FINANCIAL INFORMATION
Item 1. - Financial Statements
MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2011	2011 .
	(unaudited)
CURRENT ASSETS:
Cash	$2,000	$7,000
Prepaid expense	6,000	3,000

Total current assets	$8,000	$10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$363,000	$311,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	391,000	385,000
Accrued expenses and other current liabilities	38,000	33,000
Total current liabilities	792,000	729,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,025 and 1,176,025 shares issued and outstanding,
respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares
authorized, 18,750 shares issued and 3,304 shares outstanding	-	-
Capital in excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,965,000)	(27,900,000)
Total stockholders' deficit	(784,000)	(719,000)

Total liabilities and stockholders’ deficit	$8,000 .	$10,000

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended November 30, 2011 and 2010
(unaudited)
	Three months ended		Nine months ended
	November 30,		November 30,

	2011	2010	2011	2010

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	13,000	13,000	38,000	69,000

LOSS FROM OPERATIONS	(13,000)	(13,000)	(38,000)	(69,000)

OTHER EXPENSE – Interest expense	9,000	8,000	27,000	22,000

NET LOSS	$(22,000)	$(21,000)	$(65,000)	$(91,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.06)	$(0.08)

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended November 30, 2011 and 2010
(unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,000)	$(91,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,000)	(2,000)
Accounts payable, accrued liabilities and all other	38,000	55,000

NET CASH USED IN OPERATING ACTIVITIES	(30,000)	(38,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	25,000	35,000

NET INCREASE (DECREASE) IN CASH	(5,000)	(3,000)
CASH:
Beginning of period	7,000	6,000
End of period	$2,000	$3,000

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Note payable used to finance insurance	$11,000	$11,000

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the nine months ended November 30, 2011 (unaudited)

					Capital in
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2011	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,900,000)
NET LOSS (unaudited)	-	-	-	-	-	(65,000)
BALANCES, November 30, 2011
(unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,965,000)

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2011.  The operating results for the three and nine months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending February 28, 2012.

Management has evaluated subsequent events through January 11, 2012 in preparing these condensed consolidated financial statements.

NOTE 2 -  DISCUSSION OF THE COMPANY'S ACTIVITIES AND GOING CONCERN CONSIDERATION:

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at November 30, 2011, the Company had approximately $2,000 of cash and approximately $784,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the nine months ended November 30, 2011, the Company had a net loss of approximately $65,000 and utilized approximately $30,000 of cash in operating activities.  Further, losses are continuing subsequent to November 30, 2011.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2011.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. Generally Accepted Accounting Principles (“GAAP”) with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Contents

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and nine month periods ended November 30, 2011 and 2010.

NOTE 4 – NOTES PAYABLE:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $255,000, plus approximately $108,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, $255,000 principal amount of such notes are overdue at November 30, 2011.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.  The Company intends to make a proposal to this principal shareholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

On December 27, 2011, this shareholder loaned the Company an additional $17,500 on the same terms as above.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the three and nine months ended November 30, 2011 or 2010.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles  -- Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update allows an entity, when conducting its annual or interim goodwill impairment analysis, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after conducting this assessment, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this guidance will not have any impact on the Company's condensed consolidated financial statements.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to November 30, 2011, MALLC loaned us an aggregate $255,000 under a series of promissory notes payable that mature 120 days from issuance.  At November 30, 2011, $255,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On December 27, 2011, MALLC loaned us an additional $17,500 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Contents

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At November 30, 2011, the Company had approximately $2,000 cash and approximately $784,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the nine months ended November 30, 2011, the Company had a net loss of approximately $65,000 and utilized approximately $30,000 of cash in operating activities.  Further, losses are continuing subsequent to November 30, 2011.  While our principal shareholder did loan us an additional $17,500 in December 2011, such amount is not sufficient to fund our operations for the coming twelve months.  We have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2011.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and nine months ended November 30, 2011, our net loss was approximately $22,000 and $65,000, respectively, compared to a net loss of approximately $21,000 and $91,000, respectively, in the three and nine months ended November 30, 2010.  During the nine months ended November 30, 2010, we were engaged in discussions with a merger candidate and incurred higher professional fees than in the nine months ended November 30, 2011 as a result.  The higher debt levels and higher default interest in the three and nine months ended November 30, 2011 resulted in an increase in interest expense of approximately $1,000 and $5,000, respectively.

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

Contents

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

Item 3.   Defaults Upon Senior Securities

As discussed in Managements Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, $255,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at November 30, 2011 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.   MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $25,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.25	Note Payable to Magna Acquisition LLC dated September 23, 2010 (filed previously)
10.26	Note Payable to Magna Acquisition LLC dated January 6, 2011 (filed previously)
10.27	Note Payable to Magna Acquisition LLC dated June 10, 2011(filed previously)
10.28	Note Payable to Magna Acquisition LLC dated December 27, 2011 (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: January 11, 2012	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

Contents

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.28	Note Payable to Magna Acquisition LLC dated December 27, 2011
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine month periods ended November 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets at November 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statement of Cash Flows for the nine month periods ended November 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.