Form 10-K
period 2012-02-29
MAGNA LAB INC
filed 2012-06-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

The issuer's revenues for its most recent fiscal year ended February 29, 2012:$              0.

The aggregate market value on May 28, 2011 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately     $   50,000

As of May 25, 2012, 1,176,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.
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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  During the five fiscal years ended February 29, 2012, MALLC loaned us an aggregate $272,500 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 29, 2012, $255,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 5, 2012, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992.  We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market.  We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria.  In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board and subsequently on the OTCQB.   We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997.  Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 and our telephone number is (516) 393 5874 or in care of (212) 986 9700.

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

We have incurred significant net losses since our inception.  Our net loss was $84,000 and $110,000 for the fiscal years ended February 29, 2012 and 2011, respectively.  Our accumulated deficit since our inception in 1992 was $27,984,000 at February 29, 2012.  At February 29, 2012 we had approximately $7,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($803,000).  Our available cash and working capital at February 29, 2012 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the six fiscal years ended February 29, 2012.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business; the recent economic stress  and restricted credit conditions and additional regulations make this even more difficult.

If the target business with which we merge requires capital in order to execute its business plan, we will be required to seek additional financing.  We cannot assure you that such financing would be available on acceptable terms, if at all.  To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.  In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business.  The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.  In the current economic climate, where credit and other sources of capital have been constrained by recession, bank failures, additional regulations and other stresses in the financial markets, securing the financing necessary for such a transaction is more difficult.

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

Our shares are traded on the OTCQB under the symbol “MAGAA.”  Trading in our shares has generally been inactive.  The absence of an active trading market reduces the liquidity of an investment in our shares.  The market price for our shares has been and is likely to be very volatile.  Numerous factors beyond our control may have a significant adverse effect on prices.  In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation.  If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

Item 2.   Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $900 plus services and expiring in July 2013.

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

	Fiscal Year Ended February 28,
	2012		2011
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.07	$0.06	$0.05	$0.07
Second Quarter ended August 31,	$0.07	$0.05	$0.07	$0.07
Third Quarter ended November 30,	$0.07	$0.05	$0.07	$0.07
Fourth Quarter ended February 28,	$0.05	$0.05	$0.07	$0.07

There is no established public trading market for the Company's Class B Common Stock.

On May 16, 2012 the closing bid price for the Class A Common Stock was approximately $0.05.

Due to cash constraints, the Company’s transfer agent is withholding services to the Company as a result of credit hold.  However, the Company, based on historical information,believes that the approximate number of record holders of the Company's equity securities as of May 29, 2012 may be approximately as follows:

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

MALLC has been responsible for substantially all of our funding during the past few years.  During the six years ended February 29, 2012, MALLC loaned us an aggregate $272,500 under a series of promissory notes payable that mature 120 days from issuance.  At February 29, 2012, $255,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 5, 2012, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 29, 2012, we had approximately $7,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($803,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 29, 2012 totaled approximately $43,000 and we are delinquent on various accounts payable.

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

Results of Operations – Operating expenses during the year ended February 29, 2012 reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations.  Operating expenses during the year ended February 28, 2011 were slightly higher than the core expenses of our public reporting an maintaining our corporate records because we did engage in discussions and evaluations of a potential merger candidate and incurred approximately $23,000 in  that effort.

Interest expense was approximately $37,000 and $30,000 in the years ended February 29, 2012 and February 28, 2011, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans from $230,000 at February 28, 2011 to $272,500 at February 29, 2012.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 29, 2012 and February 28, 2011, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of February 29, 2012 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey
May 29, 2012

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29,	February 28
	2012	2011
CURRENT ASSETS:
Cash	$7,000	$7,000
Prepaid expense	3,000	3,000
Total current assets	$10,000	$10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$390,000	$311,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	391,000	385,000
Accrued expenses and other current liabilities	32,000	33,000
Total current liabilities	813,000	729,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
1,176,025 and 1,176,025 shares issued and outstanding, respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
18,750 shares issued and 3,304 shares outstanding, respectively		-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(27,984,000)	(27,900,000)
Total stockholders' deficit	(803,000)	(719,000)

	$10,000	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 29,	February 28
	2012	2011

REVENUES	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	47,000	80,000

LOSS FROM OPERATIONS	(47,000)	(80,000)

OTHER EXPENSE - Interest expense	37,000	30,000

NET LOSS	$(84,000)	$(110,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER SHARE, basic and diluted	$(0.07)	$(0.09)	.

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 29,	February 28
	2012	2011 .
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,000)	$(110,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	41,000	61,000

NET CASH USED IN OPERATING ACTIVITIES	(43,000)	(49,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable	43,000	50,000

NET INCREASE IN CASH	-	1,000

CASH:
Beginning of year	7,000	6,000

End of year	$7,000	$7,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
ACTITVITIES
Notes payable issued for insurance	$10,000	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 29, 2012 and February 28, 2011

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, March 1, 2010	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,790,000)

NET LOSS	-	-	-	-	-	(110,000)

BALANCES, February 28, 2011	1,176,025	1,000	3,304	-	27,180,000	(27,900,000)

NET LOSS	-	-	-	-	-	(84,000)

BALANCES, February 29, 2012	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,984,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 29, 2012, the Company had approximately $7,000 in cash and approximately $803,000 in negative working capital and stockholders’ deficit.   For the year ended February 29, 2012, the Company had a net loss of approximately $84,000 and utilized approximately $43,000 in cash for operations.  Further, losses are continuing subsequent to February 29, 2012.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2012.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Income Taxes – The Company complies with the accounting and reporting requirements of Generally Accepted Accounting Principles (“GAAP”) in accounting for income taxes.  The Company uses the asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with GAAP in accounting for  uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 29, 2012 and February 28, 2011.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 29, 2012 and February 28, 2011.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2008.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of GAAP in reporting its earnings per share.  Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 29, 2012 and February 28, 2011, there are no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 29, 2012 and February 28, 2011.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

At February 29, 2012 and February 28, 2011, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  This officer ceased making such payments several years ago and, as such, the underlying intellectual property may be or become compromised.

At February 29, 2012 and February 28, 2011, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party is not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   Further, the Company believes it has a claim for recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

At February 29, 2012 and February 28, 2011, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).   There was no activity in the restructuring accrual for the pre-1997 activities during the years ended February 29, 2012 and February 28, 2011.  The Company periodically adjusts the accrual based on the status of the matters, any activity and the passage of time.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 29, 2012, the Company has received an aggregate $93,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $273,000 (plus accrued interest).  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 29, 2012, $255,000 face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $36,000 and $30,000 in the years ended February 29, 2012 and February 28, 2011, respectively.   On June 5, 2012, MALLC loaned an additional $25,000 to the Company on the same terms as above.

At February 28, 2011, $230,000 of such notes were outstanding (plus accrued interest) and $215,000 of such notes were beyond their maturity date and therefore due on demand.

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

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 29, 2012 and February 28, 2011.  The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 29, 2012 and February 28, 2011, the Company had net operating loss carryforwards of approximately $23.3 million and $23.3 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $8.4 million and $8.4 million, respectively, of federal and $2.1 million and $2.1 million, respectively, of state deferred tax assets at February 29, 2012 and February 28, 2011.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits.  The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005.  Such carryforwards and credits expire between 2013 and 2031.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 29, 2012 and February 28, 2011was approximately $11,000 and $11,000, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Employment agreement – In March 2003, a former employee notified the Company, through counsel, of a claim for bonus compensation for the fiscal year ended February 28, 2002 for approximately $22,000.  In February 2004 such employee offered to settle the claim for $10,000.  The Company has denied this claim and asserted counterclaims and no further activity has occurred in the fiscal year ended February 29, 2012.

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 29, 2012, and recent activity, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2012.

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

      Item 9B.  Other Information

On June 5, 2012, the Company borrowed on  an unsecured basis an aggregate $25,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

      Item 10.  Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	62	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	58	Treasurer and Secretary
J. M. Feldman	67	Vice President and Director
Joel Kanter (1)(2)	55	Director
Seymour Kessler (1)(2)	80	Director
__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998.  Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including  Medgenics, Inc., Dr. Tattoff Inc. and WaferGen Biosystems, Inc. as well as a number of private concerns.

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

Item 11.   Executive Compensation.

During the fiscal year ended February 29, 2012, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 29, 2012.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 29, 2012. The table includes:

•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.0%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.4%
Lawrence A. Minkoff, Ph.D. (4)	Class A	17,640
	Class B	2,389
		20,029	2.5%

Joel Kanter (4)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
Seymour Kessler (4)	Class A	11.420	1.0%
All Executive Officers and Directors as a Group	Class A	115,063
(6 persons)	Class B	2,389
		117,452	15.8%
______________________

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

(3)	Based upon 1,176,025 shares of Class A common stock and 3,304 shares of Class B common stock outstanding at May 29, 2012.
(4)	The address for Messrs. Minkoff, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
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

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $297,500 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

-	September 2006, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000
-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000
-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000
-	January 2010, $10,000
-	June 2010, $25,000
-	September 2010, $10,000
-	January, 2011, $15,000
-	June 10, 2011, $25,000
-	December 27, 2011, $17,500
-	June 5, 2012, $25,000

At May 29, 2012, $272,500 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

In October 2007, MALLC guaranteed our payment of approximately $18,000 to a third party that paid certain of the Compamy’s expenses in connection with discussions of a proposed merger.

In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction.  Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company’s affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares.  On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company.  Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., was focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal.  As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company’s stock.  Because of cash constraints, the Company has not been able to issue such shares.  However, for accounting purposes, the Company has accounted for such shares as though they have been issued.  The estimated fair value of the shares on the date of the award is approximately $9,000 or less based on the quoted bid price on July 24, 2008 and the fact that the shares are restricted.

We believe that all of our directors except Lawrence A. Minkoff, Ph. D. our Chief Executive Officer, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

Item 14.    Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, Rothstein Kass  (“Rothstein Kass”) for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $16,000 and $20,000, in the fiscal years ended February 29, 2012 and February 28, 2011, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 29, 2012.

TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 29, 2012 and February 28, 2011.

ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 29, 2012 and February 28, 2011.

Periodically, generally annually, the Company’s principal independent auditor, Rothstein Kass, presents to the Company its estimate of its fees for the coming year.  This estimate is reviewed and approved by the Audit Committee of the Board of Directors.  The Company generally does not routinely procure non-audit services from Rothstein Kass, however, such services would currently require the pre-approval of the Audit Committee.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor’s full-time, permanent employees.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit
No.                      Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.13	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.14	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.15	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.16	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.17	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.19	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.22	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.24	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)
10.25	Note Payable to Magna Acquisition LLC dated September 23, 2010 (15)
10.26	Note Payable to Magna Acquisition LLC dated January 6, 2011 (15)
10.27	Note Payable to Magna Acquisition LLC dated June 20, 2011 (16)
10.28	Note Payable to Magna Acquisition LLC dated December 27, 2011 (17)
10.29	Note Payable to Magna Acquisition LLC dated June 5, 2012 (18)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended
February 28, 2003.
(7)	Intentionally omitted.
(8)	Incorporated by reference to Form 8-K filed on March 3, 2007.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-Q for the quarter ended November 30, 2011
(18)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.

Dated: June 7, 2012	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff
Chairman, President and Chief Scientific Officer (principal executive officer)

By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica
Treasurer and Secretary (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff	Chairman, President and Chief Scientific Officer and Director	June 8, 2012
Lawrence A. Minkoff, Ph.D.	(principal executive officer)

/s/ Jerome M. Feldman	Director	June 7, 2012
Jerome M. Feldman

/s/ Joel Kanter	Director	June 7, 2012
Joel Kanter

/s/ Seymour Kessler	Director
Seymour Kessler