Form 10-Q/A
period 2012-11-30
MAGNA LAB INC
filed 2013-01-18
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment to our Form 10-Q filing for the three and nine months ended November 30, 2012 is being made to correct Exhibits 31.1 and 31.2 to conform to the correct certifications required of our Chief Executive and Chief Financial Officers.  Item 5(a) in both certifications now reads:

“a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and”   [emphasis added]

In the previously filed Form 10-Q, we inadvertently omitted the words “and material weaknesses” in item 5(a) of the required certifications in Exhibits 31.1 and 31.2.

Since the financial statements are not required to be presented with this amendment, the certifications at Exhinit 31.1 and 31.2 are also amended to indicate “”not used” in item 3 of such certifications.  As such, item 3 of the originally filed certifications continues to be operative with respect to the condensed financial statements included therein.

No other changes are made to the Form 10-Q as filed other than described in this explanatory note.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: January 18, 2013	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

12

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.