Form 10-Q
period 2013-08-31
MAGNA LAB INC
filed 2013-10-03
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-21320

Magna-Lab Inc.
 (Exact name of smaller reporting company as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – September 23, 2013

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

PART II – OTHER INFORMATION

Item 1A. – Risk Factors	10

Item 3. – Defaults Upon Senior Securities	11

Item 6. – Exhibits	11

SIGNATURES	11

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION
               Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 28,
	2013	2013 .
	(unaudited)
CURRENT ASSETS:
Cash	$5,000	$12,000
Prepaid expense	10,000	3,000

Total current assets	$15,000	$15,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$525,000	$476,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	411,000	412,000
Accrued expenses and other current liabilities	36,000	33,000
Total current liabilities	972,000	921,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares
authorized, 1,176,025 shares issued and outstanding	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares
authorized, 18,750 shares issued and 3,304 shares outstanding	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,138,000)	(28,087,000)
Total stockholders' deficit	(957,000)	(906,000)

Total liabilities and stockholders’ deficit	$15,000 .	$15,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended August 31, 2013 and 2012
(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,

	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	14,000	14,000	27,000	27,000

LOSS FROM OPERATIONS	(14,000)	(14,000)	(27,000)	(27,000)

OTHER EXPENSE – Interest expense	12,000	10,000	24,000	20,000

NET LOSS	$(26,000)	$(24,000)	$(51,000)	$(47,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.04)	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended August 31, 2013 and 2012
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,000)	$(47,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	(7,000)	(6,000)
Accounts payable, accrued liabilities and all other	26,000	31,000

NET CASH USED IN OPERATING ACTIVITIES	(32,000)	(22,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to shareholder	25,000	25,000.

NET INCREASE (DECREASE) IN CASH	(7,000)	3,000
CASH:
Beginning of period	12,000	7,000
End of period	$5,000	$10,000

See accompanying notes to the condensed consolidated financial statements.

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2013	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,087,000)
NET LOSS (unaudited)	-	-	-	-	-	(51,000)
BALANCES, August 31, 2013
(unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,138,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1  - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2013.  The operating results for the three and six months ended August 31, 2013 are not necessarily indicative of the results that may be expected for the year ending February 28, 2014.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2013, the Company had approximately $5,000 of cash and approximately $957,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the six months ended August 31, 2013, the Company had a net loss of approximately $51,000 and utilized approximately $32,000 of cash in operating activities.  Further, losses are continuing subsequent to August 31, 2013.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2013.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. Generally Accepted Accounting Principles (“GAAP”) with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and six month periods ended August 31, 2013 and 2012.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal shareholder in the aggregate principal amount of $340,500 plus approximately $184,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, approximately $315,500 principal amount of such notes are overdue at August 31, 2013.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.  On June 10, 2013, MALLC loaned $25,000 to the Company on the same terms as above.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the six months ended August 31, 2013 or 2012.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

The Company has evaluated the recent accounting pronouncements through ASU 2013-11 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to August 31, 2013, MALLC loaned us an aggregate $340,500 (including $25,000 loaned to us on June 10, 2013) under a series of promissory notes payable that mature 120 days from issuance.  At August 31, 2013, approximately $315,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At August 31, 2013, the Company had approximately $5,000 cash and approximately $957,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the six months ended August 31, 2013, the Company had a net loss of approximately $51,000 and utilized approximately $32,000 of cash in operating activities.  Further, losses are continuing subsequent to August 31, 2013.  We have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2013.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and six months ended August 31, 2013, our net loss was approximately $26,000 and $51,000, respectively, compared to a net loss of approximately $24,000 and $47,000,respectively, in the three and six months ended August 31, 2012.  The increase in the loss is due to the higher debt levels and higher default interest in the three and six months ended August 31, 2013 that resulted in an increase in interest expense.

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

Item 3.   Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $315,500 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at August 31, 2013 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.   MALLC has waived the cross default that would otherwise result from the above default with respect to an additional $25,000 principal amount of notes payable to MALLC that were issued subsequent to the above defaults.

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

MAGNA-LAB INC. (Registrant)

Date: October 2, 2013	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.