Form 10-K
period 2014-02-28
MAGNA LAB INC
filed 2014-06-06
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2014:$              0.

The aggregate market value on May 25, 2014 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed on the average bid and asked prices of such stock on that date was approximately     $ 50,000

As of May 25, 2014, 1,176,025 shares of Class A Common Stock, $.001 par value, and 3,304 shares of Class B Common Stock, $.001 par value, were outstanding.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  Through the fiscal year ended February 28, 2014, MALLC loaned us an aggregate $357,500 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 28, 2014, $340,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On May 30, 2014, MALLC loaned us an additional $30,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

Through assignment and license, we acquired all of the commercial rights to U.S. and certain corresponding foreign patents relating to our MRI technologies.  See Note 3 to Consolidated Financial Statements regarding payments advanced by Dr. Minkoff, which payments ceased in 2007, in an attempt to preserve such proprietary rights which the Company can no longer pay (see also Item 12. Certain Relationships and Related Transactions and Director Independence).  As such, we have been unable to continue to preserve any of these patent rights and we currently believe that they will not generate any value for the Company.

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

We have incurred significant net losses since our inception.  Our net loss was $106,000 and $103,000 for the fiscal years ended February 28, 2014 and  February 28, 2013, respectively.  Our accumulated deficit since our inception in 1992 was $28,193,000 at February 28, 2014.  At February 28, 2014 we had approximately $8,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($1,012,000).  Our available cash and working capital at February 28, 2014 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the seven fiscal years ended February 28, 2014.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

We may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business; the recent economic stress and credit conditions and additional regulations make this even more difficult.

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

Item 2.   Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,000 plus services and expiring in July 2015.

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

	Fiscal Year Ended February 28,
	2014		2013
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.18	$0.01	$0.05	$0.05
Second Quarter ended August 31,	$0.23	$0.01	$0.04	$0.04
Third Quarter ended November 30,	$0.01	$0.01	$0.11	$0.11
Fourth Quarter ended February 28,	$0.50	$0.12	$0.12	$0.12

There is no established public trading market for the Company's Class B Common Stock.

On May 28, 2014 the closing bid price for the Class A Common Stock was approximately $0.04.

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

MALLC has been responsible for substantially all of our funding during the past few years.  During the seven years ended February 28, 2014, MALLC loaned us an aggregate $357,500 under a series of promissory notes payable that mature 120 days from issuance.  At February 28, 2014, $340,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On May 30, 2014, MALLC loaned us an additional $30,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2014, we had approximately $8,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($1,012,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 28, 2014 totaled approximately $46,000 and we are delinquent on various accounts payable.

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

Results of Operations – Operating expenses during the year ended February 28, 2014 and February 28, 2013 reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations.

Interest expense was approximately $51,000 and $43,000 in the years ended February 28, 2014 and February 28, 2013, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans from $315,500 at February 28, 2013 to $357,500 at February 28, 2014.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the years in the two year period then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nore were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of February 28, 2014 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Roseland, New Jersey
June 3, 2014

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,	February 28,
	2014	2013
CURRENT ASSETS:
Cash	$8,000	$12,000
Prepaid expense	3,000	3,000
Total current assets	$11,000	$15,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a shareholder	$568,000	$476,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	422,000	412,000
Accrued expenses and other current liabilities	33,000	33,000
Total current liabilities	1,023,000	921,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized,
1,176,025 and 1,176,025 shares issued and outstanding, respectively	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized,
18,750 shares issued and 3,304 shares outstanding, respectively	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,193,000)	(28,087,000)
Total stockholders' deficit	(1,012,000)	(906,000)

	$11,000	$15,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 28,	February 28,
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES:
Selling, general and administrative	55,000	60,000

LOSS FROM OPERATIONS	(55,000)	(60,000)

OTHER EXPENSE - Interest expense	51,000	43,000

NET LOSS	$(106,000)	$(103,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER SHARE, basic and diluted	$(0.09)	$(0.09)

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,	February 28,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,000)	$(103,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	60,000	65,000

NET CASH USED IN OPERATING ACTIVITIES	(46,000)	(38,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable	42,000	43,000

NET INCREASE (DECREASE) IN CASH	(4,000)	5,000

CASH:
Beginning of year	12,000	7,000

End of year	$8,000	$12,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
ACTITVITIES
Notes payable issued for insurance	$10,000	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 28, 2014 and February 28, 2013

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, March 1, 2012	1,176,025	$1,000	3,304	$-	$27,180,000	$(27,984,000)

NET LOSS	-	-	-	-	-	(103,000)

BALANCES, February 28, 2013	1,176,025	1,000	3,304	-	27,180,000	(28,087,000)

NET LOSS	-	-	-	-	-	(106,000)

BALANCES, February 28, 2014	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,193,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2014, the Company had approximately $8,000 in cash and approximately $1,012,000 in negative working capital and stockholders’ deficit.   For the year ended February 28, 2014, the Company had a net loss of approximately $106,000 and utilized approximately $46,000 in cash for operations.  Further, losses are continuing subsequent to February 28, 2014.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2014.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Income Taxes – The Company complies with the accounting and reporting requirements of  US GAAP in accounting for income taxes.  The Company uses the asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with US GAAP in accounting for  uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 28, 2014 and 2013.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 28, 2014 and 2013.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2010.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share.  Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 28, 2014 and 2013, there are no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2014 and 2013.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under US GAAP, approximate the carrying amounts presented in the consolidated balance sheets.

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

Stock-Based Compensation – The Company complies with the US GAAP accounting and reporting requirements  for its Share-Based Payments.  US GAAP requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the consolidated financial statements based on the grant date fair value of those awards.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2014 and February 28, 2013, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs including approximately $68,000 of which that has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  This officer ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

At February 28, 2014 and 2013, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party is not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   Further, the Company believes it has a claim for recovery of certain costs from this third party associated with a proposed transaction pursuant to understandings between the parties.

At February 28, 2014 and February 28, 2013, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended 2014, the Company has received an aggregate $85,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $357,500 (plus accrued interest).  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 28, 2014, $340,500 face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $51,000 and $43,000 in the years ended February 28, 2014 and 2013, respectively.   On May 30, 2014, MALLC loaned an additional $30,000 to the Company on the same terms as above.

At February 28, 2013, $315,500 of such notes were outstanding (plus accrued interest) and $297,500 of such notes were beyond their maturity date and therefore due on demand.

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

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 28, 2014 and February 28, 2013.  The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2014 and February 28, 2013, the Company had net operating loss carryforwards of approximately $23.6 million and $23.5 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $8.4 million and $8.4 million, respectively, of federal and $2.1 million and $2.1 million, respectively, of state deferred tax assets at February 28, 2014 and February 28, 2013.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay or limit the utilization of existing net operating loss carryforwards and credits.  The Company believes, based upon limited analysis, that such changes may have occurred in 1993, 1997, 2000 and 2005.  Such carryforwards and credits expire between 2015 and 2033.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2014 and February 28, 2013 was approximately $12,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 28, 2014, and recent activity, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

NOTE 9 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

The Company has evaluated the recent accounting pronouncements through ASU 2014-09 and believes that none of them will have a material effect on the Company’s consolidated financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2014.

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

Item 9B.      Other Information

On May 30, 2014, the Company borrowed on  an unsecured basis an aggregate $30,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	64	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	60	Treasurer and Secretary
J. M. Feldman	69	Vice President and Director
Joel Kanter (1)(2)	57	Director
Seymour Kessler (1)(2)	82	Director
__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.  Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing.  Mr. Feldman were initially designated by Noga, pursuant to an agreement we entered into with Noga.  Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 28, 2014.

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

Item 11.   Executive Compensation.

During the fiscal year ended February 28, 2014, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 28, 2014.

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

(3)	Based upon 1,176,025 shares of Class A common stock and 3,304 shares of Class B common stock outstanding at May 25, 2014.
(4)	The address for Messrs. Minkoff, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc.,
               6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
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

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $387,500 under 12% a series of notes payable that mature 120 days from issuance and bearing interest at 15% thereafter as follows:

-	September 2006, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000
-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000
-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000
-	January 2010, $10,000
-	June 2010, $25,000
-	September 2010, $10,000
-	January, 2011, $15,000
-	June 10, 2011, $25,000

-	December 27, 2011, $17,500
-	June 5, 2012, $25,000
-	January 30, 3013, $18,000
-	June 10, 2013, $25,000
-	November 6, 2013, $17,000
-	May 30, 2014, $30,000

At May 25, 2014, $357,500 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14.    Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, Rothstein Kass  (“Rothstein Kass”) for the audit of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $22,000 and $21,000, in the fiscal years ended February 28, 2014 and February 28, 2013, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Rothstein Kass for each of the two years ended February 28, 2014.

TAX FEES

There were no tax compliance, advice or planning fees billed by Rothstein Kass to the Company for each of the two years ended February 28, 2014 and February 28, 2013.

ALL OTHER FEES

No other fees were billed by Rothstein Kass for either of the fiscal years ended February 28, 2014 and February 28, 2013.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the
Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai
School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and
Mount
Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and
Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab
Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition, LLC. dated January 29, 2007 (9)
10.13	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.14	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.15	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.16	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.17	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.19	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.22	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.24	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.25	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)
10.26	Note Payable to Magna Acquisition LLC dated September 23, 2010 (15)
10.27	Note Payable to Magna Acquisition LLC dated January 6, 2011 (15)
10.28	Note Payable to Magna Acquisition LLC dated June 20, 2011 (16)
10.29	Note Payable to Magna Acquisition LLC dated December 27, 2011 (17)
10.30	Note Payable to Magna Acquisition LLC dated June 5, 2012 (18)
10.31	Note Payable to Magna Acquisition LLC dated January 30, 2013 (19)
10.32	Note Payable to Magna Acquisition LLC dated June 10, 2013 (20)
10.33	Note Payable to Magna Acquisition LLC dated November 6, 2013 (20)
10.34	Note Payable to Magna Acquisition LLC dated May 30, 2014 (21)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. (18)
__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-
56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
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
2010.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended
November 30, 2011
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28,
2012.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28,
2013.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended
November 30, 2013
(21)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.

Dated: June 5, 2014	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff Chairman, President and Chief Scientific Officer (principal executive officer)

	By:	/s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff	Chairman, President and Chief Scientific Officer and	June 5, 2014
Lawrence A. Minkoff, Ph.D.	Director (principal executive officer)

/s/ Jerome M. Feldman	Director	June 5, 2014
Jerome M. Feldman

/s/ Joel Kanter	Director	June 5, 2014
Joel Kanter

/s/ Seymour Kessler	Director
Seymour Kessler