Form 10-Q
period 2014-08-31
MAGNA LAB INC
filed 2014-10-17
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-21320

Magna-Lab Inc.
 (Exact name of smaller reporting company as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – October 3, 2014

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

PART I: FINANCIAL INFORMATION
               Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 28,
	2014	2014
	(unaudited)
CURRENT ASSETS:
Cash	$2,000	$8,000
Prepaid expense	4,000	3,000

Total assets	$6,000	$11,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$627,000	$568,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	416,000	422,000
Accrued expenses and other current liabilities	33,000	33,000
Total liabilities	1,076,000	1,023,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares
authorized, 1,176,025 shares issued and outstanding	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares originally issued, 10,000 shares forfeited,
5,446 shares converted to Class A and 3,304 shares outstanding	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,251,000)	(28,193,000)
Total stockholders' deficit	(1,070,000)	(1,012,000)

Total liabilities and stockholders’ deficit	$6,000 .	$11,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended August 31, 2014 and 2013
(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,

	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	14,000	14,000	30,000	27,000
LOSS FROM OPERATIONS	(14,000)	(14,000)	(30,000)	(27,000)
OTHER EXPENSE – Interest expense	15,000	12,000	28,000	24,000
NET LOSS	$(29,000)	$(26,000)	$(58,000)	$(51,000)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.05)	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended August 31, 2014 and 2013
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,000)	$(51,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	(1,000)	(7,000)
Accounts payable, accrued liabilities and all other	23,000	26,000

NET CASH USED IN OPERATING ACTIVITIES	(36,000)	(32,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	30,000	25,000.

NET DECREASE IN CASH	(6,000)	(7,000)
CASH:
Beginning of period	8,000	12,000
End of period	$2,000	$5,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the six months ended August 31, 2014 (unaudited)

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2014	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,193,000)
NET LOSS (unaudited)	-	-	-	-	-	(58,000)
BALANCES, August 31, 2014 (unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,251,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2014.  The operating results for the three and six months ended August 31, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN CONSIDERATION:

Company Activities - The Company is focused on engaging in a “reverse merger” transaction with an unrelated business that would benefit from the Company’s public reporting status.  Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital and continuing the Company’s public reporting.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at August 31, 2014, the Company had approximately $2,000 of cash and approximately $1,070,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the six months ended August 31, 2014, the Company had a net loss of approximately $58,000 and utilized approximately $36,000 of cash in operating activities.  Further, losses are continuing subsequent to August 31, 2014.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2014.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  While a shareholder provided the Company with an additional loan of $24,000 on October 14, 2014 (Note 4), such amount is not sufficient to continue operations beyond January 2015 and the Company has no commitment for further financing. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and six month periods ended August 31, 2014 and 2013.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of $387,500 (including $30,000 loaned on May 30, 2014) plus approximately $240,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, approximately $357,500 principal amount of such notes are overdue at August 31, 2014.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.  On October 14, 2014, MALLC loaned $24,000 to the Company on the same terms as above.

The Company intends to make a proposal to this principal stockholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Accrued expenses and other current liabilities includes approximately $18,000 payable to a third party, guaranteed by our principal stockholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party was not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   The Company believes it is entitled to an offset for recovery of certain costs from this third party associated with that proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the six months ended August 31, 2014 or 2013.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

The Company has evaluated recent accounting pronouncements through ASU 2014-15 and believes that none of them will have a material effect on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.   See our Form 10-K for the year ended February 28, 2014 for a discussion of certain known risks; also see Part II, Item 1A.

Overview, Background and History

We are currently a “shell company” with no meaningful assets or operations other than our efforts to identify and merge with an operating company.  We no longer have any full-time employees and our Chief Executive and Chief Financial Officers serve on a part-time consulting basis.

Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease.  Due to the unavailability of funding, beginning in the fall of 2002 we essentially ceased all of our operations including product development and commercialization activities.  Our efforts to realize value for our prior business and MRI technology have been unsuccessful.  As a result, we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called “reverse merger” transaction.  Entering into a “reverse merger” would likely involve very substantial dilution to the existing stockholders.  It would, however, provide an opportunity to return some value to stockholders.  While we have identified and explored merging with a number of candidates over the past few years, and entered into definitive agreements with one candidate (which agreement was subsequently terminated) we have no commitments to merge with any company at the present time.

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC (“MALLC”) which resulted in a change of control of our Company.  Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses.  Contemporaneous with the new investment, MALLC purchased from our former principal stockholder 307,727 shares of the Company’s Class A Common Stock, representing all the shares of our common stock owned by that stockholder.  Two of our directors and our Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote.  These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to August 31, 2014, MALLC loaned us an aggregate $387,500 (including $30,000 loaned to us on May 30, 2014) under a series of promissory notes payable that mature 120 days from issuance.  At August 31, 2014, approximately $357,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At August 31, 2014, the Company had approximately $2,000 cash and approximately $1,070,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the six months ended August 31, 2014, the Company had a net loss of approximately $58,000 and utilized approximately $36,000 of cash in operating activities.  Further, losses are continuing subsequent to August 31, 2014.  We have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and six months ended August 31, 2014, our net loss was approximately $29,000 and $58,000, respectively, compared to a net loss of approximately $26,000 and $51,000, respectively, in the three and six months ended August 31, 2013.  The increase in the loss is due to the higher debt levels and higher default interest in the three and six months ended August 31, 2014 that resulted in an increase in interest expense and slightly higher costs of maintaining public company filings.

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

Critical Accounting Principles –

We have identified critical accounting principles that affect our condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals.  They are:

Use of Estimates, Going Concern Consideration – Our condensed consolidated financial statements have been prepared assuming we are a “going concern.”  We are in need of immediate substantial additional capital or a strategic business arrangement in order to continue our planned activities.  There can be no assurance that our plans to address this need can be realized.   As such, we may be unable to continue operations as a going concern.  No adjustments have been made in the condensed consolidated financial statements that could result should we be unable to continue as a going concern.

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
•
we have no full time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for per-diem or no cash compensation, none of whom are bound by term employment agreements and

•
our significant stockholders and executive officers and directors currently are able, by virtue of their position as managers of Magna Acquisition LLC, a 56% stockholder of the Company, to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2014.

Item 3.   Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $387,500 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at October 1, 2014 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.    On October 14, 2014, MALLC loaned $24,000 to the Company on the same terms as above.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC. (Registrant)

Date: October 16, 2014	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014