Form 10-Q
period 2014-11-30
MAGNA LAB INC
filed 2015-01-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: November 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-21320

Magna-Lab Inc.
 (Exact name of smaller reporting company as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – January 9, 2015
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

Contents

PART I: FINANCIAL INFORMATION
               Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2014 .	2014 .
	(unaudited)
CURRENT ASSETS:
Cash	$4,000	$8,000
Prepaid expense	4,000	3,000

Total assets	$8,000	$11,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$666,000	$568,000
Accounts payable (including approximately $68,000 which is payable to
the Company’s President for expenses he paid on the Company’s behalf)	408,000	422,000
Accrued expenses and other current liabilities	36,000	33,000
Total liabilities	1,110,000	1,023,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares
authorized, 1,176,025 shares issued and outstanding	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares originally issued, 10,000 share forfeited,
5,446 shares converted to Class A and 3,304 shares outstanding	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,283,000)	(28,193,000)
Total stockholders' deficit	(1,102,000)	(1,012,000)

Total liabilities and stockholders’ deficit	$8,000 .	$11,000

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended November 30, 2014 and 2013
(unaudited)

	Three months ended November 30,		Nine months ended November 30,

	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	17,000	14,000	47,000	41,000

LOSS FROM OPERATIONS	(17,000)	(14,000)	(47,000)	(41,000)

OTHER EXPENSE – Interest expense	15,000	13,000	43,000	37,000

NET LOSS	$(32,000)	$(27,000)	$(90,000)	$(78,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.03)	$(0.02)	$(0.08)	$(0.07)

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 2014 and 2013
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,000)	$(78,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	(1,000)	(4,000)
Accounts payable, accrued liabilities and all other	33,000	43,000

NET CASH USED IN OPERATING ACTIVITIES	(58,000)	(39,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	54,000	42,000.

NET INCREASE (DECREASE) IN CASH	(4,000)	3,000
CASH:
Beginning of period	8,000	12,000
End of period	$4,000	$15,000

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the nine months ended November 30, 2014 (unaudited)

					Capital-in
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2014	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,193,000)
NET LOSS (unaudited)	-	-	-	-	-	(90,000)
BALANCES, November 30, 2014
(unaudited)	1,176,025	$1,000	3,304	$-	$27,180,000	$(28,283,000)

See accompanying notes to the condensed consolidated financial statements.

Contents

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2014.  The operating results for the three and nine months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending February 28, 2015.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at November 30, 2014, the Company had approximately $4,000 of cash and approximately $1,102,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the nine months ended November 30, 2014, the Company had a net loss of approximately $90,000 and utilized approximately $58,000 of cash in operating activities.  Further, losses are continuing subsequent to November 30, 2014.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2014.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  While a shareholder provided the Company with an additional loans during the nine months ended November 30, 2014 (Note 4), such amounts are not sufficient to continue operations beyond January 2015 and the Company has no commitment for further financing.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and nine month periods ended November 30, 2014 and 2013.

Contents

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of $411,500 (including $30,000 and $24,000,  loaned on May 30, 2014 and October 14, 2014, respectively) plus approximately $254,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, approximately $387,500 principal amount of such notes are overdue at November 30, 2014.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the nine months ended November 30, 2014 or 2013.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

Contents

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

The Company has evaluated recent accounting pronouncements through FASB Accounting Standards Updates ASU 2014-15 and believes that none of them will have a material effect on the Company’s condensed consolidated financial statements.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to November 30, 2014, MALLC loaned us an aggregate $411,500 (including $30,000 and $24,000 loaned to us on May 30, 2014 and October 14, 2014, respectively) under a series of promissory notes payable that mature 120 days from issuance.  At November 30, 2014, approximately $387,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At November 30, 2014, the Company had approximately $4,000 cash and approximately $1,102,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the nine months ended November 30, 2014, the Company had a net loss of approximately $90,000 and utilized approximately $58,000 of cash in operating activities.  Further, losses are continuing subsequent to November 30, 2014.  We have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2014.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and nine months ended November 30, 2014, our net loss was approximately $32,000 and $90,000, respectively, compared to a net loss of approximately $27,000 and $78,000, respectively, in the three and nine months ended November 30, 2013.  The increase in the loss is due to the higher debt levels and higher default interest in the three and nine months ended November 30, 2014 that resulted in an increase in interest expense and slightly higher costs of maintaining public company filings.

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

Item 3.   Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $387,500 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at November 30, 2014 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014 (incorporated by reference to theCompany’s Form 10Q filing for the period ended August 31, 2014)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC. (Registrant)

Date: January 12, 2015	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

Contents

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014 (incorporated by reference to theCompany’s Form 10Q filing for the period ended August 31, 2014)