Form 10-K
period 2015-02-28
MAGNA LAB INC
filed 2015-06-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒     No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2015:$              0.

The aggregate market value on June 11, 2015 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed based on the last sale price of such stock on that date was approximately     $50,000

As of May 29, 2015, 1,176,373 shares of Class A Common Stock, $.001 par value, and 2,956 shares of Class B Common Stock, $.001 par value, were outstanding.

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

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC (“MALLC”) which resulted in a change of control of our company.  Under the agreement, we sold 300,000 shares of Class A Common Stock to MALLC for gross proceeds of $190,000, before expenses.  Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology, Ltd. (“Noga”), a company in receivership, 307,727 shares of the Company’s  Class A Common Stock, representing all the shares of our common stock owned by that shareholder.  Two of our directors and our Treasurer and Secretary (“Chief Financial Officer”) serve as sole managers of MALLC, with the ability to vote and dispose of the shares of our Company owned by MALLC by majority vote.  These directors have assumed a lead role with management in pursuing financing and merger candidates and operating matters.

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  Through the fiscal year ended February 28, 2015, MALLC loaned us an aggregate $424,000 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 28, 2015, $411,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On May 27, 2015, MALLC loaned us an additional $10,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

We have incurred significant net losses since our inception.  Our net loss was $116,000 and $106,000 for the fiscal years ended February 28, 2015 and  February 28, 2014, respectively.  Our accumulated deficit since our inception in 1992 was $28,309,000 at February 28, 2015.  At February 28, 2015 we had approximately $12,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($1,128,000).  Our available cash and working capital at February 28, 2015 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

We may issue shares of our capital stock or debt securities to raise capital, settle liabilities and to complete a business combination, which would reduce the equity interest of our stockholders and, in the case of a business combination, would  likely cause a change in control of our ownership.

Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock and we only have outstanding 1,176,373 class A common shares and 2,956 class B common shares.  The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with a reverse merger transaction or to raise cash or settle liabilities:

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the eight fiscal years ended February 28, 2015.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

Our principal shareholder, MALLC, beneficially owns approximately 51% of our outstanding voting power and our executive officers and directors beneficially own approximately 15.8% of our outstanding voting power (also see Item 10. Executive Compensation Employment/Consulting Agreements).  Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote.  Because of its high level of stock ownership, and the Board and management representation in its voting power, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

There is a potential conflict of interest between management’s duty to protect all shareholders and their duty as managers of Magna Acquisition LLC to protect MALLC’s interest.

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

We currently have 1,179,373 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable.  The shares held by MALLC are deemed “restricted” or “control” securities, as such terms are defined in the Securities Act of 1933, as amended.  As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act.  Under Rule 144, some of these securities are currently eligible for sale in the public market and the balance will become eligible for sale in the public market beginning one year following the cessation of our “shell” company status pursuant to consummation of a business combination and our filing of required public disclosure in connection therewith, provided in each case that the seller, so long as it remains an affiliate of the Company, complies with the volume limitations of that rule.  The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

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

Risks associated with the historical cardiac diagnostic business

 We have ceased all activities with respect to our cardiac diagnostic business.  For a detailed description of the risks relating to our former cardiac diagnostic business, see our annual report on Form 10-KSB filing for the year ended February 29, 2004.

Item 2.   Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,000 plus services and expiring in July 2016.

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

	Fiscal Year Ended February 28,
	2015		2014
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.25	$0.03	$0.18	$0.01
Second Quarter ended August 31,	$0.75	$0.01	$0.23	$0.01
Third Quarter ended November 30,	$0.75	$0.10	$0.01	$0.01
Fourth Quarter ended February 28,	$0.26	$0.10	$0.50	$0.12

There is no established public trading market for the Company's Class B Common Stock.

On May 29, 2015 the closing bid price for the Class A Common Stock was approximately $0.10.

Due to cash constraints, the Company terminated services of its transfer agent during December 2008 and, as such, there have been no transfers of shares of record holders of the Company's equity securities since that time.  During 2015, the Company was able to obtain certain of the stockholder listings in the possession of its former transfer agent.  The number of record holders of the Company’s securities at the time of that termination and as of May 29, 2015 remains as follows:

Title of Class	Number of Record Holders
Class A Common Stock	443
Class B Common Stock	24

      * Includes 103 shareholders of record holding shares reflecting the 1-for-100 reverse split on March 1, 2007 and 340 shareholders of record who continue to hold pre reverse-split shares.

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

MALLC has been responsible for substantially all of our funding during the past few years.  During the eight years ended February 28, 2015, MALLC loaned us an aggregate $424,000 under a series of promissory notes payable that mature 120 days from issuance.  At February 28, 2015, $411,500 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On May 27, 2015, MALLC loaned us an additional $10,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2015, we had approximately $12,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($1,128,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 28, 2015 totaled approximately $63,000 and we are delinquent on various accounts payable.

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

Results of Operations – Operating expenses of $58,000 and $55,000 during the years ended February 28, 2015 and 2014, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations.

Interest expense was approximately $58,000 and $51,000 in the years ended February 28, 2015 and  2014, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans from $357,500 at February 28, 2014 to $424,000 at February 28, 2015.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Item 8.   Financial Statements and Supplementary Data.

MAGNA-LAB INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary (collectively, the “Company”) as of February 28, 2015 and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has no revenues, negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of February 28, 2015 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Citrin Cooperman & Company, LLP

New York, New York
June 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 28, 2014, and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nore were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein Kass

Roseland, New Jersey
June 3, 2014

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, .
	2015	2014
CURRENT ASSETS:
Cash	$12,000	$8,000
Prepaid expense	3,000	3,000
Total current assets	$15,000	$11,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$693,000	$568,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	414,000	422,000
Accrued expenses and other current liabilities	36,000	33,000
Total current liabilities	1,143,000	1,023,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,373, as restated (Note 5), shares issued and
outstanding at February 28, 2015 and 2014	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 5,794 shares, as restated (Note 5), converted to Class A and 2,956 shares, as restated
(Note 5) outstanding at February 28, 2015 and 2014, respectively	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,309,000)	(28,193,000)
Total stockholders' deficit	(1,128,000)	(1,012,000)

Total liabilities and stockholders’ deficit	$15,000	$11,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	58,000	55,000

LOSS FROM OPERATIONS	(58,000)	(55,000)

OTHER EXPENSE - Interest expense	58,000	51,000

NET LOSS	$(116,000)	$(106,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.10)	$(0.09	) .

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2015	2014 .
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,000)	$(106,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	53,000	60,000

NET CASH USED IN OPERATING ACTIVITIES	(63,000)	(46,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	67,000	42,000

NET INCREASE (DECREASE) IN CASH	4,000	(4,000)

CASH:
Beginning of year	8,000	12,000

End of year	$12,000	$8,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
ACTITVITIES

Notes payable issued for insurance	$-	$10,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 28, 2015 and 2014

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit
	(as restated -		(as restated -
	Note 5)		Note 5)

BALANCE, March 1, 2013	1,176,373	$1,000	2,956	$-	$27,180,000	$(28,087,000)

NET LOSS	-	-	-	-	-	(106,000)

BALANCE, February 28, 2014	1,176,373	1,000	2,956	-	27,180,000	(28,193,000)

NET LOSS	-	-	-	-	-	(116,000)

BALANCE, February 28, 2015	1,176,373	1,000	2,956	$-	$27,180,000	$(28,309,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2015, the Company had approximately $12,000 in cash and approximately $1,128,000 in negative working capital and stockholders’ deficit.   For the year ended February 28, 2015, the Company had a net loss of approximately $116,000 and utilized approximately $63,000 in cash for operations.  Further, losses are continuing subsequent to February 28, 2015.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2015.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

The Company also complies with US GAAP in accounting for uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 28, 2015 and 2014.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 28, 2015 and 2014.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2012.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share.  Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 28, 2015 and 2014, there were no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2015 and 2014.

Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under US GAAP, approximate the carrying amounts presented in the consolidated balance sheets.

Use of Estimates and Assumptions - The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can, and in many cases will, differ from those estimates.

Stock-Based Compensation – The Company complies with the US GAAP accounting and reporting requirements  for its Share-Based Payments.  US GAAP requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the consolidated financial statements based on the grant date fair value of those awards.

Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option valuation model.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with generally the following weighted-average assumptions: risk free rate of 5%; no dividend yield; option lives of five to nine years and expected volatility in excess of 200%.

Effect of Recent Accounting Pronouncements - The Company has evaluated recent accounting pronouncements and believes that none of them will have a material effect on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Subsequent Events – Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements were available to be issued, require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

At February 28, 2015 and 2014, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs, $68,000 of which has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  This officer ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

At February 28, 2015 and 2014, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount was repayable if the proposed merger transaction with this party is not completed.  This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 28, 2015 and 2014, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended 2015, the Company has received an aggregate of approximately $109,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $424,000 (plus accrued interest).  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 28, 2015, approximately $412,000 face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $58,000 and $51,000 in the years ended February 28, 2015 and 2014, respectively.   On May 27, 2015 and June 11, 2015, MALLC loaned an additional $10,000 and $15,000, respectively, to the Company on the same terms as above.

At February 28, 2014, approximately $358,000 of such notes were outstanding (plus accrued interest) and $341,000 of such notes were beyond their maturity date and therefore due on demand.

The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock -  The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued.  Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution.  Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 28, 2015 and 2014, 5,794 class B shares have been converted to Class A shares.

Under an agreement with an underwriter, 10,000 shares of Class B common stock were forfeited by the holders based on performance measures that were not met.  During the fiscal year ended February 28, 2001, 2,698 of such forfeited shares were inadvertently released by the Company’s transfer agent; 1,376 of which have been returned.  The Company has not been successful recovering the remaining 1,322 shares.

Restated Prior Period Shares – In preparing its consolidated financial statements for the year ended February 28, 2015, the Company identified and corrected an error in the distribution of its total common shares between Class A shares and Class B shares as follows:

	Total	Class A	Class B
Reported	1,179,329	1,176,025	3,304
Correction	-	348	-348
As restated	1,179,329	1,176,373	2,956

This error was discovered when the Company obtained information from its transfer agent in 2015 which had been previously unavailable to the Company.  In addition, the Company learned that the transfer agent inadvertently released an additional 26 forfeitable shares raising the amount not recovered from 1,296 (above) to 1,322.

Other than the share amounts, there is no dollar effect to the Company’s consolidated balance sheet, statements of operations and cash flow and statements of stockholders’ equity.  Share amounts included on the Company’s consolidated balance sheet and consolidated statements of operations have been restated for this change for all periods presented.  Because there was no dollar effect to the Company’s consolidated financial statements the Company has determined that this error was not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

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

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 28, 2015 and February 28, 2014.  The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2015 and February 28, 2014, the Company had net operating loss carryforwards of approximately $20.6 million and $23.6 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $7.2 million and $8.3 million, respectively, of federal and $1.4 million and $1.7 million, respectively, of state deferred tax assets at February 28, 2015 and 2014.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax Statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.  Although a formal Section 382 study to determine whether a change in control has occurred has not been completed, the Company believes, based upon limited analysis, that such changes may have occurred in 1997, 2000 and 2005.  Such carryforwards and credits expire between 2016 and 2033.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2015 and 2014 was approximately $12,000 under a lease which expires in July 2016.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 28, 2015, and recent activity, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

       Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

The Company was informed by its independent registered public accounting firm, Rothstein Kass that it was selling certain assets to KPMG as of June 30, 2014.  On June 30, 2014, the Audit Committee of the Board of Directors dismissed Rothstein Kass as the Company’s independent registered public accounting firm as disclosed more fully in the Company’s Current Report on Forn 8-K as of June 30, 2014. .

 (b) New Independent Registered Public Accounting Firm

On June 30, 2014, the Audit Committee of the Board of Directors approved the appointment of Citrin Cooperman & Company, LLP (Citrin Cooperman) as the Company's independent registered public accounting firm as disclosed more fully in the Company’s Current Report on Forn 8-K as of June 30, 2014.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2015.

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

      Item 9B.      Other Information

On May 27, 2015, the Company borrowed on  an unsecured basis an aggregate $10,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

      Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	65	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	61	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman	70	Vice President and Director
Joel Kanter (1)(2)	58	Director
Seymour Kessler (1)(2)	83	Director

__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998.  Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including Dr. Tattoff Inc. and WaferGen Biosystems, Inc. as well as a number of private concerns.

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

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.  Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing.  Mr. Feldman were initially designated by Noga, pursuant to an agreement we entered into with Noga.  Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 28, 2015.

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

Item 11.   Executive Compensation.

During the fiscal year ended February 28, 2015, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 28, 2015.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 29, 2015. The table includes:

•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned (3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.0%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.5%
Lawrence A. Minkoff, Ph.D. (4)	Class A	17,640
	Class B	2,389
		20,029	2.5%

Joel Kanter (4)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
Seymour Kessler (4)	Class A	11.420	1.0%
All Executive Officers and Directors as a Group	Class A	115,063
(6 persons)	Class B	2,389
		117,452	15.8%
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

(3)	Based upon 1,176,373 shares of Class A common stock and 2,956 shares of Class B common stock outstanding at May 29, 2015.
(4)	The address for Messrs. Minkoff, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc.,
               6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
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

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $434,000, including $10,000 and $15,000 loaned to us on May 27, 2015 and June 11, 2015, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15% thereafter as follows:

-	September 2006, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000
-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000

-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000
-	January 2010, $10,000
-	June 2010, $25,000
-	September 2010, $10,000
-	January, 2011, $15,000
-	June 10, 2011, $25,000
-	December 27, 2011, $17,500
-	June 5, 2012, $25,000
-	January 30, 3013, $18,000
-	June 10, 2013, $25,000
-	November 6, 2013, $17,000
-	May 30, 2014, $30,000
-	October 14, 2014, $24,000
-	February 9, 2015, $12,500
-	May 27, 2015, $10,000
-	June 11, 2015, $15,000

At May 29, 2015, $411,500 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14.    Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, Citrin Cooperman & Company, LLP (“Citrin Cooperman”) and Rothstein Kass  (“Rothstein Kass”) for the audits of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $20,000 and $22,000, in the fiscal years ended February 28, 2015 and  2014, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by Citrin Cooperman or Rothstein Kass for each of the two years ended February 28, 2015.

TAX FEES

There were no tax compliance, advice or planning fees billed by Citrin Cooperman or Rothstein Kass to the Company for each of the two years ended February 28, 2015.

ALL OTHER FEES

No other fees were billed by Citrin Cooperman or Rothstein Kass for either of the fiscal years ended February 28, 2015 and 2014.

Periodically, generally annually, the Company’s principal independent auditor, Citrin Cooperman and previously Rothstein Kass, presents to the Company its estimate of its fees for the coming year.  This estimate is reviewed and approved by the Audit Committee of the Board of Directors.  The Company generally does not routinely procure non-audit services from Citrin Cooperman or Rothstein Kass, however, such services would currently require the pre-approval of the Audit Committee.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor’s full-time, permanent employees.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

Exhibit
    No.                         Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition, LLC. dated January 29, 2007 (9)
10.13	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.14	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.15	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.16	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.17	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.19	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.22	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.24	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.25	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)
10.26	Note Payable to Magna Acquisition LLC dated September 23, 2010 (15)
10.27	Note Payable to Magna Acquisition LLC dated January 6, 2011 (15)
10.28	Note Payable to Magna Acquisition LLC dated June 20, 2011 (16)
10.29	Note Payable to Magna Acquisition LLC dated December 27, 2011 (17)
10.30	Note Payable to Magna Acquisition LLC dated June 5, 2012 (18)
10.31	Note Payable to Magna Acquisition LLC dated January 30, 2013 (19)
10.32	Note Payable to Magna Acquisition LLC dated June 10, 2013 (20)
10.33	Note Payable to Magna Acquisition LLC dated November 6, 2013 (20)
10.34	Note Payable to Magna Acquisition LLC dated May 30, 2014 (21)
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014 (22)
10.36	Note Payable to Magna Acquisition LLC dated February 9, 2015 (23)

10.37	Note Payable to Magna Acquisition LLC dated May 27, 2015 (23)
10.38	Note Payable to Magna Acquisition LLC dated June 11, 2015 (23)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)	Intentionally omitted.
(8)	Incorporated by reference to Form 8-K filed on March 3, 2007.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-QSB for the year ended February 28, 2007.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011
(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2012.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.
(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014
(23)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.

Dated: June 15, 2015	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff Chairman, President and Chief Scientific Officer (principal executive officer)

	By:	/s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific Officer and Director (principal executive officer)	June 15, 2015

/s/ Jerome M. Feldman
Jerome M. Feldman	Director	June 15, 2015

/s/ Joel Kanter		June 15, 2015
Joel Kanter	Director

Seymour Kessler	Director
Seymour Kessler