Form 10-Q
period 2015-05-31
MAGNA LAB INC
filed 2015-07-09
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 For the transition period from ___________________ to ___________________

Commission File Number 0-21320

Magna-Lab Inc.
 (Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – June 30, 2015

Class A Common Stock, $.001 Par Value	1,176,373
Class B Common Stock, $.001 Par Value	2,956
Class	Shares

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

PART I: FINANCIAL INFORMATION

               Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2015	2015 .
	(unaudited)
CURRENT ASSETS:
Cash	$8,000	$12,000
Prepaid expense	-	3,000

Total assets	$8,000	$15,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$720,000	$693,000
Accounts payable, including approximately $68,000 which is payable to
a related party	412,000	414,000
Accrued expenses and other current liabilities	35,000	36,000
Total liabilities	1,167,000	1,143,000

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares
authorized, 1,176,373 shares issued and outstanding	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 share forfeited,
5,794 shares converted to Class A and 2,956 shares outstanding	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,340,000)	(28,309,000)
Total stockholders' deficit	(1,159,000)	(1,128,000)

Total liabilities and stockholders’ deficit	$8,000 .	$15,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended May 31, 2015 and 2014
(unaudited)

	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	15,000	15,000

LOSS FROM OPERATIONS	(15,000)	(15,000)

OTHER EXPENSE - Interest expense	16,000	14,000

NET LOSS	$(31,000)	$(29,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
basic and diluted	$(0.03)	$(0.02)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended May 31, 2015 and 2014
(unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,000)	$(29,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	3,000	3,000
Accounts payable, accrued liabilities and all other	14,000	-

NET CASH USED IN OPERATING ACTIVITIES	(14,000)	(26,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	10,000	30,000.

NET INCREASE (DECREASE) IN CASH	(4,000)	4,000
CASH:
Beginning of period	12,000	8,000
End of period	$8,000	$12,000

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the three months ended May 31, 2015 (unaudited)

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCES, February 28, 2015	1,176,373	$1,000	2,956	$-	$27,180,000	$(28,309,000)
NET LOSS (unaudited)	-	-	-	-	-	(31,000)
BALANCES, May 31, 2015
(unaudited)	1,176,373	$1,000	2,956	$-	$27,180,000	$(28,340,000)

See accompanying notes to the condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2015.  The operating results for the three months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ending February 28, 2016.

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

Going Concern Consideration - As indicated in the accompanying condensed consolidated financial statements, at May 31, 2015, the Company had approximately $8,000 of cash and approximately $1,159,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2015, the Company had a net loss of approximately $31,000 and utilized approximately $14,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2015.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2015.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  While a shareholder provided the Company with an additional loan subsequent to May 31, 2015 (Note 4), such amounts are not sufficient to continue operations beyond July 2015 and the Company has no commitment for further financing.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share.  Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2015 and 2014.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of $434,000 (including $10,000 loaned on May 27, 2015) plus approximately $286,000 of interest accrued.  Such notes become due 120 days after issuance and, as such, approximately $412,000 principal amount of such notes are overdue at May 31, 2015.  The notes that are overdue bear interest at 15% per year subsequent to their maturity date.

On June 11, 2015, MALLC loaned an additional $15,000 to the Company on the same terms as above.

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

Accrued expenses and other current liabilities includes approximately $18,000 payable to a third party, guaranteed by our principal stockholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount is repayable if the proposed merger transaction with this party was not completed.  This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.   The Company believes it would be entitled to an offset for recovery of certain costs from this third party associated with that proposed transaction pursuant to understandings between the parties.

See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2015 or 2014.  The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

NOTE 7 – EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS:

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern(“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year form the date the financial statements are issued.  The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted.  The Company has adopted the methodologies prescribed by ASU 2014-15, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995.  Statements that are not statements of historical facts may be deemed to be forward-looking statements.  The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them.  These forward-looking statements reflect the current views of our management.  However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements.   See our Form 10-K for the year ended February 28, 2015 for a discussion of certain known risks; also see Part II, Item 1A.

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

MALLC has been responsible for substantially all of our funding since October 2005.  During the period from October 2005 to May 31, 2015, MALLC loaned us an aggregate $424,000 (including $10,000 loaned to us on May 27, 2015) under a series of promissory notes payable that mature 120 days from issuance.  At May 31, 2015, approximately $412,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 11, 2015, MALLC loaned the Company an additional $15,000 on the same terms as above.  The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources - At May 31, 2015, the Company had approximately $8,000 cash and approximately $1,159,000 in negative working capital and stockholders’ deficit and negative cash flows from operations.  For the three months ended May 31, 2015, the Company had a net loss of approximately $31,000 and utilized approximately $14,000 of cash in operating activities.  Further, losses are continuing subsequent to May 31, 2015.  Although our principal investor loaned us an additional $15,000 in June 2015, this is not sufficient for our operations beyond July 2015 and we have no commitments for future funding.  These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2015.  These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three months ended May 31, 2015, our net loss was approximately $31,000 compared to a net loss of approximately $29,000 in the three months ended May 31, 2014.  The increase in the loss is due principally to the higher debt levels and higher default interest in the three months ended May 31, 2015 that resulted in an increase in interest expense.

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

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2015.

Item 3.   Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $412,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at May 31, 2015 as a result of their non-payment when due.  Such notes now carry a default rate of interest of 15%.    On June 11, 2015, MALLC loaned the Company another $15,000 on the same terms as the prior loans.

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

MAGNA-LAB INC. (Registrant)

Date: July 8, 2015	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014 (incorporated by reference to theCompany’s Form 10Q filing for the period ended August 31, 2014)