Form 10-K
period 2016-02-29
MAGNA LAB INC
filed 2016-06-10
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒      No ☐

The issuer's revenues for its most recent fiscal year ended February 29, 2016:$              0.

The aggregate market value on May 27, 2016 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed based on the last sale price of such stock on that date was approximately     $30,000

As of May 27, 2016, 1,176,373 shares of Class A Common Stock, $.001 par value, and 2,956 shares of Class B Common Stock, $.001 par value, were outstanding.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005.  Through the fiscal year ended February 29, 2016, MALLC loaned us an aggregate $479,000 under a series of promissory notes.  Such notes are unsecured and mature by their terms 120 days from issuance.  At February 29, 2016, $464,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 7, 2016, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 12. Certain Relationships and Related Transactions and Director Independence.

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

We have incurred significant net losses since our inception.  Our net loss was $130,000 and $116,000 for the fiscal years ended February 29, 2016 and  February 28, 2015, respectively.  Our accumulated deficit since our inception in 1992 was $28,439,000 at February 29, 2016.  At February 29, 2016 we had approximately $11,000 of cash and a working capital deficit and shareholders’ deficit of approximately ($1,258,000).  Our available cash and working capital at February 29, 2016 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash.  As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.  We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing.  Any equity financing would be dilutive to our existing stockholders.  If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members.  Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company.  Other than our Chief Financial Officer, who is compensated on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services.  Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the nine fiscal years ended February 29, 2016.  Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

Our shares are traded on the OTC Pink under the symbol “MAGAA.”  Trading in our shares has generally been inactive.  The absence of an active trading market reduces the liquidity of an investment in our shares.  The market price for our shares has been and is likely to be very volatile.  Numerous factors beyond our control may have a significant adverse effect on prices.  In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation.  If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

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

Item 2.   Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,000 plus services and expiring in July 2017.

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

	Fiscal Year Ended February 29 or 28,
	2016		2015

	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.12	$0.10	$0.25	$0.03
Second Quarter ended August 31,	$0.30	$0.10	$0.75	$0.01
Third Quarter ended November 30,	$0.30	$0.10	$0.75	$0.10
Fourth Quarter ended February 28,	$0.12	$0.10	$0.26	$0.10

There is no established public trading market for the Company's Class B Common Stock.

On May 6, 2016 the closing bid price for the Class A Common Stock was approximately $0.05.

Due to cash constraints, the Company terminated services of its transfer agent during December 2008 and, as such, there have been no transfers of shares of record holders of the Company's equity securities since that time.  During 2015, the Company was able to obtain certain of the stockholder listings in the possession of its former transfer agent.  The number of record holders of the Company’s securities at the time of that termination and as of May 6, 2016 remains as follows:

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

MALLC has been responsible for substantially all of our funding during the past few years.  During the eight years ended February 29, 2016, MALLC loaned us an aggregate $479,000 under a series of promissory notes payable that mature 120 days from issuance.  At February 29, 2016, $464,000 face amount of such notes were beyond their maturity date and therefore due on demand.  The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.  On June 7, 2016, MALLC loaned us an additional $25,000 on the same terms as the prior notes.  The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company.  See Item 11. Certain Relationships and Related Transactions and Director Independence.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 29, 2016, we had approximately $11,000 in cash and our working capital deficit and stockholders’ deficit were both approximately ($1,258,000).  We continue to lose money.   Cash used by operations during the twelve months ended February 29, 2016 totaled approximately $56,000 and we are delinquent on various accounts payable.

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

Should we enter into a “reverse-merger” transaction, it is highly unlikely that any funds would be allocated to our prior cardiac diagnostic business (which business would require significant capital).  Further, since we have not had the cash to continue to preserve the intellectual property of that business for several years now, we are likely to be forced to abandon it altogether.

Results of Operations – Operating expenses of $63,000 and $58,000 during the years ended February 29, 2016 and February 28, 2015, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations.

Interest expense was approximately $67,000 and $58,000 in the years ended February 29, 2016 and  February 28, 2015, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC.  Such interest has increased with the increase in such loans outstanding from $424,000at February 28, 2015 to $479,000 at February 29, 2016.  Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

MAGNA-LAB INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Magna-Lab Inc.

We have audited the accompanying consolidated balance sheet of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 29, 2016 and the related consolidated statements of operations, cash flows and stockholders' deficit for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 29, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York
June 9, 2016

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

/s/ Citrin Cooperman & Company, LLP

New York, New York
June 15, 2015

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29, or 28,

	2016	2015
CURRENT ASSETS:
Cash	$11,000	$12,000
Prepaid expense	3,000	3,000
Total current assets	$14,000	$15,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$816,000	$693,000
Accounts payable (including approximately $68,000 which is payable to the
Company’s President for expenses he paid on the Company’s behalf)	415,000	414,000
Accrued expenses and other current liabilities	41,000	36,000
Total current liabilities	1,272,000	1,143,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,176,373, shares issued and outstanding at February 29,
2016 and February 28, 2015	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 5,794 shares, converted to Class A and 2,956 shares, outstanding at February 29,
29, 2016 and 28, 2015 respectively	-	-
Capital-in-excess of par value	27,180,000	27,180,000
Accumulated deficit	(28,439,000)	(28,309,000)
Total stockholders' deficit	(1,258,000)	(1,128,000)

Total liabilities and stockholders’ deficit	$14,000	$15,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 29 or 28,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	63,000	58,000

LOSS FROM OPERATIONS	(63,000)	(58,000)

OTHER EXPENSE - Interest expense	67,000	58,000

NET LOSS	$(130,000)	$(116,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.11)	$(0.10	) .

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 29 or 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,000)	$(116,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and all other	74,000	53,000

NET CASH USED IN OPERATING ACTIVITIES	(56,000)	(63,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	55,000	67,000

NET INCREASE (DECREASE) IN CASH	(1,000)	4,000

CASH:
Beginning of year	12,000	8,000

End of year	$11,000	$12,000

SUPPLEMENTAL SCHEDULE ON NON-CASH FINANCING
ACTITVITIES: None

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 29, 2016 and February 28, 2015

					Capital-in-
	Common Stock				Excess
	Class A		Class B		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit

BALANCE, March 1, 2014	1,176,373	$1,000	2,956	$-	$27,180,000	$(28,193,000)

NET LOSS	-	-	-	-	-	(116,000)

BALANCE, February 28, 2015	1,176,373	1,000	2,956	-	27,180,000	(28,309,000)

NET LOSS	-	-	-	-	-	(130,000)

BALANCE, February 29, 2016	1,176,373	$1,000	2,956	$-	$27,180,000	$(28,439,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 29, 2016, the Company had approximately $11,000 in cash and approximately $1,258,000 in negative working capital and stockholders’ deficit.   For the year ended February 29, 2016, the Company had a net loss of approximately $130,000 and utilized approximately $56,000 in cash for operations.  Further, losses are continuing subsequent to February 29, 2016.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2016.  The Company’s plans to deal with this uncertainty are described above in “Company Activities.”  Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all.  These factors, among others, indicate that the Company may be unable to continue operations as a going concern.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Income Taxes – The Company complies with the accounting and reporting requirements of  US GAAP in accounting for income taxes.  The Company uses the asset and liability approach to financial reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company also complies with US GAAP in accounting for uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 29, 2016 and February 28, 2015.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 29, 2016 and February 28, 2015.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2013.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share.  Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year.  Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  In the fiscal years ended February 29, 2016 and February 28, 2015, there were no options, warrants or derivative securities outstanding.  Therefore, basic and diluted loss per share were the same for the fiscal years ended February 29, 2016 and February 28, 2015.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

At February 29, 2016 and February 28, 2015, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs, $68,000 of which has been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  This officer ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

At February 29, 2016 and February 28, 2015, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf.  This amount was repayable if the proposed merger transaction with this party was not completed.  This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 29, 2016 and February 28, 2015, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 29, 2016, the Company has received an aggregate of approximately $122,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $479,000 and $424,000, respectively, (plus accrued interest) at February 29, 2016 and February 28, 2015 .  Such notes are unsecured and mature, by their terms, 120 days from issuance.  At February 29, 2016 and February 28, 2015, approximately $464,000 and $412,000, respectively, face amount of such notes were beyond their maturity date and therefore due on demand.  Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date.  Interest expense on such notes aggregated approximately $67,000 and $58,000 in the years ended February 29, 2016 and February 28, 2015, respectively.   On June 7, 2016 MALLC loaned an additional $25,000 to the Company on the same terms as above.

The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 -   STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock -  The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued.  Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution.  Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 29, 2016 and February 28, 2015, 5,794 class B shares have been converted to Class A shares.

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

Stock Options and Warrants – There were no stock options or warrants outstanding during the fiscal years ended February 29, 2016 and February 28, 2015.  The Company’s Stock Option Plan has expired.

NOTE 6 -   INCOME TAXES:

At February 29, 2016 and February 28, 2015, the Company had net operating loss carryforwards of approximately $20.7 million and $20.6 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable.  These resulted in an estimated $7.2 million and $7.2 million, respectively, of federal and $1.5 million and $1.4 million, respectively, of state deferred tax assets at February 29, 2016 and February 28, 2015.  A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely.  The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely delay, limit or eliminate the utilization of existing net operating loss carryforwards and credits.  Although a formal Section 382 study to determine whether a change in control has occurred has not been completed, the Company believes, based upon limited analysis, that such changes may have occurred in 1997, 2000 and 2005.  Such carryforwards and credits expire between 2017 and 2034.

NOTE 7 -   OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 29, 2016 and February 28, 2015 was approximately $13,000 and $12,000 under a lease which expires in July 2017.

NOTE 8 -   COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it although the Company believes there may be an unpaid default judgment against the Company for various claims related to the 1997 restructuring (see below) that the Company believes did not exceed $15,000, before considering any costs or interest.

Discontinued MAGNA-SL Business and Related 1997 Restructuring; Legacy payables – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003.  Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts.  Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s  Form’s 10-KSB for prior years’.  Through the passage of time, few of the remaining balances have been settled and others have been written-off.  Residual amounts at February 29, 2016, are discussed in Note 3.   The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities.  However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies.

Some of the amounts recorded as accounts payable may have passed the statute of limitations for purposes of the vendor seeking recovery of such monies.  The Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off  of such payables.

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

(a) Dismissal of Independent Registered Public Accounting Firm

On June 24, 2015, the Audit Committee of the Board of Directors dismissed Citrin Cooperman & Company, LLP (“Citrin Cooperman”) as the Company’s independent registered public accounting firm, effective on June 24, 2015 as disclosed more fully in the Company’s Current Report on Forn 8-K as of June 24, 2015.

On January 6, 2016, the Audit Committee of the Board of Directors dismissed Liggett Vogt and Webb, P.A. (“Liggett”) as the Company’s independent registered public accounting firm, effective on January 6, 2016 as disclosed more fully in the Company’s Current Report on Forn 8-K as of January 6, 2016.  Liggett was retained on June 24, 2015 and therefore has not issued any reports on the financial statements of the Company.

 (b) New Independent Registered Public Accounting Firm

On June 24, 2015, the Audit Committee of the Board of Directors approved the appointment of Liggett Vogt and Webb P.A. (“Ligget Vogt”) as the Company's independent registered public accounting firm as disclosed more fully in the Company’s Current Report on Forn 8-K as of June 24, 2015.

On January 6, 2016, the Audit Committee of the Board of Directors approved the appointment of RBSM, LLP (“RBSM”) as the Company's independent registered public accounting firm as disclosed more fully in the Company’s Current Report on Forn 8-K as of January 6, 2016.

Item 9A(T).      Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to us and our consolidated subsidiary is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 29, 2016.

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

Item 9B.   Other Information

On June 7, 2016, the Company borrowed on  an unsecured basis an aggregate $25,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions, and Director Independence.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	66	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	62	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman	71	Vice President and Director
Joel Kanter (1)(2)	59	Director

__________
(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998.  Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies including Dr. Tattoff Inc., WaferGen Biosystems, Inc. and Medgenics, Inc., as well as a number of private concerns.  Within the past five years Mr. Kanter has served on the board of directors of Pet DRx Corporation and Vyteris, Inc.

Seymour Kessler, D.P.M.  served as a Director of our company since January 2000 until his passing in January 2016.  Since 2002 he was a private investor.  Until 2002 and for more than five years prior thereto, Dr. Kessler was a Managing Director of RKP Capital Partners, LLC, a private investment bank specializing in small to medium size companies.  Dr. Kessler had a long career as a practicing Podiatric Surgeon as well as banker, investor and corporate executive.  He was a Board Certified Diplomat of the American Board of Ambulatory Foot Surgery and the American Board of Podiatric Orthopedics.

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal.  Mr. Kessler was designated pursuant to an agreement entered into in December 1999 in connection with a financing.  Mr. Feldman were initially designated by Noga, pursuant to an agreement we entered into with Noga.  Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 29, 2016.

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

Item 11.   Executive Compensation.

During the fiscal year ended February 29, 2016, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors.  Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year.  Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements.  There are no stock options or equity awards outstanding at February 29, 2016.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of May 27, 2016. The table includes:

•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.0%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.4%
Lawrence A. Minkoff, Ph.D. (4)	Class A	17,640
	Class B	2,389
		20,029	2.5%

Joel Kanter (4)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
All Executive Officers and Directors as a Group	Class A	103,643
(6 persons)	Class B	2,389
		116,032	14.8%
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

(3)	Based upon 1,176,373 shares of Class A common stock and 2,956 shares of Class B common stock outstanding at May 27, 2016.
(4)	The address for Messrs. Minkoff, Riscica, Feldman, Kessler, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.
(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.
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

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $504,000, including $25,000 loaned to us on June 7, 2016, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15% thereafter as follows:

-	September 2006, $25,000
-	January 2007, $10,000
-	May 2007, $25,000
-	September 2007, $10,000
-	October 2007, $10,000

-	January 2008, $5,000
-	March 2008, $5,000
-	June 2008, $30,000
-	January 2009, $10,000
-	April 2009, $5,000
-	June 2009, $20,000
-	August 2009, $10,000
-	October 2009, $5,000
-	January 2010, $10,000
-	June 2010, $25,000
-	September 2010, $10,000
-	January, 2011, $15,000
-	June 10, 2011, $25,000
-	December 27, 2011, $17,500
-	June 5, 2012, $25,000
-	January 30, 3013, $18,000
-	June 10, 2013, $25,000
-	November 6, 2013, $17,000
-	May 30, 2014, $30,000
-	October 14, 2014, $24,000
-	February 9, 2015, $12,500
-	May 27, 2015, $10,000
-	June 11, 2015, $15,000
-	August 3, 2015, $15,000
-	December 29, 2015, $15,000

At May 27, 2016, $479,000 of such notes are overdue and therefore payable on demand.  The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14.  Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, RBSM LLP (“RBSM”) and Citrin Cooperman & Company, LLP (“Citrin Cooperman”) for the audits of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $18,000 and $20,000, in the fiscal years ended February 29, 2016 and February 28, 2015, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by RBSM LLP or Citrin Cooperman for each of the two fiscal years ended February 29, 2016.

TAX FEES

There were no tax compliance, advice or planning fees billed by RBSM or Citrin Cooperman to the Company for each of the two fiscal years ended February 29, 2016.

ALL OTHER FEES

No other fees were billed by RBSM LLP or Citrin Cooperman for each of the two fiscal years ended February 29, 2016.

Periodically, generally annually, the Company’s principal independent auditor, RBSM LLP and previously Citrin Cooperman, presents to the Company its estimate of its fees for the coming year.  This estimate is reviewed and approved by the Audit Committee of the Board of Directors.  The Company generally does not routinely procure non-audit services from RBSM LLP or Citrin Cooperman, however, such services would currently require the pre-approval of the Audit Committee.

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
MAGNA-LAB INC.

Dated: June 10, 2016	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff Chairman, President and Chief Scientific Officer (principal executive officer)

	By:	/s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific Officer and Director (principal executive officer)	June 10, 2016

/s/ Jerome M. Feldman
Jerome M. Feldman	Director	June 10, 2016

/s/ Joel Kanter
Joel Kanter	Director	June 10, 2016