Form 10-K
period 2017-02-28
MAGNA LAB INC
filed 2017-06-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2017:	$ 0.

The aggregate market value on June 9, 2017 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed based on the last sale price of such stock on that date was approximately $10,000

As of June 9, 2017, 1,178,762 shares of Class A Common Stock, $.001 par value, and 567 shares of Class B Common Stock, $.001 par value, were outstanding.

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

In November 2006 the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares were rounded up to the next full share.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005. Through the fiscal year ended February 28, 2017, MALLC loaned us an aggregate $524,000 under a series of promissory notes. Such notes are unsecured and mature by their terms 120 days from issuance. At February 28, 2017, $504,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2017 and through June 9, 2017, MALLC loaned us an additional approximately $27,500 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. The settlement of debt with common stock of the Company is likely to result in very substantial dilution to the existing shareholders. See Item 12. Certain Relationships and Related Transactions.

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

Through assignment and license, we acquired all of the commercial rights to U.S. and certain corresponding foreign patents relating to our MRI technologies. See Note 3 to Consolidated Financial Statements regarding payments advanced by Dr. Minkoff, which payments ceased in 2007, in an attempt to preserve such proprietary rights which the Company can no longer pay (see also Item 12. Certain Relationships and Related Transactions). As such, we have been unable to continue to preserve any of these patent rights and we currently believe that the underlying intellectual property became compromised and will not generate any value for the Company.

In January 2017, the Company’s President and Chief Executive Officer (the “CEO”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with the Company. Under the Purchase Agreement, the CEO purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, the CEO (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company totaling approximately $110,000.

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

We have incurred significant net losses since our inception. Our net loss was $114,000 and $130,000 for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. Our accumulated deficit since our inception in 1992 was $28,553,000 at February 28, 2017. At February 28, 2017 we had approximately $1,000 of cash and a working capital deficit and shareholders’ deficit of approximately $1,372,000. Our available cash and working capital at February 28, 2017 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

We may issue shares of our capital stock or debt securities to raise capital, settle liabilities and to complete a business combination, which would reduce the equity interest of our stockholders and would likely cause a change in control of our ownership.

Our certificate of incorporation currently authorizes the issuance of up to 120,000,000 shares of common stock and 5,000,000 shares of preferred stock and we only have outstanding 1,178,762 class A common shares and 567 class B common shares (no more class B shares can be issued). The issuance of additional shares of our common stock or any number of shares of our preferred stock in connection with a reverse merger transaction or to raise cash or settle liabilities:

•	would very significantly reduce the equity interest of current shareholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Management intends to devote only a limited amount of time to seeking a business combination which may adversely impact our ability to identify and consummate a successful business combination.

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who bills us on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services. Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the ten fiscal years ended February 28, 2017. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

Our principal shareholder, MALLC, beneficially owns approximately 51% of our outstanding voting power and our executive officers and directors beneficially own approximately 9% of our outstanding voting power (also see Item 10. Executive Compensation Employment/Consulting Agreements). Two of our directors and our Secretary/Treasurer serve as sole managers of MALLC, with the ability to vote and dispose of our shares owned by that company by majority vote. Because of its high level of stock ownership, and the Board and management representation in its voting power, MALLC, or MALLC and the executive officers and directors, will be able to influence all of our affairs and actions including matters requiring shareholder approval.

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

We currently have 1,179,329 shares of common stock issued and outstanding, of which 607,727 shares are held by an affiliate of the Company (MALLC), and the majority of the balance of which are freely tradable. The shares held by MALLC are deemed “restricted” or “control” securities, as such terms are defined in the Securities Act of 1933, as amended. As such, those shares may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act. Under Rule 144, some of these securities are currently eligible for sale in the public market and the balance will become eligible for sale in the public market beginning one year following the cessation of our “shell” company status pursuant to consummation of a business combination and our filing of required public disclosure in connection therewith, provided in each case that the seller, so long as it remains an affiliate of the Company, complies with the volume limitations of that rule. The market price of our common stock could drop significantly if the holder of these securities sells them or are perceived by the market as intending to sell them.

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

Item 2. Properties.

We maintain an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,000 plus services and expiring in July 2018.

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

	Fiscal Year Ended February 28 or 29,
	2017		2016
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.13	$0.01	$0.12	$0.10
Second Quarter ended August 31,	$0.05	$0.04	$0.30	$0.10
Third Quarter ended November 30,	$0.04	$0.02	$0.30	$0.10
Fourth Quarter ended February 28 or 29,	$0.03	$0.02	$0.12	$0.10

There is no established public trading market for the Company's Class B Common Stock.

On June 9, 2017 the closing bid price for the Class A Common Stock was approximately $0.02.

Due to cash constraints, the Company terminated services of its transfer agent during December 2008 and, as such, there have been no transfers of shares of record holders of the Company's equity securities since that time. During 2015, the Company was able to obtain certain of the stockholder listings in the possession of its former transfer agent. The number of record holders of the Company’s securities at the time of that termination and as of June 9, 2017 remains as follows:

Title of Class	Number of Record Holders

Class A Common Stock*	443
Class B Common Stock	23

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

In January 2017, the Company’s President and Chief Executive Officer (the “CEO”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with the Company. Under the Purchase Agreement, the CEO purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, the CEO (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company totaling approximately $110,000 including intellectual property counsel fees and costs, $68,000 of which had been paid by and is therefore due to the CEO for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time. The CEO ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

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

MALLC has been responsible for substantially all of our funding during the past few years. During the more than ten years ended February 28, 2017, MALLC loaned us an aggregate $524,000 under a series of promissory notes payable that mature 120 days from issuance. At February 28, 2017, $504,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2017 and prior to June 9, 2017, MALLC loaned us an additional $27,500 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. The conversion of the debt to MALLC (including interest accrued), would likely involve very substantial dilution to the existing shareholders. See Item 11. Certain Relationships and Related Transactions.

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

During the three fiscal years ended February 28, 2002, we received an aggregate of approximately $10 million in private equity financing to fund our prior cardiac development and marketing efforts, approximately 75% of which was provided by Noga. We had planned to raise additional capital in the year ended February 28, 2003, including participation from Noga, and with assistance from an investment bank. From late 2002 through early 2003 we learned that a receiver was appointed to protect Noga from creditors and that Noga had no further ability to provide funding. We were not successful in raising capital and so we took steps to preserve cash and technology assets and took other actions as discussed further at Item 1. “Business” “Overview Description of Business” of this report.

Prior to 1997, our efforts had been focused on development and commercialization of anatomy specific MRI scanners. Due to a lack of sufficient sales of the scanner, in February 1997 we made a strategic decision to curtail that business and refocus our efforts to the cardiac diagnostic business.

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2017, we had approximately $1,000 in cash and our working capital deficit and stockholders’ deficit were both approximately $1,372,000. We continue to lose money. Cash used by operations during the twelve months ended February 28, 2017 totaled approximately $55,000 and we are delinquent on various accounts payable.

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

Should we enter into a “reverse-merger” transaction, it is highly no funds would be allocated to our prior cardiac diagnostic or other magnetic resonance imaging businesses (which business would require significant capital) since we have not had the cash to continue to preserve the intellectual property of those businesses for several years and, in January 2017, transferred all such assets under the Purchase Agreement described above in Overview.

Results of Operations – Operating expenses of $149,000 and $63,000 during the years ended February 28, 2017 and February 29, 2016, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations and, in 2017, costs associated with a potential merger transaction that has been abandoned.

Interest expense was approximately $75,000 and $67,000 in the years ended February 28, 2017 and February 29, 2016, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in such loans outstanding from $479,000 at February 29, 2016 to $524,000 at February 28, 2017. Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

Our other accounting politices, which we do not consider critical accounting policies, are contained in Note 1 to the Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

MAGNA-LAB INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Magna-Lab Inc.

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively the “Company”) as of February 28, 2017 and February 29, 2016 and the related consolidated statements of operations, cash flows and stockholders' deficit for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magna-Lab Inc. and Subsidiary as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP

New York, New York

June 14, 2017

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,	February 29,
	2017	2016
CURRENT ASSETS:
Cash	$1,000	$11,000
Prepaid expense	3,000	3,000
Total current assets	$4,000	$14,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$935,000	$816,000
Accounts payable, including, in 2016, approximately $68,000 which is payable to the Company’s President and CEO for expenses he paid on
the Company’s behalf)	325,000	415,000
Accrued expenses and other current liabilities	116,000	41,000
Total current liabilities	1,376,000	1,272,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 and 1,176,373 shares, respectively, issued and
outstanding at February 28, 2017 and February 29, 2016	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 and 5,794 shares, respectively, converted to Class A and 567 and 2,956 shares,
respectively, outstanding at February 28, 2017 and February 29, 2016	—	—
Additional paid in capital	27,290,000	27,180,000
Accumulated deficit	(28,663,000)	(28,439,000)
Total stockholders' deficit	(1,372,000)	(1,258,000)

Total liabilities and stockholders’ deficit	$4,000	$14,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	February 28,	February 29,
	2017	2016
REVENUES	$—	$—
OPERATING EXPENSES:
General and administrative	149,000	63,000
LOSS FROM OPERATIONS	(149,000)	(63,000)
OTHER INCOME (EXPENSE): Interest expense	(75,000)	(67,000)
NET LOSS BEFORE INCOME TAX	(224,000)	(130,000)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(224,000)	$(130,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.19)	$(0.11)

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(224,000)	$(130,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and other liabilities	169,000	74,000

NET CASH USED IN OPERATING ACTIVITIES	(55,000)	(56,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	45,000	55,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,000	55,000

NET CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES:	—	—

NET (DECREASE) IN CASH	(10,000)	(1,000)

CASH:
Beginning of year	11,000	12,000

End of year	$1,000	$11,000

SUPPLEMENTAL SCHEDULE ON NON-CASH ACTIVITIES
AND DISCLOSURE OF CASH FLOW INFORMATION:
Liabilities assumed and forgiven in exchange for disposition of residual
technology assets to the Company’s Chief Executive Officer	$110,000	$—

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, March 1, 2015	1,176,373	$1,000	2,956	$—	$27,180,000	$(28,309,000)	$(1,128,000)
NET LOSS	—	—	—	—	—	(130,000)	(130,000)
BALANCE, February 29, 2016	1,176,373	1,000	2,956	—	27,180,000	(28,439,000)	(1,258,000)
GAIN ON SALE OF RESIDUAL
TECHNOLOGY ASSETS TO CEO	—	—	—	—	110,000	—	110,000
CONVERT B SHARES TO A	2,389	—	(2,389)	—	—	—	—
NET LOSS	—	—	—	—	—	(224,000)	(224,000)
BALANCE, February 28, 2017	1,178,762	$1,000	567	$—	$27,290,000	$(28,663,000)	$(1,372,000)

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

The Company was previously engaged in research, development and commercialization activities until it ceased such activities during the period September 2002 through March 2003 since the Company was unable to secure financing to support its planned activities. The Company’s efforts to enter into a strategic arrangement or to seek other means to realize value for its cardiac diagnostic technologies through sale, license or otherwise have been unsuccessful and therefore, in January 2017, the Company sold such technology to its President and CEO in exchange for relief from certain liabilities. See also, Note 3.

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2017, the Company had approximately $1,000 in cash and approximately $1,372,000 in negative working capital and stockholders’ deficit. For the year ended February 28, 2017, the Company had a net loss of approximately $114,000 and utilized approximately $55,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2017. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2017. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation – The consolidated financial statements present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All dollar amounts are rounded to the nearest thousand dollars.

Principles of Consolidation – The consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 28, 2017 and February 29, 2016.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 28, 2017 and February 29, 2016.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 28, 2017 and February 29, 2016.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2014.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended February 28, 2017 and February 29, 2016, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2017 and February 29, 2016.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

In January 2017, the Company’s President and Chief Executive Officer (the “CEO”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with the Company. Under the Purchase Agreement, the CEO purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, the CEO (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness or assumption of all indebtedness owing from the Company totaling approximately $110,000. As a transaction with a related party, the amount of the indebtedness forgiven or assumed, $110,000 was credited to additional paid in capital in the accompanying consolidated financial statement.

Prior to the Purchase Agreement, at February 29, 2016, approximately $106,000 of accounts payable relates to intellectual property counsel fees and costs, $68,000 of which had been paid by and is therefore due to the Company’s Chairman and President for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time. This officer ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

The Company intends to make a proposal to various of its significant outstanding creditors to convert all amounts outstanding to them into common stock of the Company.

At February 28, 2017 and February 29, 2016, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount was repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 28, 2017 and February 29, 2016, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 28, 2017, the Company has received an aggregate of approximately $100,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”), raising the principal amount outstanding under such notes to an aggregate of $524,000 and $479,000, respectively, (plus accrued interest of approximately $411,000 and $347,000, respectively) at February 28, 2017 and February 29, 2016. Such notes are unsecured and mature, by their terms, 120 days from issuance. At February 28, 2017 and February 29, 2016, approximately $504,000 and $464,000, respectively, face amount of such notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. Interest expense on such notes aggregated approximately $75,000 and $67,000 in the years ended February 28, 2017 and February 29, 2016, respectively. Subsequent to February 28, 2017 and through June 9, 2017 MALLC loaned an additional approximately $27,500 to the Company on the same terms as above.

The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock - The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 28, 2017 and February 29, 2016, 8,183 and 5,794, respectively, class B shares have been converted to Class A shares.

Under an agreement with an underwriter, 10,000 shares of Class B common stock were forfeited by the holders based on performance measures that were not met. During the fiscal year ended February 28, 2001, 2,698 of such forfeited shares were inadvertently released by the Company’s transfer agent; 1,376 of which have been returned. The Company has not been successful in recovering the remaining 1,322 shares.

In January 2017, the Company’s CEO converted the remaining 2,389 shares of Class B common stock under his control to Class A common stock.

Principal Shareholder and Related Party Relationship - In a series of transactions consummated on October 31, 2005, MALLC acquired an aggregate of 607,727 shares of Class A Common Stock, representing approximately 56 % of the Company’s issued and outstanding shares of Class A Common Stock at that time, and approximately 55 % of the voting power represented by the Company’s issued and outstanding Common Stock at that time, after consummation of the transactions described above. Two directors of the Company and the Company’s Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of such shares owned by MALLC by majority vote. See also Note 4.

Stock Grant - In July 2008 the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of 90,000 Class A common shares that were issuable to management at that time at the closing bid price of the Company’s stock. Because of cash constraints, the Company has not been able to issue such shares. However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Stock Options and Warrants – There were no stock options or warrants issued or outstanding during the fiscal years ended February 28, 2017 and February 29, 2016. The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 28, 2017 and February 29, 2016, the Company had net operating loss carryforwards of approximately $20.8 million and $20.7 million, respectively, to offset future income subject to tax and approximately $441,000 and $441,000, respectively, of research tax credits available to offset future taxes payable. These resulted in an estimated $7.2 million and $7.2 million, respectively, of federal and $1.5 million and $1.5 million, respectively, of state deferred tax assets at February 28, 2017 and February 29, 2016. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

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

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2017 and February 29, 2016 was approximately $12,000 and $13,000 under a lease which expires in July 2018.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it.

Discontinued MAGNA-SL Business and Related 1997 Restructuring; Legacy payables – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s Form’s 10-KSB for prior years’. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 28, 2017, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies. Further, as discussed further in Note 3, in January 2017, the Company entered into a Purchase Agreement with its CEO in which the CEO purchased the residual technology and other assets and assumed all liabilities associated with that business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2017.

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

Item 9B. Other Information

Subsequent to February 28, 2017 and through June 9, 2017, the Company borrowed on an unsecured basis an aggregate $27,500 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	67	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	63	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman	72	Vice President and Director
Joel Kanter (1)(2)	60	Director

__________

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998. Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies as well as a number of private concerns. Within the past five years Mr. Kanter has served on the board of directors of Dr. Tattoff Inc., WaferGen Biosystems, Inc. and Medgenics, Inc. (now Aevi Genomics), Pet DRx Corporation and Vyteris, Inc.

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Feldman was initially designated by Noga, pursuant to an agreement we entered into with Noga. Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 28, 2017.

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

Item 11. Executive Compensation.

During the fiscal year ended February 28, 2017, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors. Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 28, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 9, 2017. The table includes:

•	each of our directors and Named Executive Officers;

•	all of our directors and executive officers as a group; and

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Magna Acquisition LLC (6)	Class A	607,727	51.5%
Kenneth C. Riscica (4)(6)	Class A	41,102	3.5%
Lawrence A. Minkoff, Ph.D. (4)	Class A	20,029	1.7%
Joel Kanter (4)(5)(6)	Class A	23,320	2.0%
J.M. Feldman (4)(6)	Class A	21,581	1.8%
All Executive Officers and Directors as a Group (4 persons)	Class A	106,032	9.0%

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

(1)	All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)	Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3)	Based upon 1,178,762 shares of Class A common stock and 567 shares of Class B common stock outstanding at June 9, 2017.

(4)	The address for Messrs. Minkoff, Riscica, Feldman, and Kanter is c/o Magna-Lab Inc., 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.

(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.

(6)	The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$0.00	—

Equity compensation plans not approved by security holders	—	$0.00	—

Total	—	$0.00	—

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

In January 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dr Minkoff. Under the Purchase Agreement, Dr. Minkoff purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, Dr. Minkoff (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company totaling approximately $110,000.

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $551,500, including $27,500 loaned to us subsequent to February 28, 2017 and through June 9, 2017, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15% thereafter as follows:

-	September 2006, $25,000

-	January 2007, $10,000

-	May 2007, $25,000

-	September 2007, $10,000

-	October 2007, $10,000

-	January 2008, $5,000

-	March 2008, $5,000

-	June 2008, $30,000

-	January 2009, $10,000

-	April 2009, $5,000

-	June 2009, $20,000

-	August 2009, $10,000

-	October 2009, $5,000

-	January 2010, $10,000

-	June 2010, $25,000

-	September 2010, $10,000

-	January, 2011, $15,000

-	June 10, 2011, $25,000

-	December 27, 2011, $17,500

-	June 5, 2012, $25,000

-	January 30, 3013, $18,000

-	June 10, 2013, $25,000

-	November 6, 2013, $17,000

-	May 30, 2014, $30,000

-	October 14, 2014, $24,000

-	February 9, 2015, $12,500

-	May 27, 2015, $10,000

-	June 11, 2015, $15,000

-	August 3, 2015, $15,000

-	December 29, 2015, $15,000

-	June 7, 2016, $25,000

-	December 1, 2016, $2,500

-	December 15, 2016, $2,500

-	January 5, 2017, $2,500

-	January 6, 2017, $5,000

-	February 2, 2017, $2,500

-	February 20, 2017, $5,000

-	March 6, 2017, $2,500

-	March 7, 2017, $5,000

-	April 10, 2017, $5,000

-	April 11, 2017, $1,000

-	April 28, 2017, $1,000

-	May 31, 2017, $7,500

-	June 6, 2017, $5,500

At June 9, 2017, $519,000 of such notes are overdue and therefore payable on demand. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14. Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, RBSM LLP (“RBSM”) and Citrin Cooperman & Company, LLP (“Citrin Cooperman”) for the audits of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $18,000 and $18,000, in the fiscal years ended February 28, 2017 and February 29, 2016, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by RBSM LLP for each of the two fiscal years ended February 28, 2017.

TAX FEES

There were no tax compliance, advice or planning fees billed by RBSM LLP to the Company for each of the two fiscal years ended February 28, 2017.

ALL OTHER FEES

No other fees were billed by RBSM LLP for each of the two fiscal years ended February 28, 2017.

Periodically, generally annually, the Company’s principal independent auditor, RBSM LLP, presents to the Company its estimate of its fees for the coming year. This estimate is reviewed and approved by the Audit Committee of the Board of Directors. The Company generally does not routinely procure non-audit services from RBSM LLP, however, such services would currently require the pre-approval of the Audit Committee.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (10)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (8)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)
10.11	Note Payable to Magna Acquisition, LLC. dated September 29, 2006(9)
10.12	Note Payable to Magna Acquisition, LLC. dated January 29, 2007 (9)
10.13	Note Payable to Magna Acquisition LLC. dated May 30, 2007(9)
10.14	Note Payable to Magna Acquisition LLC dated September 5, 2007(10)
10.15	Note Payable to Magna Acquisition LLC dated October 30, 2007(11)
10.16	Note Payable to Magna Acquisition LLC dated January 10, 2008(11)
10.17	Note Payable to Magna Acquisition LLC dated March 26, 2008(12)
10.18	Note Payable to Magna Acquisition LLC dated June 10, 2008(12)
10.19	Note Payable to Magna Acquisition LLC dated January 7, 2009 (13)
10.20	Note Payable to Magna Acquisition LLC dated April 1, 2009 (13)
10.21	Note Payable to Magna Acquisition LLC dated June 1, 2009 (13)
10.22	Note Payable to Magna Acquisition LLC dated August 18, 2009 (14)
10.23	Note Payable to Magna Acquisition LLC dated October 20, 2009 (14)
10.24	Note Payable to Magna Acquisition LLC dated January 27, 2010 (14)
10.25	Note Payable to Magna Acquisition LLC dated June 15, 2010 (14)
10.26	Note Payable to Magna Acquisition LLC dated September 23, 2010 (15)
10.27	Note Payable to Magna Acquisition LLC dated January 6, 2011 (15)
10.28	Note Payable to Magna Acquisition LLC dated June 20, 2011 (16)
10.29	Note Payable to Magna Acquisition LLC dated December 27, 2011 (17)
10.30	Note Payable to Magna Acquisition LLC dated June 5, 2012 (18)
10.31	Note Payable to Magna Acquisition LLC dated January 30, 2013 (19)
10.32	Note Payable to Magna Acquisition LLC dated June 10, 2013 (20)
10.33	Note Payable to Magna Acquisition LLC dated November 6, 2013 (20)
10.34	Note Payable to Magna Acquisition LLC dated May 30, 2014 (21)
10.35	Note Payable to Magna Acquisition LLC dated October 14, 2014 (22)

10.36	Note Payable to Magna Acquisition LLC dated February 9, 2015 (23)
10.37	Note Payable to Magna Acquisition LLC dated May 27, 2015 (23)
10.38	Note Payable to Magna Acquisition LLC dated June 11, 2015 (23)
10.39	Note Payable to Magna Acquisition LLC dated August 3, 2015 (24)
10.40	Note Payable to Magna Acquisition LLC dated December 29, 2015 (25)
10.41	Note Payable to Magna Acquisition LLC dated June 7, 2016 (26)
10.42	Note Payable to Magna Acquisition LLC dated December 1, 2016 (27)
10.43	Note Payable to Magna Acquisition LLC dated December 15, 2016 (27)
10.44	Note Payable to Magna Acquisition LLC dated January 5, 2017 (27)
10.45	Note Payable to Magna Acquisition LLC dated January 6, 2017 (27)
10.46	Note Payable to Magna Acquisition LLC dated February 2, 2017 (27)
10.47	Note Payable to Magna Acquisition LLC dated February 20, 2017 (27)
10.48	Asset Purchase Agreement between Lawrence A. Minkoff, Ph.D. and the Company dated as of Decemebr 16, 2016 (27)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (18)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).

(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.

(7)	Intentionally omitted.

(8)	Incorporated by reference to Form 8-K filed on March 3, 2007.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-QSB for the year ended February 28, 2007.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 2007

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended November 30, 2007

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2008.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2009.

(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010.

(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2010.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2011

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2012.

(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.

(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013

(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

(22)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014

(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2016

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015

(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 10Q

(27)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
Dated: June 14, 2017
By: /s/ Lawrence A. Minkoff
Lawrence A. Minkoff
Chairman, President and Chief Scientific Officer
(principal executive officer)

By: /s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific Officer and Director (principal executive officer)	June 14, 2017

/s/ Jerome M. Feldman Jerome M. Feldman	Director	June 14, 2017

/s/ Joel Kanter Joel Kanter	Director	June 14, 2017

31