Form 10-K
period 2018-02-28
MAGNA LAB INC
filed 2018-06-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2018

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

Issuer’s telephone number - C/O (301) 972-5232 (formerly (516) 393 5874 (or c/o 212 986 9700))

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2018:	$ 0.

The aggregate market value on June 9, 2018 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed based on the last sale price of such stock on that date was approximately $10,000

As of June 9, 2018, 1,178,762 shares of Class A Common Stock, $.001 par value, and 567 shares of Class B Common Stock, $.001 par value, were outstanding.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005. Through the fiscal year ended February 28, 2018, MALLC loaned us an aggregate $653,750 under a series of promissory notes. Such notes are unsecured and mature by their terms 120 days from issuance. At February 28, 2018, $577,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2018 and through June 13, 2018, MALLC loaned us an additional approximately $23,000 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. The settlement of debt with common stock of the Company is likely to result in very substantial dilution to the existing shareholders. See Item 12. Certain Relationships and Related Transactions.

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

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market. We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria. In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board and subsequently on the OTCQB. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997. Our principal executive office is located at 6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791 and our telephone number is in care of (301) 972 5232.

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

We have incurred significant net losses since our inception. Our net loss was $144,000 and $224,000 for the fiscal years ended February 28, 2018 and 2017, respectively. Our accumulated deficit since our inception in 1992 was $28,807,000 at February 28, 2018. At February 28, 2018 we had approximately $2,000 of cash and a working capital deficit and shareholders’ deficit of approximately $1,516,000. Our available cash and working capital at February 28, 2018 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who bills us on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services. Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the eleven fiscal years ended February 28, 2018. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

	Fiscal Year Ended February 28,
	2018		2017
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.02	$0.02	$0.13	$0.01
Second Quarter ended August 31,	$0.02	$0.02	$0.05	$0.04
Third Quarter ended November 30,	$0.10	$0.02	$0.04	$0.02
Fourth Quarter ended February 28,	$0.09	$0.02	$0.03	$0.02

There is no established public trading market for the Company's Class B Common Stock.

On June 11, 2018 the closing bid price for the Class A Common Stock was approximately $0.02.

Due to cash constraints, the Company terminated services of its transfer agent during December 2008 and, as such, there have been no transfers of shares of record holders of the Company's equity securities since that time. During 2015, the Company was able to obtain certain of the stockholder listings in the possession of its former transfer agent. The number of record holders of the Company’s securities at the time of that termination and as of June 9, 2018 remains as follows:

Title of Class	Number of Record Holders

Class A Common Stock*	442
Class B Common Stock	22

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

MALLC has been responsible for substantially all of our funding during the past few years. During the more than ten years ended February 28, 2017, MALLC loaned us an aggregate $653,750 under a series of promissory notes payable that mature 120 days from issuance. At February 28, 2018, $577,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2018 and prior to June 13, 2018, MALLC loaned us an additional $23,000 on the same terms as the prior notes. The Company intends to make a proposal to MALLC to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. The conversion of the debt to MALLC (including interest accrued), would likely involve very substantial dilution to the existing shareholders. See Item 11. Certain Relationships and Related Transactions.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2018, we had approximately $2,000 in cash and our working capital deficit and stockholders’ deficit were both approximately $1,516,000. We continue to lose money. Cash used by operations during the twelve months ended February 28, 2018 totaled approximately $55,000 and we are delinquent on various debts and accounts payable.

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

Should we enter into a “reverse-merger” transaction, no funds would be allocated to our prior cardiac diagnostic or other magnetic resonance imaging businesses since we have not had the cash to continue to preserve the intellectual property of those businesses for several years and, in January 2017, transferred all such assets under the Purchase Agreement described above in Overview.

Results of Operations – Operating expenses of $58,000 and $149,000 during the years ended February 28, 2018 and 2017, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations and, in 2017, costs associated with a potential merger transaction that has been abandoned.

Interest expense was approximately $86,000 and $75,000 in the years ended February 28, 2018 and 2017, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in such loans outstanding from $524,000 at February 28, 2017 to $653,750 at February 28, 2018. Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

MAGNA-LAB INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Magna-Lab Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively, the “Company”) as of February 28, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.

New York, NY

June 13, 2018

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,
	2018	2017
CURRENT ASSETS:
Cash	$2,000	$1,000
Prepaid expense	3,000	3,000
Total current assets	$5,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$1,151,000	$935,000
Accounts payable	332,000	325,000
Accrued expenses and other current liabilities	38,000	116,000
Total current liabilities	1,521,000	1,376,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 issued and
outstanding at February 28, 2018 and 2017	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 converted
to Class A and 567 shares outstanding at February 28, 2018 and 2017	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(28,807,000)	(28,663,000)
Total stockholders' deficit	(1,516,000)	(1,372,000)

Total liabilities and stockholders’ deficit	$5,000	$4,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2018	2017

REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	58,000	149,000

LOSS FROM OPERATIONS	(58,000)	(149,000)

OTHER (EXPENSE):
Interest expense	(86,000)	(75,000)

NET LOSS BEFORE INCOME TAX	(144,000)	(224,000)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(144,000)	$(224,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.12)	$(0.19)

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(144,000)	$(224,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and other liabilities	89,000	169,000

NET CASH USED IN OPERATING ACTIVITIES	(55,000)	(55,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	56,000	45,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	56,000	45,000

NET CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES:	—	—

NET INCREASE (DECREASE) IN CASH	1,000	(10,000)

CASH:
Beginning of year	1,000	11,000

End of year	$2,000	$1,000

SUPPLEMENTAL SCHEDULE ON NON-CASH ACTIVITIES
AND DISCLOSURE OF CASH FLOW INFORMATION:
Liabilities assumed and forgiven in exchange for disposition of residual
technology assets to the Company’s Chief Executive Officer	$—	$110,000
Liabilities settled by principal shareholder and added to note payable	$74,000	$—

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

Years Ended February 28, 2018 and 2017

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, March 1, 2016	1,176,373	$1,000	2,956	—	$27,180,000	$(28,439,000)	$(1,258,000)

GAIN ON SALE OF RESIDUAL
TECHNOLOGY ASSETS TO CEO	—	—	—	—	110,000	—	110,000

CONVERT B SHARES TO A	2,389	—	(2,389)	—	—	—	—

NET LOSS	—	—	—	—	—	(224,000)	(224,000)

BALANCE, February 28, 2017	1,178,762	1,000	567	$—	27,290,000	(28,663,000)	(1,372,000)

NET LOSS	—	—	—	—	—	(144,000)	(144,000)

BALANCE, February 28, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,807,000)	$(1,516,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2018, the Company had approximately $2,000 in cash and approximately $1,516,000 in negative working capital and stockholders’ deficit. For the year ended February 28, 2018, the Company had a net loss of approximately $144,000 and utilized approximately $55,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2018. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2017. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 28, 2018 and 2017.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 28, 2018 and 2017.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 28, 2018 and 2017.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2014.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended February 28, 2018 and 2017, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2018 and 2017.

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

During the year ended February 28, 2018, accrued liabilities and accounts payable to various parties totaling approximately $74,000 were settled by our principal stockholder or its affiliates and such amounts are now payable to that principal stockholder (MALLC, see Note 4).

The Company intends to make a proposal to various of its significant outstanding creditors to convert all amounts outstanding to them into common stock of the Company.

At February 28, 2018 and 2017, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount was repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 28, 2018 and 2017, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

Some of the amounts recorded as accounts payable or accrued liabilities may have passed the statute of limitations for purposes of the counterparty seeking recovery of such monies. The Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off of such payables.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 28, 2018, the Company has received an aggregate of approximately $101,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”) and MALLC has paid approximately $74,000 of liabilities of the Company on our behalf, raising the principal amount outstanding under such notes to an aggregate of $653,750 and $524,000, respectively, (plus accrued interest of approximately $497,000 and $411,000, respectively) at February 28, 2018 and 2017. Such notes are unsecured and mature, by their terms, 120 days from issuance. At February 28, 2018 and 2017, approximately $577,000 and $504,000, respectively, face amount of such notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. Interest expense on such notes aggregated approximately $86,000 and $75,000 in the years ended February 28, 2018 and 2017, respectively. Subsequent to February 28, 2018 and through June 13, 2018 MALLC loaned an additional approximately $23,000 to the Company on the same terms as above.

The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock - The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 28, 2018 and 2017, 8,183 class B shares have been converted to Class A shares.

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

Principal Shareholder and Related Party Relationship - In a series of transactions consummated on October 31, 2005, MALLC acquired an aggregate of 607,727 shares of Class A Common Stock, representing approximately 56% of the Company’s issued and outstanding shares of Class A Common Stock at that time, and approximately 55% of the voting power represented by the Company’s issued and outstanding Common Stock at that time. Two directors of the Company and the Company’s Chief Financial Officer serve as sole managers of MALLC, with the ability to vote and dispose of such shares owned by MALLC by majority vote. See also Note 4.

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

Stock Options and Warrants – There were no stock options or warrants issued or outstanding during the fiscal years ended February 28, 2018 and 2017. The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”), which significantly modified U.S. corporate income tax law, was signed into law. The TCJA contains significant changes to corporate income taxation, including but not limited to the reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and generally eliminating net operating loss carrybacks, allowing net operating losses to carryforward without expiration, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including changes to the orphan drug tax credit and changes to the deductibility of research and experimental expenditures that will be effective in the future). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, including to what extent various states will conform to the newly enacted federal tax law.

The Company has not recorded any provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing, but is reviewing the TCJA’s potential ramifications.

At February 28, 2017 and February 29, 2016, the Company had net operating loss carryforwards of approximately $13.9 million and $13.7 million, respectively, to offset future income subject to tax. These resulted in an estimated $2.9 million and $2.8 million, respectively, of federal deferred tax assets, and approximately $0.5 million and $0.5 million, respectively, of state deferred tax assets at February 28, 2018 and February 29, 2017. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely limit or eliminate the utilization of existing net operating loss carryforwards and credits. Although a formal Section 382 study to determine whether a change in control has occurred has not been completed, the Company believes, based upon limited analysis, that such changes may have occurred in 1997, 2000 and 2005. Such carryforwards and credits expire between 2017 and 2034.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2018 and 2017 was approximately $12,000 and $12,000 under a lease which expires in July 2019.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it.

Discontinued MAGNA-SL Business and Related 1997 Restructuring; Legacy payables – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s Form’s 10-KSB for prior years’. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 28, 2018, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies. Further, as discussed further in Note 3, in January 2017, the Company entered into a Purchase Agreement with its CEO in which the CEO purchased the residual technology and other assets and assumed all liabilities associated with that business.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures

In June 2018, the Company’s auditors advised the Audit Committee that they believe that a material weakness in internal accounting controls exists by reason of the impact of the Company’s financial constraints on its ability to continue its timely public reporting as well as the lack of desirable segregation of duties, among other matters.  Based on this information, management has revised its conclusion on the adequacy of its disclosure controls and its internal accounting controls to that stated below.

(a)  Evaluation of disclosure controls and procedures.    Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the SEC and that material information relating to us and our consolidated subsidiary is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared to allow timely decisions regarding required disclosures.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2018.

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

Item 9B. Other Information

Subsequent to February 28, 2018 and through June 9, 2017, the Company borrowed on an unsecured basis an aggregate $20,000 from MALLC at an interest rate of 12% per year (15% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions.

PART III

Item	10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	68	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	64	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman	73	Vice President and Director
Joel Kanter (1)(2)	61	Director

__________

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998. Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies as well as a number of private concerns. Within the past five years Mr. Kanter has served on the board of directors of Dr. Tattoff Inc., WaferGen Biosystems, Inc. and Medgenics, Inc. (now Aevi Genomics), and Vyteris, Inc.

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Feldman was initially designated by Noga, pursuant to an agreement we entered into with Noga. Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 28, 2018.

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

Item 11. Executive Compensation.

During the fiscal year ended February 28, 2018, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors. Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 13, 2018. The table includes:

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

(1)	All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)	Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3)	Based upon 1,178,762 shares of Class A common stock and 567 shares of Class B common stock outstanding at June 13, 2018.

(4)	The address for Messrs. Minkoff, Riscica, Feldman, and Kanter is c/o Magna-Lab Inc.,

6800 Jericho Turnpike, Suite 120W, Syosset, NY 11791.

(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.

(6)	The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$0.00	—

Equity compensation plans not approved by security holders	—	$0.00	—

Total	—	$0.00	—

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

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $676,750, including $23,000 loaned to us subsequent to February 28, 2018 and through June 13, 2018, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15% thereafter as follows:

-	September 2006, $25,000

-	January 2007, $10,000

-	May 2007, $25,000

-	September 2007, $10,000

-	October 2007, $10,000

-	January 2008, $5,000

-	March 2008, $5,000

-	June 2008, $30,000

-	January 2009, $10,000

-	April 2009, $5,000

-	June 2009, $20,000

-	August 2009, $10,000

-	October 2009, $5,000

-	January 2010, $10,000

-	June 2010, $25,000

-	September 2010, $10,000

-	January, 2011, $15,000

-	June 10, 2011, $25,000

-	December 27, 2011, $17,500

-	June 5, 2012, $25,000

-	January 30, 3013, $18,000

-	June 10, 2013, $25,000

-	November 6, 2013, $17,000

-	May 30, 2014, $30,000

-	October 14, 2014, $24,000

-	February 9, 2015, $12,500

-	May 27, 2015, $10,000

-	June 11, 2015, $15,000

-	August 3, 2015, $15,000

-	December 29, 2015, $15,000

-	June 7, 2016, $25,000

-	December 1, 2016, $2,500

-	December 15, 2016, $2,500

-	January 5, 2017, $2,500

-	January 6, 2017, $5,000

-	February 2, 2017, $2,500

-	February 20, 2017, $5,000

-	March 6, 2017, $2,500

-	March 7, 2017, $5,000

-	April 10, 2017, $5,000

-	April 11, 2017, $1,000

-	April 28, 2017, $1,000

-	May 31, 2017, $7,500

-	June 6, 2017, $5,500

-	June 13, 2017 (6,000)

-	June 29, 2017 (3,000)

-	July 13, 2017 ($3,000)

-	July 31, 2017 ($2,500)

-	September 5, 2017 ($3,000)

-	October 3, 2017 ($2,500)

-	October 16, 2017 ($5,750)

-	November 6, 2017 ($2,500)

-	December 1, 2017 ($64,000)

-	December 5, 2017 ($2,500)

-	January 2, 2018 (2,500)

-	January 29, 2018 ($5,000)

At June 13, 2018, $653,750 of such notes are overdue and therefore payable on demand. The Company intends to make a proposal to MALLC to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14. Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, RBSM LLP (“RBSM”) for the audits of our annual consolidated financial statement and review of the unaudited interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $17,000 and $18,000, in the fiscal years ended February 28, 2018 and 2017, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by RBSM LLP for each of the two fiscal years ended February 28, 2018.

TAX FEES

There were no tax compliance, advice or planning fees billed by RBSM LLP to the Company for each of the two fiscal years ended February 28, 2018.

ALL OTHER FEES

$1,500 and -0- other fees were billed by RBSM LLP for each of the two fiscal years ended February 28, 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (12)

3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (13)

3.2	By-Laws of the Company. (1)

3.2(a)	Amendment to By-Laws of the Company. (2)

4.1	Form of Specimen Class A Common Stock Certificate. (2)

10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)

10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York.(5)

10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001 (6)

10.48	Asset Purchase Agreement between Lawrence A. Minkoff, Ph.D. and the Company dated as of Decemebr 16, 2016 (7)
10.49	Note Payable to Magna Acquisition LLC dated March 6, 2017.(8)

10.50	Note Payable to Magna Acquisition LLC dated March 7, 2017. (8)

10.51	Note Payable to Magna Acquisition LLC dated April 10, 2017. (8)

10.52	Note Payable to Magna Acquisition LLC dated April 11, 2017. (8)

10.53	Note Payable to Magna Acquisition LLC dated April 28, 2017. (8)

10.54	Note Payable to Magna Acquisition LLC dated May 31, 2017. (8)

10.55	Note Payable to Magna Acquisition LLC dated June 6, 2017. (8)

10.56	Note Payable to Magna Acquisition LLC dated June 13, 2017.(9)

10.57	Note Payable to Magna Acquisition LLC dated June 29, 2017. (9)

10.58	Note Payable to Magna Acquisition LLC dated July 13, 2017. (9)

10.59	Note Payable to Magna Acquisition LLC dated July 31, 2017. (9)

10.60	Note Payable to Magna Acquisition LLC dated September 5, 2017. (9)

10.61	Note Payable to Magna Acquisition LLC dated October 3, 2017(10)

10.62	Note Payable to Magna Acquisition LLC dated October 16, 2017(10)

10.63	Note Payable to Magna Acquisition LLC dated November 6, 2017(10)

10.64	Note Payable to Magna Acquisition LLC dated December 1, 2017(11)

10.65	Note Payable to Magna Acquisition LLC dated December 5, 2017(11)

10.66	Note Payable to Magna Acquisition LLC dated January 2, 2018(11)

10.67	Note Payable to Magna Acquisition LLC dated January 29, 2018(11)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).

(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2017

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 10Q

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 10Q

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 31, 2017 10Q

(11)	Filed herewith
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002.
(13)	Incorporated by reference to Form 8-K filed on March 2, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2018

MAGNA-LAB INC.

By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (principal executive officer)

By:	/s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Ph.D.	Chairman, President and Chief Scientific
	Officer and Director	June 13, 2018
(principal executive officer)

/s/ Jerome M. Feldman
Jerome M. Feldman	Director	June 13, 2018

/s/ Joel Kanter
Joel Kanter	Director	June 13, 2018