Form 10-Q
period 2018-08-31
MAGNA LAB INC
filed 2018-10-12
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-21320

Magna-Lab Inc.

(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1662 Old Country Road, # 355, Plainview, NY 11803
(Address of principal executive offices and Zip code)

(301) 972 5232
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – October 5, 2018

Class A Common Stock, $.001 Par Value	1,178,762
Class B Common Stock, $.001 Par Value	567
Class	Shares

MAGNA-LAB INC. AND SUBSIDIARY

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 28,
	2018	2018
	(unaudited)
CURRENT ASSETS:
Cash	$3,000	$2,000
Prepaid expense	—	3,000
Total current assets	$3,000	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$1,223,000	$1,151,000
Accounts payable	341,000	332,000
Accrued expenses and other current liabilities	37,000	38,000
Total current liabilities	1,601,000	1,521,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 shares, issued and outstanding at August 31, 2018
and February 28, 2018	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 shares converted to Class A and 567 shares outstanding at August 31, 2018
and February 28, 2018	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(28,889,000)	(28,807,000)
Total stockholders' deficit	(1,598,000)	(1,516,000)

Total liabilities and stockholders’ deficit	$3,000	$5,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended August 31, 2018 and 2017

(unaudited)

	Three months ended		Six months ended
	August 31,		August 31,
	2018	2017	2017	2017
REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative	12,000	22,000	33,000	44,000

LOSS FROM OPERATIONS	(12,000)	(22,000)	(33,000)	(44,000)

OTHER EXPENSE – Interest expense	25,000	21,000	49,000	42,000

NET LOSS BEFORE INCOME TAX	(37,000)	(43,000)	(82,000)	(86,000)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(37,000)	$(43,000)	$(82,000)	$(86,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
Basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.07)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended August 31, 2018 and 2017

(unaudited)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(82,000)	$(86,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	3,000	—
Accounts payable, accrued liabilities and all other	57,000	44,000

NET CASH USED IN OPERATING ACTIVITIES	(22,000)	(42,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	23,000	42,000

NET INCREASE IN CASH	1,000	—
CASH:
Beginning of period	2,000	1,000
End of period	$3,000	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the six months ended August 31, 2018 (unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,807,000)	$(1,516,000)

NET LOSS	—	—	—	—	—	(82,000)	(82,000)

BALANCE, August 31, 2018
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(28,889,000)	$(1,598,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2018. The operating results for the three and six months ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending February 28, 2019. All dollar amounts are rounded to the nearest thousand dollars.

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

Going Concern Consideration - As indicated in the accompanying interim unaudited condensed consolidated financial statements, at August 31, 2018, the Company had approximately $3,000 of cash and approximately $1,598,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the six months ended August 31, 2018, the Company had a net loss of approximately $82,000 and utilized approximately $22,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2018. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2018. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. While a shareholder provided the Company with additional loans subsequent to August 31, 2018 (Note 4), such amounts are not sufficient to continue operations for the coming twelve months and the Company has no commitment for further financing. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustments have been made in the accompanying unaudited condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and six month periods ended August 31, 2018 and 2017.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of approximately $676,000, plus approximately $547,000 of interest accrued. Such notes become due 120 days after issuance and, as such, approximately $660,000 principal amount of such notes are overdue at August 31, 2018. The notes that are overdue bear interest at 15% per year subsequent to their maturity date.

The Company intends to make a proposal to this principal stockholder to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

Subsequent to August 31, 2018 MALLC loaned an additional approximately $3,000 to the Company on the same terms as above.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUALS:

Accrued expenses and other current liabilities include approximately $18,000 payable to a third party, guaranteed by our principal stockholder, for amounts paid to an account payable in October 2007 on our behalf. This amount is repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount. The Company believes it would be entitled to an offset for recovery of certain costs from this third party associated with that proposed transaction pursuant to understandings between the parties.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the three or six months ended August 31, 2018 or 2017. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our Form 10-K for the year ended February 28, 2018 for a discussion of certain known risks; also see Part II, Item 1A.

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

In January 2017, the Company’s President and Chief Executive Officer (the “CEO”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with the Company. Under the Purchase Agreement, the CEO purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, the CEO (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company totaling approximately $110,000 including intellectual property counsel fees and costs, $68,000 of which had been paid by and was therefore due to the CEO for payments he made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time. The CEO ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

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

MALLC has been responsible for substantially all of our funding since October 2005. During the period from October 2005 to August 31, 2018, MALLC loaned us an aggregate approximately $676,000 under a series of promissory notes payable that mature 120 days from issuance. At August 31, 2018, approximately $660,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to August 31, 2018, MALLC loaned the Company an additional approximately $3,000 on the same terms as above. The Company intends to make a proposal to MALLC to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

Financial Condition, Liquidity and Capital Resources - At August 31, 2018, the Company had approximately $3,000 cash and approximately $1,598,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the six months ended August 31, 2018, the Company had a net loss of approximately $82,000 and utilized approximately $22,000 of cash in operating activities. Further, losses are continuing subsequent to August 31, 2018. Although our principal investor loaned us an additional approximately $3,000 subsequent to August 31, 2018, this is not sufficient for our operations for the next twelve months and we have no commitments for future funding. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2018. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and six months ended August 31, 2018, our net loss was approximately $37,000 and $82,000 compared to a net loss of approximately $43,000 and $86,000 in the three and six months ended August 31, 2017. The change in the loss is due principally to the higher debt levels and higher default interest in the three and six months ended August 31, 2018 that resulted in an increase in interest expense and lower operating expense levels in 2018.

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

Item 3. Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $657,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at August 31, 2018 as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%.  Subsequent to August 31, 2018, MALLC loaned the Company another approximately $3,000 on the same terms as the prior loans.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.72	Note Payable to Magna Acquisition LLC dated June 7, 2018*

10.73	Note Payable to Magna Acquisition LLC dated July 3, 2018*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: October 12 2018	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.72	Note Payable to Magna Acquisition LLC dated June 7, 2018*

10.73	Note Payable to Magna Acquisition LLC dated July 3, 2018*