Form 10-K
period 2019-02-28
MAGNA LAB INC
filed 2019-06-12
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2019

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the issuer has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the exchange Act. . See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting companypany	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The issuer's revenues for its most recent fiscal year ended February 28, 2019: $ 0.

The aggregate market value on June 9, 2019 of the publicly trading voting stock held by non-affiliates (consisting of Class A Common Stock, $.001 par value) computed based on the last sale price of such stock on that date was approximately $10,000

As of June 9, 2019, 1,178,762 shares of Class A Common Stock, $.001 par value, and 567 shares of Class B Common Stock, $.001 par value, were outstanding.

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

Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that could benefit from our status as a reporting company in a so-called “reverse merger” transaction. Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders (see also below regarding funding provided to the Company by MALLC, defined below). It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years we have no commitments to merge with any company at the present time.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005 through the fiscal year ended February 28, 2019. Through the fiscal year ended February 28, 2019, MALLC loaned us an aggregate $687,250 under a series of promissory notes. Such notes are unsecured and mature by their terms 120 days from issuance. At February 28, 2019, $679,650 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.

Subsequent to February 28, 2019 on May 20,, 2019, a director of the Company who is also the managing member of MALLC loaned us approximately $10,000 on the same terms as the notes payable to MALLC except that the interest rate was reduced to 10% initially and increases to 12% upon default.

The Company intends to make a proposal to MALLC and to the director who loaned money to the Company in May 2019 to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. The settlement of debt with common stock of the Company is likely to result in very substantial dilution to the existing shareholders. See Item 12. Certain Relationships and Related Transactions.

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

As a result of our cash constraints at that time, beginning in the Fall of 2002, we began to scale back our operations and reduce our infrastructure costs. Once we completed an in-process clinical imaging milestone in the Fall of 2002, we terminated all non-executive personnel, vacated our office in Lynnfield, MA (leaving a significant liability for the remaining term of the lease which was later settled in November 2003) and ceased substantially all development and commercialization activities. During this time, our executive officers and Board first deferred significant portions of their compensation (aggregating approximately $113,000 which was settled with stock in 2005) and in January 2003 agreed to substantially reduce or eliminate their compensation going forward. The Company’s then Chief Executive Officer agreed to voluntarily resign and was retained on a per diem basis as Acting Chief Executive Officer until his resignation from that position effective May 2004. Dr. Minkoff, our Chairman and President, assumed the responsibilities of principal executive officer of the Company at that time.

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

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market. We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria. In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board and subsequently on the OTCQB. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997. Our principal executive office is located at 1662 Old Country Road, # 355, Plainview, NY 11803 and our telephone number is in care of (301) 972 5232.

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

We have incurred significant net losses since our inception. Our net loss was approximately $148,000 and $144,000 for the fiscal years ended February 28, 2019 and 2018, respectively. Our accumulated deficit since our inception in 1992 was approximately $28,954,000 at February 28, 2019. At February 28, 2019 we had approximately $4,000 of cash and a working capital deficit and shareholders’ deficit of approximately $1,664,000. Our available cash and working capital at February 28, 2019 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. We presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

We may issue shares of our capital stock or debt securities to raise capital, settle liabilities and to complete a business combination, which would very significantly reduce the equity interest of our stockholders and would likely cause a change in control of our ownership.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who bills us on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services. Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the twelve fiscal years ended February 28, 2019. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

We maintained an office of approximately 150 square feet in Syosset, New York under a lease calling for monthly rent at approximately $1,000 plus services until July 2018 when we vacated that office and put records in storage.

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

	Fiscal Year Ended February 28,
	2019		2018
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.02	$0.02	$0.02	$0.02
Second Quarter ended August 31,	$0.08	$0.02	$0.02	$0.02
Third Quarter ended November 30,	$0.80	$0.02	$0.10	$0.02
Fourth Quarter ended February 28,	$0.02	$0.02	$0.09	$0.02

There is no established public trading market for the Company's Class B Common Stock.

On June 3, 2019 the closing bid price for the Class A Common Stock was approximately $0.03.

The number of record holders of the Company’s securities as of June 3, 2019 is as follows:

Title of Class	Number of Record Holders
Class A Common Stock*	443
Class B Common Stock	23

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

MALLC has been responsible for substantially all of our funding during the past few years. During the more than ten years ended February 28, 2018, MALLC loaned us an aggregate $687,250 under a series of promissory notes payable that mature 120 days from issuance. At February 28, 2019, $679,650 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2019, on May 20, 2019, a director of the Company loaned us an additional $10,000 on the same terms as the prior MALLC notes except that the interest rate was reduced to 10% initially and 12% upon default. The Company intends to make a proposal to MALLC, and to this director, to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. The conversion of the debt to MALLC (including interest accrued) and to the director, would likely involve very substantial dilution to the existing shareholders. See Item 11. Certain Relationships and Related Transactions.

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

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 28, 2019, we had approximately $4,000 in cash and our working capital deficit and stockholders’ deficit were both approximately $1,664,000. We continue to lose money. Cash used by operations during the twelve months ended February 28, 2019 totaled approximately $34,000 and we are delinquent on various debts and accounts payable.

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

Results of Operations – Operating expenses of $48,000 and $58,000 during the years ended February 28, 2019 and 2018, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations and, in 2018, costs associated with a potential merger transaction that has been abandoned. Expenses in the year ended February 28, 2019 were reduced by the elimination of certain costs in June and July 2018 including vacating the company’s office space.

Interest expense was approximately $100,000 and $86,000 in the years ended February 28, 2019 and 2018, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in such loans outstanding from $653,750 at February 28, 2018 to $687,250 at February 28, 2019. Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

MAGNA-LAB INC. AND SUBSIDIARY

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Magna-Lab Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively, the “Company”) as of February 28, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended February 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2019, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

June 12, 2019

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,
	2019	2018
CURRENT ASSETS:
Cash	$4,000	$2,000
Prepaid expense	—	3,000
Total current assets	$4,000	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to a stockholder	$1,285,000	$1,151,000
Accounts payable	342,000	332,000
Accrued expenses and other current liabilities	41,000	38,000
Total current liabilities	1,668,000	1,521,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 issued and
outstanding at February 28, 2019 and 2018	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 converted
to Class A and 567 shares outstanding at February 28, 2019 and 2018	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(28,955,000)	(28,807,000)
Total stockholders' deficit	(1,664,000)	(1,516,000)

Total liabilities and stockholders’ deficit	$4,000	$5,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28,
	2019	2018
REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	48,000	58,000

LOSS FROM OPERATIONS	(48,000)	(58,000)

OTHER (EXPENSE):
Interest expense	(100,000)	(86,000)

NET LOSS BEFORE INCOME TAX	(148,000)	(144,000)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(148,000)	$(144,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.13)	$(0.12).

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28,
	2019	2018.
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(148,000)	$(144,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and other liabilities	116,000	89,000

NET CASH USED IN OPERATING ACTIVITIES	(32,000)	(55,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	34,000	56,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,000	56,000

NET CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES:	—	—

NET INCREASE IN CASH	2,000	1,000

CASH:
Beginning of year	2,000	1,000

End of year	$4,000	$2,000

SUPPLEMENTAL SCHEDULE ON NON-CASH ACTIVITIES
Liabilities settled by principal shareholder and added to note payable	$—	$74,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, March 1, 2017	1,178,762	$1,000	567	$—	$27,290,000	$(28,663,000)	$(1,372,000)
NET LOSS	—	—	—	—	—	(144,000)	(144,000)
BALANCE, February 28, 2018	1,178,762	1,000	567	—	27,290,000	(28,807,000)	(1,516,000)
NET LOSS	—	—	—	—	—	(148,000)	(148,000)
BALANCE, February 28, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(28,955,000)	$(1,664,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 28, 2019, the Company had approximately $4,000 in cash and approximately $1,664,000 in negative working capital and stockholders’ deficit. For the year ended February 28, 2019, the Company had a net loss of approximately $148,000 and utilized approximately $32,000 in cash for operations. Further, losses are continuing subsequent to February 28, 2019. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2019. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 28, 2019 and 2018.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 28, 2019 and 2018.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 28, 2019 and 2018.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2015.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended February 28, 2019 and 2018, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 28, 2019 and 2018.

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

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUALS:

During the year ended Fevruary 28, 2018, accrued liabilities and accounts payable to various parties totaling approximately $74,000 were settled by our principal stockholder or its affiliates and such amounts are now payable to that principal stockholder (MALLC, see Note 4).

The Company intends to make a proposal to various of its significant outstanding creditors to convert all amounts outstanding to them into common stock of the Company.

At February 28, 2019 and 2018, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount was repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 28, 2019 and 2018, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

Some of the amounts recorded as accounts payable or accrued liabilities may have passed the statute of limitations for purposes of the counterparty seeking recovery of such monies. The Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off of such payables.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

During the two years ended February 28, 2019, the Company has received an aggregate of approximately $89,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”) and MALLC has paid approximately $74,000 of liabilities of the Company on our behalf, raising the principal amount outstanding under such notes to an aggregate of $687,250 and $653,750, respectively, (plus accrued interest of approximately $598,000 and $497,000, respectively) at February 28, 2019 and 2018. Such notes are unsecured and mature, by their terms, 120 days from issuance. At February 28, 2019 and 2018, approximately $679,650 and $566,000, respectively, face amount of such notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. Interest expense on such notes aggregated approximately $101,000 and $86,000 in the years ended February 28, 2019 and 2018, respectively.

Subsequent to February 28, 2019 on May 20, 2019 a director of the Company who is also the managing member of MALLC loaned an additional approximately $10,000 to the Company on the same terms as above except that the interest rate is 10% initially and increases to 12% upon default.

The Company intends to make a proposal to MALLC and to the director who loaned money to the Company in May 2019 to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock - The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 28, 2019 and 2018, 8,183 class B shares have been converted to Class A shares.

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

Stock Options and Warrants – There were no stock options or warrants issued or outstanding during the fiscal years ended February 28, 2019 and 2018. The Company’s Stock Option Plan has expired.

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

The Company has not recorded any provisional adjustments in the financial statements in accordance with its current understanding of the TCJA and guidance currently available as of this filing.

At February 28, 2019 and February 29, 2018, the Company had net operating loss carryforwards of approximately $14.0 million and $13.9 million, respectively, to offset future income subject to tax. These resulted in an estimated $3.0 million and $2.9 million, respectively, of federal and $0.5 million and $0.5 million, respectively, of state deferred tax assets at February 28, 2019 and February 29, 2018. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

Changes in the ownership of a majority of the fair market value of the Company's common stock would likely limit or eliminate the utilization of existing net operating loss carryforwards and credits. Although a formal Section 382 study to determine whether a change in control has occurred has not been completed, the Company believes, based upon limited analysis, that such changes may have occurred in 1997, 2000 and 2005. Such carryforwards and credits expire between 2019 and 2035. It is likely that any “reverse merger” or settlement of existing liabilities with equity or other strategic transaction is likely to result in a change in control under Section 382.

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 28, 2019 and 2018 was approximately $5,000 and $12,000 under a lease which expired in July 2019.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it.

Discontinued MAGNA-SL Business and Related 1997 Restructuring; Legacy payables – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s Form’s 10-KSB for prior years’. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 28, 2019, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies. Further, as mentioned in Note 1, in January 2018, the Company entered into a Purchase Agreement with its CEO in which the CEO purchased the residual technology and other assets and assumed all liabilities associated with that business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2019.

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

Item 9B. Other Information

Subsequent to February 28, 2019 and through June 7, 2019, the Company borrowed on an unsecured basis an aggregate $10,000 from a director of the Company who is also the managing member of MALLC at an interest rate of 10% per year (12% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	69	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	65	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman	74	Vice President and Director
Joel Kanter (1)(2)	62	Director

__________

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Feldman was initially designated by Noga, pursuant to an agreement we entered into with Noga. Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 28, 2019.

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

Item 11. Executive Compensation.

During the fiscal year ended February 28, 2019, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors. Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 28, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 9,2019. The table includes:

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

(1)	All shares are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)	Class B Common Stock is entitled to five votes per share but is otherwise substantially identical to the Class A Common Stock, which has one vote per share. Each share of Class B Common Stock is convertible into one share of Class A Common Stock.

(3)	Based upon 1,178,762 shares of Class A common stock and 567 shares of Class B common stock outstanding at June 1, 2019.

(4)	The address for Messrs. Minkoff, Riscica, Feldman, and Kanter is c/o Magna-Lab Inc., 1662 Old Country Road, # 355, Plainview, NY 11803.

(5)	Includes the holding of The Kanter Family Foundation to which Mr. Kanter does not have sole voting or investment power.

(6)	The address for Magna Acquisition LLC is 8000 Towers Crescent Drive, Suite 1070, Vienna. VA 22182. Voting and investment decisions regarding the shares of Common Stock held by this entity are made by a majority of three persons, consisting of Messrs. Jerome M. Feldman and Joel S. Kanter, directors of our company, and Kenneth C. Riscica, an executive officer of our company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS -

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	$0.00	-

Equity compensation plans not approved by security holders	-	$0.00	-

Total	-	$0.00	-

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

In January 2017, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Dr Minkoff. Under the Purchase Agreement, Dr. Minkoff purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology. In exchange for purchased assets, Dr. Minkoff (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company (including the $68,000 discussed in the previous paragraph) totaling approximately $110,000.

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $687,250 through June 7, 2019, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15% thereafter as follows:

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

-       June 13, 2017 (6,000)

-       June 29, 2017 (3,000)

-       July 13, 2017 ($3,000)

-       July 31, 2017 ($2,500)

-       September 5, 2017 ($3,000)

-       October 3, 2017 ($2,500)

-       October 16, 2017 ($5,750)

-       November 6, 2017 ($2,500)

-       December 1, 2017 ($64,000)

-       December 5, 2017 ($2,500)

-       January 2, 2018 (2,500)

-       January 29, 2018 ($5,000)

-       March 6, 2018 ($3,500)

-       April 3, 2018 ($1,000)

-       April 30, 2018 ($1,500)

-       May 18, 2018 ($10,000)

-       June 7, 2018 ($3,000)

-       July 3, 2018 ($3,500)

-       October 9, 2018 ($3,400)

-       December 4, 2018 ($7,600)

At June 7, 2019, $679,650 of such notes are overdue and therefore payable on demand.

On May 20, 2019, a director of the Company who is also the manageing member of MALLC loaned the Company on an unsecured basis $10,000 on terms similar to the MALLC notes except that the interest rate is 10% and increases to 12% upon default.

The Company intends to make a proposal to MALLC and to the director who loaned funds in May 2019 to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

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

Item 14. Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, RBSM LLP (“RBSM”) and Citrin Cooperman & Company, LLP (“Citrin Cooperman”) for the audits of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $18,000 and $17,000, in the fiscal years ended February 28, 2019 and 2018, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by RBSM LLP for each of the two fiscal years ended February 28, 2019.

TAX FEES

There were no tax compliance, advice or planning fees billed by RBSM LLP to the Company for each of the two fiscal years ended February 28, 2019.

ALL OTHER FEES

$-0- and $1,500 other fees were billed by RBSM LLP for each of the two fiscal years ended February 28, 2019 and 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (8)

3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (9)

3.2	By-Laws of the Company. (1)

3.2(a)	Amendment to By-Laws of the Company. (2)

4.1	Form of Specimen Class A Common Stock Certificate. (2)

10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)

10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001. (6)
10.48	Asset Purchase Agreement between Lawrence A. Minkoff, Ph.D. and the Company dated as of Decemeber 16, 2016. (7)
10.49	Note Payable to Magna Acquisition LLC dated March 6, 2017.(10)
10.50	Note Payable to Magna Acquisition LLC dated March 7, 2017. (10)
10.51	Note Payable to Magna Acquisition LLC dated April 10, 2017. (10)
10.52	Note Payable to Magna Acquisition LLC dated April 11, 2017. (10)
10.53	Note Payable to Magna Acquisition LLC dated April 28, 2017. (10)
10.54	Note Payable to Magna Acquisition LLC dated May 31, 2017. (10)
10.55	Note Payable to Magna Acquisition LLC dated June 6, 2017. (10)
10.56	Note Payable to Magna Acquisition LLC dated June 13, 2017.(11)
10.57	Note Payable to Magna Acquisition LLC dated June 29, 2017. (11)
10.58	Note Payable to Magna Acquisition LLC dated July 13, 2017. (11)
10.59	Note Payable to Magna Acquisition LLC dated July 31, 2017. (11)
10.60	Note Payable to Magna Acquisition LLC dated September 5, 2017. (11)
10.61	Note Payable to Magna Acquisition LLC dated October 3, 2017. (12)
10.62	Note Payable to Magna Acquisition LLC dated October 16, 2017. (12)
10.63	Note Payable to Magna Acquisition LLC dated November 6, 2017. (12)

10.64	Note Payable to Magna Acquisition LLC dated December 1, 2017. (13)

10.65	Note Payable to Magna Acquisition LLC dated December 5, 2017. (13)

10.66	Note Payable to Magna Acquisition LLC dated January 2, 2018. (13)
10.67	Note Payable to Magna Acquisition LLC dated January 29, 2018. (13)
10.68	Note Payable to Magna Acquisition LLC dated March 6, 2018. (14)
10.69	Note Payable to Magna Acquisition LLC dated April 3, 2018. (14)
10.70	Note Payable to Magna Acquisition LLC dated April 30, 2018. (14)
10.71	Note Payable to Magna Acquisition LLC dated May 18, 2018. (14)

10.72	Note Payable to Magna Acquisition LLC dated June 7, 2018 (15)
10.73	Note Payable to Magna Acquisition LLC dated July 3, 2018 (15)
10.74	Note Payable to Magna Acquisition LLC dated October 9, 2018 (16)
10.75	Note Payable to Magna Acquisition LLC dated December 4, 2018 (17)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).

(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2017

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002.
(9)	Incorporated by reference to Form 8-K filed on March 2, 2007.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 10Q

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 10Q

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 31, 2017 10Q

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2018 10K

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 10Q

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 10Q

(17)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
Dated: June 12, 2019
By: /s/ Lawrence A. Minkoff
Lawrence A. Minkoff
Chairman, President and Chief Scientific Officer
(principal executive officer)

By: /s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff	Chairman, President and Chief Scientific Officer and Director	June 12, 2019
Lawrence A. Minkoff, Ph.D.	(principal executive officer)

/s/ Jerome M. Feldman	Director	June 12, 2019
Jerome M. Feldman

/s/ Joel Kanter	Director	June 12, 2019
Joel Kanter

31