Form 10-Q
period 2019-05-31
MAGNA LAB INC
filed 2019-07-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______

Commission File Number 0-21320

Magna-Lab Inc.

(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1662 Old Country Road, # 355, Plainview, NY 11803
(Address of principal executive offices and Zip code)

C/O (301) 972-5232
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – July 10, 2019

Class A Common Stock, $.001 Par Value	1,178,762
Class B Common Stock, $.001 Par Value	567
Class	Shares

MAGNA-LAB INC. AND SUBSIDIARY

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2019	2019
	(unaudited)
CURRENT ASSETS:
Cash	$6,000	4,000
Total current assets	$6,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$1,321,000	$1,285,000
Accounts payable	347,000	342,000
Accrued expenses and other current liabilities	36,000	41,000
Total current liabilities	1,704,000	1,668,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 shares, issued and outstanding at May 31, 2019
and February 28, 2019	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 shares converted to Class A and 567 shares outstanding at May 31, 2019
and February 28, 2019	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(28,989,000)	(28,955,000)
Total stockholders' deficit	(1,698,000)	(1,664,000)

Total liabilities and stockholders’ deficit	$6,000	$4,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended May 31, 2019 and 2018

(unaudited)

	Three months ended
	May 31,
	2019	2018

REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	8,000	21,000

LOSS FROM OPERATIONS	(8,000)	(21,000)

OTHER EXPENSE – Interest expense	(26,000)	(24,000)

NET LOSS BEFORE INCOME TAX	(34,000)	(45,000)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(34,000)	$(45,000)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000

NET LOSS PER COMMON SHARE,
Basic and diluted	$(0.03)	$(0.04)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended May 31, 2019 and 2018

(unaudited)

	Three months ended
	May 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,000)	$(45,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	—	3,000
Accounts payable, accrued liabilities and all other	26,000	31,000

NET CASH USED IN OPERATING ACTIVITIES	(8,000)	(11,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	10,000	16,000

NET INCREASE IN CASH	2,000	5,000
CASH:
Beginning of period	4,000	2,000
End of period	$6,000	$7,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three months ended May 31, 2018 and May 31, 2019 (unaudited)

For the three months ended May 31, 2018:
	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,807,000)	$(1,516,000)

NET LOSS	—	—	—	—	—	(45,000)	(45,000)

BALANCE, May 31, 2018
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(28,852,000)	$(1,561,000)

For the three months ended May 31, 2019:
	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(28,955,000)	$(1,664,000)

NET LOSS	—	—	—	—	—	(34,000)	(34,000)

BALANCE, May 31, 2019
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(28,989,000)	$(1,698,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2019. The operating results for the three months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending February 29, 2020. All dollar amounts are rounded to the nearest thousand dollars.

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

Going Concern Consideration - As indicated in the accompanying interim unaudited condensed consolidated financial statements, at May 31, 2019, the Company had approximately $6,000 of cash and approximately $1,698,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the three months ended May 31, 2019, the Company had a net loss of approximately $34,000 and utilized approximately $8,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2019. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2019. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. While a shareholder provided the Company with additional loans subsequent to May 31, 2019 (Note 4), such amounts are not sufficient to continue operations for the coming twelve months and the Company has no commitment for further financing. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three month periods ended May 31, 2019 and 2018.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of approximately $687,000, plus approximately $624,000 of interest accrued. In addition, notes payable include 10% unsecured notes payable to a director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $10,000, plus an immaterial amount of interest accrued. All of such notes become due 120 days after issuance and, as such, approximately $687,000 principal amount of the MALLC notes are overdue at May 31, 2019. The notes that are overdue bear interest at 15% and 12%, respectively, per year for the MALLC notes and for the director note subsequent to their maturity date.

The Company intends to make a proposal to this principal stockholder and to this director to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

Subsequent to May 31, 2019 the director loaned an additional approximately $4,000 to the Company on the same terms as above.

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

Some of the amounts recorded as accounts payable may have passed the statute of limitations for purposes of the vendor seeking recovery of such monies. The Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off of such payables. See also Notes 3 and 8 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019 for other information on outstanding liabilities and related matters.

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended May 31, 2019 or 2018. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our Form 10-K for the year ended February 28, 2019 for a discussion of certain known risks; also see Part II, Item 1A.

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

MALLC has been responsible for substantially all of our funding since October 2005 and until December 2018. During the period from October 2005 through and including May 31, 2019, MALLC loaned us an aggregate approximately $687,000 under a series of promissory notes payable that mature 120 days from issuance. At May 31, 2019, approximately $687,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. During May, 2019. A director of the Company loaned the Company $10,000 under unsecured notes payable with substantially the same terms as the MALLC notes payable except that the interest rate decreased from 12% to 10% and the penalty interest rate decreased from 15% to 12%. Subsequent to May 31, 2019, this director loaned the Company an additional approximately $4,000 on the same terms as above. The Company intends to make a proposal to MALLC and to this director to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

Financial Condition, Liquidity and Capital Resources - At May 31, 2019, the Company had approximately $6,000 cash and approximately $1,698,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the three months ended May 31, 2019, the Company had a net loss of approximately $34,000 and utilized approximately $8,000 of cash in operating activities. Further, losses are continuing subsequent to May 31, 2019. Although a director, who is also a manager of our principal shareholder (MALLC), loaned us an additional approximately $4,000 subsequent to May 31, 2019, this is not sufficient for our operations for the next twelve months and we have no commitments for future funding. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three months ended May 31, 2019, our net loss was approximately $34,000 compared to a net loss of approximately $45,000 in the three months ended May 31, 2018. The decrease in the loss is due principally to lower costs of occupancy and insurance as the Company made reductions in these expenses. Such decreases were offset somewhat by the higher debt levels and higher default interest in the three months ended May 31, 2019 that resulted in an increase in interest expense.

Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. There can be no assurance that any of our activities will result in any transaction. Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15% on outstanding debt to MALLC).

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

Our other accounting policies, which we do not consider critical accounting policies, are contained in Note 1 to the Consolidated Financial Statements at February 28, 2019 contained in our Form 10-K.

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

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2019.

Item 3. Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $687,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at May 31, 2019 as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.76	Note Payable to Joel Kanter dated May 20, 2019*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: July 11, 2019	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.76	Note Payable to Joel Kanter dated May 20, 2019*

* Filed herewith.