Form 10-Q
period 2019-11-30
MAGNA LAB INC
filed 2020-01-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2019

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

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30,	February 28,
	2019	2019
	(unaudited)
CURRENT ASSETS:
Cash	$1,000	4,000
Total current assets	$1,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$1,380,000	$1,285,000
Accounts payable	347,000	342,000
Accrued expenses and other current liabilities	41,000	41,000
Total current liabilities	1,768,000	1,668,000

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 shares, issued and outstanding at November 30, 2019
and February 28, 2019	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 shares converted to Class A and 567 shares outstanding at November 30, 2019
and February 28, 2019	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(29,058,000)	(28,955,000)
Total stockholders' deficit	(1,767,000)	(1,664,000)

Total liabilities and stockholders’ deficit	$1,000	$4,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended November 30, 2019 and 2018

(unaudited)

	Three months ended		Nine months ended
	November 30,		November 30,
	2019	2018	2019	2018

REVENUES	$—	$—	$—	$—

OPERATING EXPENSES:
General and administrative	8,000	7,000	25,000	40,000

LOSS FROM OPERATIONS	(8,000)	(7,000)	(25,000)	(40,000)

OTHER EXPENSE – Interest expense	(26,000)	(26,000)	(78,000)	(75,000)

NET LOSS BEFORE INCOME TAX	(34,000)	(33,000)	(103,000)	(115,000)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(34,000)	$(33,000)	$(103,000)	$(115,000)
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	1,179,000	1,179,000	1,179,000	1,179,000
NET LOSS PER COMMON SHARE,
Basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.10)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended November 30, 2019 and 2018

(unaudited)

	Nine months ended
	November 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(103,000)	$(115,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	—	3,000
Accounts payable, accrued liabilities and all other	83,000	88,000

NET CASH USED IN OPERATING ACTIVITIES	(20,000)	(24,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	17,000	26,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,000	26,000

NET (DECREASE) INCREASE IN CASH	(3,000)	2,000
CASH:
Beginning of period	4,000	2,000
End of period	$1,000	$4,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended November 30, 2019 and 2018

(unaudited)

For the three months ended November 30, 2019:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, August 31, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(29,024,000)	$(1,733,000)

NET LOSS, three months ended
November 30, 2019 (unaudited)	—	—	—	—	—	(34,000)	(34,000)

BALANCE, November 30, 2019
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(29,058,000)	$(1,767,000)

For the nine months ended November 30, 2019:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(28,955,000)	$(1,664,000)

NET LOSS, nine months ended
November 30, 2019 (unaudited)	—	—	—	—	—	(103,000)	(103,000)

BALANCE, November 30, 2019
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(29,058,000)	$(1,767,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and nine months ended November 30, 2018 and 2019

(unaudited)

For the three months ended November 30, 2018:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, August 31, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,889,000)	$(1,598,000)

NET LOSS, three months ended
May 31, 2019 (unaudited)	—	—	—	—	—	(33,000)	(33,000)

BALANCE, November 30, 2018
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(28,922,000)	$(1,631,000)

For the nine months ended November 30, 2018:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,807,000)	$(1,516,000)

NET LOSS, three months ended
November 30, 2019 (unaudited)	—	—	—	—	—	(115,000)	(115,000)

BALANCE, November 30, 2019
(unaudited)	1,178,762	$1,000	567	$—	$27,290,000	$(28,922,000)	$(1,631,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION:

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 28, 2019. The operating results for the three and nine months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending February 29, 2020. All dollar amounts are rounded to the nearest thousand dollars.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES, GOING CONCERN CONSIDERATION AND SUBSEQUENT EVENTS:

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

Going Concern Consideration - As indicated in the accompanying interim unaudited condensed consolidated financial statements, at November 30, 2019, the Company had approximately $1,000 of cash and approximately $1,768,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the nine months ended November 30, 2019, the Company had a net loss of approximately $103,000 and utilized approximately $20,000 of cash in operating activities. Further, losses are continuing subsequent to November 30, 2019. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2019. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. While a shareholder provided the Company with additional loans subsequent to November 30, 2019 (Note 4), such amounts are not sufficient to continue operations for the coming twelve months and the Company has no commitment for further financing. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Subsequent Events - Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements but before the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 3 – NET LOSS PER COMMON SHARE:

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted loss per share were the same for the three and nine month periods ended November 30, 2019 and 2018.

NOTE 4 – NOTES PAYABLE – RELATED PARTY:

Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”) in the aggregate principal amount of approximately $687,000, plus approximately $675,000 of interest accrued. In addition, notes payable include 10% unsecured notes payable to a director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $17,000, plus approximately $1,000 of interest accrued. All of such notes become due 120 days after issuance and, as such, approximately $687,000 principal amount of the MALLC notes, and approximately $14,000 of the director notes, are overdue at November 30, 2019. The notes that are overdue bear interest at 15% per year for the MALLC notes, and at 12% per year for the director notes, subsequent to their maturity date.

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

There was no activity in the restructuring accrual for the pre-1997 activities during the three months ended November 30, 2019 or 2018. The Company periodically adjusts the remaining accrual based on the status of the matters and activity given the passage of time.

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

MALLC has been responsible for substantially all of our funding since October 2005 and until December 2018. During the period from October 2005 through and including December 31, 2018, MALLC loaned us an aggregate approximately $687,000 under a series of promissory notes payable that mature 120 days from issuance. At November 30, 2019, approximately $687,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bore interest at 12% per year which increased to 15% per year for periods beyond maturity. During 2019, a director of the Company loaned the Company an aggregate of approximately $17,000 under unsecured notes payable with substantially the same terms as the MALLC notes payable except that the interest rate decreased from 12% to 10% and the penalty interest rate decreased from 15% to 12%. The Company intends to make a proposal to MALLC and to this director to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

Financial Condition, Liquidity and Capital Resources - At November 30, 2019, the Company had approximately $1,000 cash and approximately $1,768,000 in negative working capital and stockholders’ deficit and negative cash flows from operations. For the nine months ended November 30, 2019, the Company had a net loss of approximately $103,000 and utilized approximately $20,000 of cash in operating activities. Further, losses are continuing subsequent to November 30, 2019. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.

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

Results of Operations – During the three and nine months ended November 30, 2019, our net loss was approximately $34,000 and $103,000, respectively, compared to a net loss of approximately $33,000 and $115,000, respectively, in the three and nine months ended November 30, 2018. The decrease in the loss is due principally to lower costs of occupancy and insurance as the Company made reductions in these expenses. Such decreases were offset somewhat by the higher debt levels and higher default interest in the three and nine months ended November 30, 2019 that resulted in an increase in interest expense.

Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. There can be no assurance that any of our activities will result in any transaction. Our interest expenses are increasing with additional outstanding borrowings which are increasingly at default interest rates (15% on outstanding debt to MALLC and 12% on outstanding director notes).

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

_____________________________________

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. Some of these many known risks that affect an investment in our Company (there can be others) include:

•	we have incurred significant net losses in the past and unless we receive additional financing, we may be forced to cease all operations and liquidate our Company,

•	we may issue shares of our capital stock or debt securities to raise capital and to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership,

•	in order to simplify our operations to make a merger transaction potentially more attractive to an unrelated business, we have divested ourselves of any of our remaining cardiac MRI technology, or other technology,

•	if we merge with an unrelated business, it is likely that our current officers and directors may resign upon consummation of a business combination,

•	because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with suitable growth potential,

•	we may be unable to obtain additional financing that may be needed to fund the operations and/or growth of the target business,

•	we have no full-time employees and are substantially dependent on the efforts of part-time management and members of the Board of Directors, working for no compensation or per-diem compensation which is not being paid currently, none of whom are bound by term employment agreements and

•	our significant stockholders and executive officers and directors currently are able, by virtue of their position as managers of Magna Acquisition LLC, a 56% stockholder of the Company, to influence matters requiring stockholder approval and their interests may conflict with those of other stockholders.

For a more complete listing and description of these and other risks that the Company faces please see our Annual Report on Form 10-K for the year ended February 28, 2019.

Item 3. Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, approximately $687,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC), and approximately $14,000 of director notes, are in default at November 30, 2019 as a result of their non-payment when due. Such notes now carry a default rate of interest of 15% for the MALLC notes and 12% for the director notes.

Item 6. - Exhibits

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.76	Note Payable to Joel Kanter dated May 20, 2019*

10.77	Note Payable to Joel Kanter dated July 8, 2019**

10.78	Note Payable to Joel Kanter dated November 4, 2019***

* Filed with the Form 10Q for the period ended May 31, 2019

** Filed with the Form 10Q for the period ended August 31, 2019

*** Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
(Registrant)

Date: January 13, 2019	By:	/s/ Lawrence A. Minkoff
Lawrence A. Minkoff, Chairman, President and Chief Scientific Officer (Principal Executive Officer)

	By:	/s/ Kenneth C. Riscica
Kenneth C. Riscica, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.76	Note Payable to Joel Kanter dated May 20, 2019*

10.77	Note Payable to Joel Kanter dated July 8, 2019**

10.78	Note Payable to Joel Kanter dated November 4, 2019***

* Filed with the Form 10Q for the period ended May 31, 2019

** Filed with the Form 10Q for the period ended August 31, 2019

*** Filed herewith.