Form 10-K
period 2020-02-29
MAGNA LAB INC
filed 2020-06-25
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-21320

Magna-Lab Inc.

(Exact Name of Registrant as Specified in its Charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

1662 Old Country Road, # 355, Plainview, NY	11803
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number - C/O (301) 972-5232

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer's revenues for its most recent fiscal year ended February 29, 2020:              $ 0.

As of August 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on August 30, 2019, as reported on the OTC Markets, was approximately $10,000.

As of June 15, 2020, 1,178,762 shares of Class A Common Stock, $.001 par value, and 567 shares of Class B Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

On May 29, 2020 (the “Original Due Date”), Magna-Lab Inc. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K (the “Annual Report”), in reliance on the Order of the Securities and Exchange Commission (the “SEC”), dated March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934 modifying exemptions from the reporting and proxy delivery requirements for public companies (Release No. 34-88465).

Mandatory closures of businesses imposed by the federal, state and local governments to control the spread of the COVID-19 pandemic has disrupted the operations of the Company’s management, business and financial reporting.  This has, in turn, impacted the Company’s ability to complete its audit and file this Annual Report by the Original Due Date.

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

Our principal shareholder, MALLC has been responsible for substantially all of our funding since October 31, 2005 and through the fiscal year ended February 28, 2019. Through the fiscal year ended February 28, 2019, MALLC loaned us an aggregate $687,250 under a series of promissory notes. Such notes are unsecured and mature by their terms 120 days from issuance. At February 28, 2019, all $687,250 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity.

Subsequent to February 28, 2019 beginning on May 20,, 2019 and through February 29, 2020, a director of the Company who is also the managing member of MALLC loaned us approximately $16,500 on the same terms as the notes payable to MALLC except that the interest rate was reduced to 10% initially and increases to 12% upon default. Subsequent to February 29, 2020 and through June 24, 2020, this director loaned us an addional $12,500 on the same terms as above raising the total debt to that director to $29,250. Approximately $13,500 of such debt is overdue at February 29, 2020.

The Company intends to make a proposal to MALLC and to the director who loaned money to the Company during the fiscal year ended February 29, 2020 and beyon to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. The settlement of debt with common stock of the Company is likely to result in very substantial dilution to the existing shareholders. See Item 12. Certain Relationships and Related Transactions.

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

In October 2005 a change in control of the Company resulted from the purchase by a related party, MALLC of an aggregate of 607,727 shares Class A common stock of the Company from a shareholder (307,727) and from the Company (300,000) as described above.

On March 1, 2007, we effected a 1 for 100 reverse stock split of our common stock. All share references herein give retroactive effect to the reverse split.

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. We completed our initial public offering in a firm commitment underwriting in 1993, at which time our class A common stock commenced trading on the Nasdaq SmallCap Market. We were delisted from the Nasdaq SmallCap Market in 1997 for failure to meet the quantitative continued listing criteria. In 1998 we were relisted on the Nasdaq SmallCap until 1999 when we were again delisted for failure to meet the quantitative continued listing criteria, and trading commenced on the NASD Over-The-Counter Bulletin Board and subsequently on the OTCQB. We have one subsidiary, Cardiac MRI, Inc., a wholly owned New York corporation formed by us in December 1997. We no longer have a principal executive office however we receive mail at 1662 Old Country Road, # 355, Plainview, NY 11803 and our telephone number is in care of (301) 972 5232.

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

We have incurred significant net losses since our inception. Our net loss was approximately $134,000 and $148,000 for the fiscal years ended February 29, 2020 and February 28, 2019, respectively. Our accumulated deficit since our inception in 1992 was approximately $29,089,000 at February 29, 2020. At February 29, 2020 we had approximately $1,000 of cash and a working capital deficit and shareholders’ deficit of approximately $1,798,000. Our available cash and working capital at February 29, 2020 is clearly insufficient to fund our planned operations for the coming twelve months, even with our reduced use of cash. As a result of our limited cash resources, our auditors have indicated in their report on our financial statements included herein that there is substantial doubt about our ability to continue as a going concern. Although a director has provided us approximately $12,500 in loans subsequent to February 29, 2020, we presently have no commitments for financing and cannot assure investors that we will be successful in obtaining financing. Any equity financing would be dilutive to our existing stockholders. If we are unsuccessful in obtaining sufficient financing, we may be forced to cease all activities and liquidate.

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

Our ability to successfully effect a business combination will be dependent upon the efforts of our management and Board members. Each of these individuals is involved in other business activities, has no employment agreement with our company and intends to devote only a limited amount of time to the business of our company. Other than our Chief Financial Officer, who bills us on a part-time consulting basis (but is not being paid currently), none of our board or management members receives cash compensation for their services. Due to the lack of cash, the Company has been unable to pay the cash compensation accruing to our Chief Financial Officer during the thirteen fiscal years ended February 29, 2020. Accordingly, our ability to identify and consummate a successful business combination may be adversely affected by a lack of time commitment by management.

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

Our continued operations and our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we might consummate a reverse merger or other transaction could be materially and adversely affected. Furthermore, we may be unable to complete a reverse merger or other transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to locate a reverse merger or other transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a reverse merger or other transaction, or the operations of a target business with which we ultimately consummate a reverse merger, may be materially adversely affected.

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

	Fiscal Year Ended February 28,
	2020		2019
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.80	$0.03	$0.02	$0.02
Second Quarter ended August 31,	$0.30	$0.15	$0.08	$0.02
Third Quarter ended November 30,	$0.25	$0.15	$0.80	$0.02
Fourth Quarter ended February 28,	$0.27	$0.10	$0.02	$0.02

There is no established public trading market for the Company's Class B Common Stock.

On June 15, 2020 the closing bid price for the Class A Common Stock was approximately $0.10.

The number of record holders of the Company’s securities as of June 15, 2020 is as follows:

Title of Class	Number of Record Holders
Class A Common Stock*	443
Class B Common Stock	23

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

Our efforts to fund or engage in a strategic transaction involving our prior business activity and to realize value for our technology have been unsuccessful. As a result, we are no longer actively pursuing that activity, sold the technology and other assets as described in the following paragraph and we view our most viable option to be merging with an unrelated operating company that would benefit from our status as a reporting company in a so-called “reverse merger” transaction. Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders. It would, however, provide the opportunity to return some value to shareholders.

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

MALLC has been responsible for substantially all of our funding during the period from October 2005 through the fiscal year ended February 28, 2019 loaning us an aggregate $687,250 under a series of promissory notes payable that mature 120 days from issuance. At February 29, 2020, all of the $687,250 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Subsequent to February 28, 2019, and beginning in May 2019, a director of the Company loaned us an additional $29,250 through June 24,2020 (including approximately $16,500 during the fiscal year ended February 29, 2020 and approximately $12,500 subsequent thereto) on the same terms as the prior MALLC notes except that the interest rate was reduced to 10% initially and 12% upon default. The Company intends to make a proposal to MALLC, and to this director, to convert of all amounts outstanding to them (including overdue amounts) into common stock of the Company. The conversion of the debt to MALLC (including interest accrued) and to the director, would likely involve very substantial dilution to the existing shareholders. See Item 11. Certain Relationships and Related Transactions.

While we have reduced our expenditures, we do not have the cash resources to continue our activities for the next 12 months and we need additional capital. If we are unable to obtain additional capital, we will be unable to continue our efforts and would likely cease all activities including our public reporting. While we received loans of approximately $12,500 subsequent to February 29, 202 as discussed above, we currently do not have any commitments for new funding or agreements to merge with any company.

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

Recent Developments – COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we might consummate a reverse merger or other transaction could be materially and adversely affected. Furthermore, we may be unable to complete a reverse merger or other transaction if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our ability to locate a reverse merger or other transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a reverse merger or other transaction, or the operations of a target business with which we ultimately consummate a reverse merger, may be materially adversely affected.

Financial Condition and Results of Operations -

Liquidity and Capital Resources - At February 29, 2020, we had approximately $1,000 in cash and our working capital deficit and stockholders’ deficit were both approximately $1,798,000. We continue to lose money. Cash used by operations during the twelve months ended February 29, 2020 totaled approximately $22,000 and we are delinquent on various debts and accounts payable.

Our plan of operations for the coming twelve months is to pursue our “reverse merger” strategy by seeking, evaluating and negotiating with merger candidates and to continue to take actions to preserve our cash and continue our public reporting. Although we received periodic loans from our principal shareholder and a director, we have no commitments for additional funding. As such, we do not have the cash resources to continue our plan for the coming twelve months, even at our reduced expenditure levels. Therefore, we may have to take further measures or cease activities altogether, including terminating our public reporting status.

Should we enter into a “reverse-merger” transaction, no funds would be allocated to our prior cardiac diagnostic or other magnetic resonance imaging businesses since we have not had the cash to continue to preserve the intellectual property of those businesses for several years and, in January 2017, transferred all such assets under the Purchase Agreement described above in Overview.

Results of Operations – Operating expenses of $29,000 and $48,000 during the years ended February 29, 2020 and February 28, 2019, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations. Expenses in the year ended February 29, 2020 and February 28, 2019 were reduced by the elimination (for the full year ended February 29, 2020 and for part of the year ended February 28, 2020) of certain costs in June and July 2018 including vacating the company’s office space.

Interest expense was approximately $105,000 and $100,000 in the years ended February 29, 202 and February 28, 2019, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in principal amount of such loans outstanding from $687,250 at February 28, 2019 to $703,750 at February 29, 2020. Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

Item 8.	Financial Statements and Supplementary Data.

MAGNA-LAB INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	12

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS AS OF FEBRUARY 29, 2020
AND FEBRUARY 28, 2019	13

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
YEARS ENDED FEBRUARY 29, 2020 AND
FEBRUARY 28, 2019	14

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED FEBRUARY 29, 2020 AND
FEBRUARY 28, 2019	15

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT FOR THE YEARS ENDED FEBRUARY 29, 2020
AND FEBRUARY 28, 2019	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17 -21

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Magna-Lab Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Magna-Lab Inc. and Subsidiary (collectively, the “Company”) as of February 29, 2020 and February 28, 2019, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended February 29, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2020, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

June 24, 2020

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28 or 29,
	2020	2019
CURRENT ASSETS:

Cash, total current and total assets	$1,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$1,406,000	$1,285,000
Accounts payable	353,000	342,000
Accrued expenses and other current liabilities	40,000	41,000
Total current liabilities	1,799,000	1,668,000

COMMITMENTS AND CONTINGENCIES (Notes 4, 7 and 8)

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	—	—
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 issued and
outstanding at February 29, 2020 and February 28, 2019	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 converted to Class A and 567 shares outstanding at February 29, 2020 and
February 28, 2019	—	—
Additional paid in capital	27,290,000	27,290,000
Accumulated deficit	(29,089,000)	(28,955,000)
Total stockholders' deficit	(1,798,000)	(1,664,000)

Total liabilities and stockholders’ deficit	$1,000	$4,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28 or 29,
	2020	2019
REVENUES	$—	$—
OPERATING EXPENSES:
General and administrative	29,000	48,000
LOSS FROM OPERATIONS	(29,000)	(48,000)
OTHER (EXPENSE):
Interest expense	(105,000)	(100,000)
NET LOSS BEFORE INCOME TAX	(134,000)	(148,000)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(134,000)	$(148,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.11)	$(0.13).

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended February 28 or 29,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,000)	$(148,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Accounts payable, accrued expenses and other liabilities	112,000	116,000

NET CASH USED IN OPERATING ACTIVITIES	(22,000)	(32,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds received from notes payable to stockholder	19,000	34,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,000	34,000

NET CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES:	—	—

NET (DECREASE) INCREASE IN CASH	(3,000)	2,000

CASH:
Beginning of year	4,000	2,000

End of year	$1,000	$4,000

See accompanying notes to the consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, March 1, 2018	1,178,762	$1,000	567	$—	$27,290,000	$(28,807,000)	$(1,516,000)
NET LOSS	—	—	—	—	—	(148,000)	(148,000)
BALANCE, February 28, 2019	1,178,762	1,000	567	—	27,290,000	(28,955,000)	(1,664,000)
NET LOSS	—	—	—	—	—	(134,000)	(134,000)
BALANCE, February 29, 2020	1,178,762	$1,000	567	$—	$27,290,000	$(29,089,000)	$(1,798,000)

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

Going Concern Consideration - As indicated in the accompanying consolidated financial statements, at February 29, 2020, the Company had approximately $1,000 in cash and approximately $1,798,000 in negative working capital and stockholders’ deficit. For the year ended February 29, 2020, the Company had a net loss of approximately $134,000 and utilized approximately $22,000 in cash for operations. Further, losses are continuing subsequent to February 29, 2020. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on March 1, 2019. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. These factors, among others, indicate that the Company may be unable to continue operations as a going concern. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  The Company had no cash equivalents at February 29, 2020 and February 28, 2019.

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

The Company also complies with US GAAP in accounting for uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of February 29, 2020 and February 28, 2019.  However, the Company's conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively.  No interest expense or penalties have been recognized as of and for the years ended February 29, 2020 and February 28, 2019.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before 2016.

Net Loss Per Share – The Company complies with the accounting and reporting requirements of US GAAP in reporting its earnings per share. Net loss per share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In the fiscal years ended February 29, 2020 and February 28, 2019, there were no options, warrants or derivative securities outstanding. Therefore, basic and diluted loss per share were the same for the fiscal years ended February 29, 2020 and February 28, 2019.

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

At February 29, 2020 and February 28, 2019, accrued expenses includes approximately $18,000 payable to a third party, guaranteed by our principal shareholder, for amounts paid to an account payable in October 2007 on our behalf. This amount was repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with another entity and abandoned its possible transaction with the Company, however there has not been a demand for repayment of this amount.

At February 29, 2020 and February 28, 2019, accounts payable also includes approximately $14,000 related to certain pre-1997 accounts payable (Note 8).

Some of the amounts recorded as accounts payable or accrued liabilities may have passed the statute of limitations for purposes of the counterparty seeking recovery of such monies. The Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off of such payables.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES:

During the two years ended February 29, 2020, the Company has received an aggregate of approximately $50,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”) 9approximately $33,500 in the fiscal year ended Feruary 28, 20190 and to a director of the Company (“Director”) 9approximately $16,500 in the year ended February 29, 2020). The principal amount outstanding under such MALLC notes are an aggregate of $687,250 and $687,750, respectively, (plus accrued interest of approximately $701,000 and $598,000, respectively) at February 29, 2020 and February 28, 2019. The principal amount outstanding under such Director notes are an aggregate of $16,500 and $-0-, respectively, (plus accrued interest of approximately $1,000 and $-0-, respectively) at February 29, 2020 and February 28, 2019. All such notes are unsecured and mature, by their terms, 120 days from issuance. At February 29, 2020 and February 28, 2019, approximately $687,250 and $679,650, respectively, face amount of the MALLC notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. At February 29, 2020 and February 28, 2019, approximately $13,500 and $-0-, respectively, face amount of the Director notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 10% per year and such interest increases to 12% per year once the note is past its due date. Interest expense on such notes aggregated approximately $105,000 and $101,000 in the years ended Feruary 29, 2020 and February 28, 2019, respectively.

Subsequent to February 29, 2020 through June 24, 2020 a director of the Company who is also the managing member of MALLC loaned an additional aggregated of approximately $12,500 to the Company on the same terms as above (interest rate is 10% initially and increases to 12% upon default).

The Company intends to make a proposal to MALLC and to the Director to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

NOTE 5 - STOCKHOLDERS' DEFICIT:

Description of Class A and Class B Common Stock - The Class A and Class B common stock are identical in most respects except that: (i) the Class B common stock has five votes per share and the Class A common stock has one vote per share and, (ii) each share of Class B common stock is convertible into one share of Class A common stock and requires conversion to Class A for sale or transfer to a non-Class B stockholder and (iii) by understanding with an underwriter, no more Class B common stock can be issued. Holders of Class A and Class B common stock have equal ratable rights to dividends and, upon liquidation, are entitled to share ratably, as a single class, in the net assets available for distribution. Shares of Class A and Class B common stock are not redeemable, have no preemptive rights or cumulative voting power, and vote as one class, except in certain circumstances, in matters before the shareholders. At February 29, 2020 and February 28, 2019, 8,183 class B shares have been converted to Class A shares.

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

Stock Grant - In July 2008 the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of 90,000 Class A common shares that were issuable to management at that time at the closing bid price of the Company’s stock. Because of cash constraints, the Company has not been able to issue share certificates. However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Stock Options and Warrants – There were no stock options or warrants issued or outstanding during the fiscal years ended February 29, 2020 and February 28, 2019. The Company’s Stock Option Plan has expired.

NOTE 6 - INCOME TAXES:

At February 29, 2020 and February 29, 2018, the Company had net operating loss carryforwards of approximately $14.0 million and $13.9 million, respectively, to offset future income subject to tax. These resulted in an estimated $3.0 million and $2.9 million, respectively, of federal and $0.5 million and $0.5 million, respectively, of state deferred tax assets at February 29, 2020 and February 28, 2019. A full valuation allowance has been established for these deferred tax assets since their realization is considered unlikely. The difference between the tax provision at the federal corporation tax statuary rate and the rate (zero) included in the Company’s consolidated financial statements occurs because the Company has never had any taxable income nor the ability to utilize loss carryforwards.

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

NOTE 7 - OTHER MATTERS:

Rent expense - Rent expense for each of the fiscal years ended February 29, 2020 and February 28, 2019 was approximately $-0- and $5,000 under a lease which expired in July 2019.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Litigation – The Company knows of no pending litigation against it.

Discontinued MAGNA-SL Business and Related 1997 Restructuring; Legacy payables – Commencing in February 1997, the Company executed a plan of restructuring to reposition itself out of its prior activity and into the cardiac activities conducted until 2003. Beginning in October 1997, reorganization counsel offered the Company’s creditors the opportunity to settle liabilities due them at substantially reduced amounts. Most of the Company’s liabilities from that time were settled in this manner as described more fully in the Company’s Form’s 10-KSB for prior years’. Through the passage of time, few of the remaining balances have been settled and others have been written-off. Residual amounts at February 29, 2020, are discussed in Note 3. The Company was also exposed to potential litigation from agreements entered into in connection with such pre-1997 business activities. However, the Company believes that the passage of time and statutes of limitation have mitigated such exposures and as such the Company has not recorded liabilities for such contingencies. Further, as mentioned in Note 1, in January 2018, the Company entered into a Purchase Agreement with its CEO in which the CEO purchased the residual technology and other assets and assumed all liabilities associated with that business.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 29, 2020.

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

Item 9B. Other Information

Subsequent to February 29, 2020 and through June 15, 2020, the Company borrowed on an unsecured basis an aggregate $12,500 from a director of the Company who is also the managing member of MALLC at an interest rate of 10% per year (12% after maturity), principal and interest due and payable 120 days thereafter.  For a description of other borrowings from and transactions with MALLC, see Item 12. Certain Relationships and Related Transactions.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers (we have no employees), and their positions with us, are as follows:

Name	Age	Positions with the Company

Lawrence A. Minkoff, Ph.D.	70	Chairman of the Board, President, Chief Scientific Officer and Director
Kenneth C. Riscica	66	Treasurer and Secretary (Chief Financial Officer)
J. M. Feldman(2)	75	Vice President and Director
Joel Kanter (1)(2)	63	Director

__________

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

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

Joel S. Kanter has served as a Director of our company since March 1998. Since July 1986, he has served as president of Windy City Inc., a privately held investment firm. He serves on the board of directors of several public companies as well as a number of private concerns. Within the past five years Mr. Kanter has served on the board of directors of Dr. Tattoff Inc., WaferGen Biosystems, Inc. and Medgenics, Inc. (now Cerecore).

All of our Directors are elected by the shareholders, or in the case of a vacancy, are elected by the Directors then in office, to hold office until the next general meeting of shareholders of the Company and until their successors are elected and qualify or until their earlier resignation or removal. Mr. Feldman was initially designated by Noga, pursuant to an agreement we entered into with Noga. Due to cash constraints, there has not been a meeting of the shareholders during the two years ended February 29, 2020.

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

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at February 29, 2020.

In July 2008 the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of 90,000 shares that were issuable to management at that time at the closing bid price of the Company’s stock. Because of cash constraints, the Company has not been able to issue such share certificates. However, for accounting purposes, the Company has accounted for such shares as though they have been issued.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 15, 2020. The table includes:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Up until February 28, 2009, Lawrence A. Minkoff, Ph.D. had made payments totaling approximately $68,000 to the Company’s intellectual property counsel on behalf of the Company in an attempt to preserve intellectual property rights of the Company. The Company recorded this as an amount payable to Dr. Minkoff.

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

At June 15, 2020, $687,250 of such notes are overdue and therefore payable on demand.

During the fiscal year ended February 29, 2020, a director of the Company who is also the manageing member of MALLC loaned the Company on an unsecured basis $16,500 on terms similar to the MALLC notes except that the interest rate is 10% and increases to 12% upon default. Subsequent to February 29, 2020, this director loaned the Company an additional $12,500 under the same terms as above.

The Company intends to make a proposal to MALLC and to the director who loaned funds in May 2019 to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

In October 2007, MALLC guaranteed our payment of approximately $18,000 to a third party that paid certain of the Compamy’s expenses in connection with discussions of a proposed merger.

In April 2004, the Board of Directors agreed to reserve 90,000 shares of class A common stock for issuance to directors and management in the event that their efforts result in Board approval of a merger or financing transaction. Such award, if granted, was intended to recognize the efforts of the Board and the Merger Committee working over an extended period of time with no or minimal compensation for their efforts in (a) administering the wrap up of the Company’s affairs and (b) originating, negotiating, executing and administrating a merger and related transactions to provide the Company shareholders with an opportunity to realize value for their shares. On July 24, 2008, pursuant to such Board approval, the Company entered into a definitive agreement for the merger of the Company with Belle Haven Partners, LLC under which a company, newly formed by Belle Haven for the purpose of acquiring all of the outstanding stock of Worldwide Equities, Inc., a Florida corporation, would be merged into a newly formed wholly-owned subsidiary of our company. Worldwide Equities, Inc., through its wholly-owned subsidiary, International Global Metals, Inc., was focused on scrap metal recycling, with an emphasis on reselling and processing ferrous and non-ferrous scrap metal. As such, the criteria for recognition of this share compensation was met on July 24, 2008 and the Company recorded stock-based compensation expense of approximately $10,000 reflecting the fair value of the 90,000 shares at the date of entry into the agreement at the closing bid price of the Company’s stock. Because of cash constraints, the Company has not been able to issue such share certificates. However, for accounting purposes, the Company has accounted for such shares as though they have been issued. The estimated fair value of the shares on the date of the award is approximately $9,000 or less based on the quoted bid price on July 24, 2008 and the fact that the shares are restricted.

We believe that all of our directors except Lawrence A. Minkoff, Ph. D. our Chief Executive Officer, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant fees and services

AUDIT FEES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the Company’s principal accountant, RBSM LLP (“RBSM”) for the audits of our annual consolidated financial statement and review of the interim condensed consolidated financial statements included in our Quarterly Forms 10-Q were approximately $18,000 in each of the fiscal years ended February 29, 2020 and February 28, 2019.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by RBSM LLP for each of the two fiscal years ended February 29, 2020.

TAX FEES

There were no tax compliance, advice or planning fees billed by RBSM LLP to the Company for each of the two fiscal years ended February 29, 2020.

ALL OTHER FEES

No fees were billed by RBSM LLP for other services for each of the two fiscal years ended February 29, 2020 and February 28, 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company. (1)

3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)

3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)

3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (8)

3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (9)

3.2	By-Laws of the Company. (1)

3.2(a)	Amendment to By-Laws of the Company. (2)

4.1	Form of Specimen Class A Common Stock Certificate. (2)

10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)

10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)

10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)

10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)

10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)

10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001. (6)
10.48	Asset Purchase Agreement between Lawrence A. Minkoff, Ph.D. and the Company dated as of December 16, 2016. (7)
10.49	Note Payable to Magna Acquisition LLC dated March 6, 2017.(10)
10.50	Note Payable to Magna Acquisition LLC dated March 7, 2017. (10)
10.51	Note Payable to Magna Acquisition LLC dated April 10, 2017. (10)
10.52	Note Payable to Magna Acquisition LLC dated April 11, 2017. (10)
10.53	Note Payable to Magna Acquisition LLC dated April 28, 2017. (10)
10.54	Note Payable to Magna Acquisition LLC dated May 31, 2017. (10)
10.55	Note Payable to Magna Acquisition LLC dated June 6, 2017. (10)
10.56	Note Payable to Magna Acquisition LLC dated June 13, 2017.(11)
10.57	Note Payable to Magna Acquisition LLC dated June 29, 2017. (11)
10.58	Note Payable to Magna Acquisition LLC dated July 13, 2017. (11)
10.59	Note Payable to Magna Acquisition LLC dated July 31, 2017. (11)
10.60	Note Payable to Magna Acquisition LLC dated September 5, 2017. (11)
10.61	Note Payable to Magna Acquisition LLC dated October 3, 2017. (12)
10.62	Note Payable to Magna Acquisition LLC dated October 16, 2017. (12)
10.63	Note Payable to Magna Acquisition LLC dated November 6, 2017. (12)

10.64	Note Payable to Magna Acquisition LLC dated December 1, 2017. (13)

10.65	Note Payable to Magna Acquisition LLC dated December 5, 2017. (13)

10.66	Note Payable to Magna Acquisition LLC dated January 2, 2018. (13)
10.67	Note Payable to Magna Acquisition LLC dated January 29, 2018. (13)
10.68	Note Payable to Magna Acquisition LLC dated March 6, 2018. (14)
10.69	Note Payable to Magna Acquisition LLC dated April 3, 2018. (14)
10.70	Note Payable to Magna Acquisition LLC dated April 30, 2018. (14)
10.71	Note Payable to Magna Acquisition LLC dated May 18, 2018. (14)

10.72	Note Payable to Magna Acquisition LLC dated June 7, 2018 (15)
10.73	Note Payable to Magna Acquisition LLC dated July 3, 2018 (15)

10.74	Note Payable to Magna Acquisition LLC dated October 9, 2018 (16)
10.75	Note Payable to Magna Acquisition LLC dated December 4, 2018 (17)

10.76	Note Payable to Joel Kanter dated May 20, 2019 (18)
10.77	Note Payable to Joel Kanter dated July 8, 2019 (19)
10.78	Note Payable to Joel Kanter dated November 4, 2019 (20)
10.79	Note Payable to Joel Kanter dated April 17, 2020 (21)
10.80	Note Payable to Joel Kanter dated June 4, 2020 (21)
10.81	Note Payable to Joel Kanter dated June 23, 2020 (21)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

__________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).

(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2017

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002.
(9)	Incorporated by reference to Form 8-K filed on March 2, 2007.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 10Q

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 10Q

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 31, 2017 10Q

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2018 10K

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 10Q

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 10Q

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2019

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019

(21)	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC.
Dated: June 24, 2020
By: /s/ Lawrence A. Minkoff
Lawrence A. Minkoff
Chairman, President and Chief Scientific Officer
(principal executive officer)

By: /s/ Kenneth C. Riscica
Treasurer and Secretary (principal financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Minkoff	Chairman, President and Chief Scientific Officer and Director	June 24, 2020
Lawrence A. Minkoff, Ph.D.	(principal executive officer)

/s/ Jerome M. Feldman	Director	June 24, 2020
Jerome M. Feldman

/s/ Joel Kanter	Director	June 24, 2020
Joel Kanter

31