Form 10-Q
period 2020-05-31
MAGNA LAB INC
filed 2020-07-20
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ______

Commission File Number 0-21320

Magna-Lab Inc.

(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1185 Avenue of the Americas, 3rd Fl. New York NY 10036
(Address of principal executive offices and Zip code)

(646) 768-8417
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – July 14, 2020

Class A Common Stock, $.001 Par Value	1,178,762
Class B Common Stock, $.001 Par Value	567
Class	Shares

MAGNA-LAB INC. AND SUBSIDIARY

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

MAGNA-LAB, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2020	February 29,
	2020	2020
	(unaudited)
ASSETS

Current assets
Cash	$—	$1,000
Total current assets	—	1,000
Total Assets	$—	$1,000

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable and accrued interest to related parties	$1,435,000	$1,406,000
Accounts payable	352,000	353,000
Accrued expenses and other current liabilities	45,000	40,000
Total current liabilities	1,832,000	1,799,000
Total Liabilities	1,832,000	1,799,000

Commitments and contingencies	—	—

Stockholders' Equity
Preferred stock, par value $0.01 5,000,000 shares authorized
none issued and outstanding	—	—
Common stock, Class A, par value $0.001; 120,000,000 shares authorized,
1,178,762 shares issued and outstanding at May 31, 2020 and February 29, 2020	1,000	1,000
Common stock, Class B, par value $0.001; 3,750,000 shares authorized,
567 shares issued and outstanding at May 31, 2020 and February 29, 2020	—	—
Additional paid-in capital	27,290,000	27,290,000
Retained earnings (deficit)	(29,123,000)	(29,089,000)
Total Stockholders' Equity (Deficit)	(1,832,000)	(1,798,000)
Total Liabilities and Stockholders' (Equity)	$—	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	May 31,	May 31,
	2020	2019

Revenue	$—	$—

Operating Expenses:
General & administrative	7,000	8,000
Total operating expenses	7,000	8,000
Loss from operations	(7,000)	(8,000)

Other income (expense)
Interest (expense)	(27,000)	(26,000)
Other income (expense) net	(27,000)	(26,000)
Income (loss) before provision for income taxes	(34,000)	(34,000)
Provision (credit) for income tax	—	—
Net (loss)	$(34,000)	$(34,000)

Basic and diluted earnings(loss) per common share	$(0.03)	$(0.03)

Weighted average number of shares outstanding	1,179,000	1,179,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB AND SUBSIDIARY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

(UNAUDITED)

	Three months ended
	May 31,	May 31,
	2020	2019
Cash Flows From Operating Activities:
Net (loss)	$(34,000)	$(34,000)
Adjustments to reconcile net income to net cash
provided by (used for) operating activities
Accounts payable and accrued expense	30,000	26,000
Net cash used in operating activities	(4,000)	(8,000)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	—	—

Cash Flows From Financing Activities:
Proceeds from notes payable to stockholder	3,000	10,000
Net cash provided by financing activities	3,000	10,000

Net Increase (Decrease) In Cash	(1,000)	2,000
Cash At The Beginning Of The Period	1,000	4,000
Cash At The End Of The Period	$—	$6,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA LAB AND SUBSIDIARY CONDENSED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MAY 31, 2020 AND MAY 31, 2019 (UNAUDITED)

	Common Stock Class A		Common Stock Class B		Paid in	Retained earnings	Equity/
	Shares	Value	Shares	Value	Capital	(Deficit)	Deficit
Balances, February 28, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(28,955,000)	$(1,664,000)

Net (loss)						(34,000)	(34,000)

Balances at May 31, 2019	1,178,762	$1,000	567	$—	$27,290,000	$(28,989,000)	$(1,698,000)

Balances, February 29, 2020	1,178,762	$1,000	567	$—	$27,290,000	$(29,089,000)	$(1,798,000)

Net (loss)						(34,000)	(34,000)

Balances at May 31, 2020	1,178,762	$1,000	567	$—	$27,290,000	$(29,123,000)	$(1,832,000)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Company Activities

Magna-Lab, Inc. (the “Company”), a New York corporation, is focused on effecting a “reverse merger,” capital exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more unrelated businesses (the “Business Combination”) that would benefit from the Company’s public reporting status. The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. As of May 31, 2020, the Company had not yet commenced any operations. All activity through May 31, 2020 also relates to preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting.

The Company’s subsidiary is Cardiac MRI, Inc., a wholly owned subsidiary of the Company.

The Company was previously engaged in research, development, and commercialization activities until it ceased such activities during the period September 2002 through March 2003. The Company’s efforts to raise additional capital or enter into a strategic arrangement in order to complete commercialization of its cardiac diagnostic Illuminator products and development of its Artery View product or to seek other means to realize value through sale, license or otherwise have been unsuccessful and therefore, in January 2017, the Company sold such technology to its President and CEO in exchange for relief from certain liabilities.

COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most US states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S. response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 2020. The operating results for the three months ended May 31, 2020, are not necessarily indicative of the results that may be expected for the year ending February 28, 2021.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The unaudited condensed consolidated financial statements include the accounts of Magna-Lab Inc. and its wholly-owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at May 31, 2020, the Company had approximately $-0- of cash and negative working capital of approximately $1,832,000 and a stockholders’ deficit of approximately $1,832,000. These factors, among others, indicate that the Company requires additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. Historically, substantially all of the Company’s financing, has come from shareholder loans. There can be no assurance that additional shareholder loans will be extended to the Company.

These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. On a consolidated basis, the Company has incurred significant operating losses since inception.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions every quarter to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit. Changes in the ownership of a majority of the fair market value of the Company's common stock would likely limit or eliminate the utilization of existing net operating loss carryforwards and credits. Although a formal Section 382 study to determine whether a change in control has occurred has not been completed, the Company believes, based upon limited analysis, that such changes may have occurred in 1997, 2000 and 2005. Such carryforwards and credits expire between 2019 and 2035. It is likely that any “reverse merger” or settlement of existing liabilities with equity or other strategic transaction is likely to result in a change in control under Section 382. See also Note 7 - Subsequent Events.

Net (loss) per share

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted (loss) per share were the same for the three-month periods ended May 31, 2020 and 2019.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim unaudited condensed consolidated financial statements.

NOTE 3 – NOTES PAYABLE AND ACCRUED INTEREST – RELATED PARTY

The balance of notes payable and accrued interest was approximately $1,435,000 and $1,406,000, as of May 31, 2020 and February 29, 2020, respectively. Notes payable include 12% unsecured notes payable to the Company’s principal stockholder, Magna Acquisition LLC (“MALLC”), a related party, in the aggregate principal amount of approximately $687,000, plus approximately $727,000 of interest accrued. In addition, notes payable include 10% unsecured notes payable to a director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $19,000 plus approximately $2,000 of accrued interest. All of such notes become due 120 days after issuance and, as such, approximately $687,000 principal amount of the MALLC notes are overdue at May 31, 2020. Approximately $17,000 of the notes payable to the director are overdue. The notes that are overdue bear interest at 15% and 12%, respectively, per year for the MALLC notes and for the director note subsequent to their maturity date. The noteholder has not asserted that the Company is in default.

Subsequent to May 31, 2020, in June 2020, the director loaned the Company an additional approximately $10,000.

The Company intends to make a proposal to this principal stockholder and to this director to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company. See Note 5, Subsequent Events for discussion of the sale of these notes to a third party on July 2, 2020.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Some of the amounts recorded as accounts payable or accrued liabilities may have passed the statute of limitations for purposes of the counterparty seeking recovery of such monies. At May 31, 2020, the Company has not undertaken a formal study to evaluate recorded payables past the statute of limitations for purposes of possible write-off of such payables. See also, Note 7 – Subsequent Events.

Accrued expenses and other current liabilities includes approximately $18,000 due to a third party, guaranteed by our principal stockholder, for amounts paid to an account payable on our behalf. This amount is repayable if the proposed merger transaction with this party was not completed. This party subsequently merged with a third party and abandoned its possible transaction with the Company, however, there has not been a demand for repayment of this amount. The Company believes it would be entitled to an offset for recovery of certain costs from this third party associated with that proposed transaction pursuant to understandings between the parties.

NOTE 5- SUBSEQUENT EVENTS

On June 30, 2020 Joel S. Kanter, individually and as representative for (i) the 607,727 common shares of a Company owned by Magna Acquisition LLC (“Magna LLC”), (ii) the $1,453,811 of promissory notes owed by the Company to Magna LLC and to Joel S. Kanter (collectively, the “Notes”), and (iii) as representative for the four directors and/or officers owning 106,032 Class A common shares of MAGAA ( the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell 202,576 Class A common shares and the Notes to Activist Investing LLC., an entity owned by David Lazar (the “Purchaser”) for $105,000. The 202,576 shares represent approximately 17.2% of the 1,179,329 Class A and Class B common shares of the Company’s outstanding common shares, which is not a majority. However, Mr. Lazar, who will become the Company’s sole director and officer on or about July 18, 2020, intends to cause the Purchaser to convert some or all of the Notes (which are currently not convertible) into enough common shares so the Purchaser will become the majority shareholder of the Company. As a result, on or about July 18, 2020, there will be a change of control of the Company. There is no family relationship or other relationship between the Seller and the Purchaser. An Amendment to the Stock Purchase Agreement clarified the responsibilities of the parties for filing tax returns, and that references to the Company included Cardiac MRI, Inc., the Company’s 100% subsidiary.

In connection with the sale under the Stock Purchase Agreement, the members of the Company’s Board of Directors have agreed to resign and appoint Mr. Lazar as the sole initial director of the Company, subject to the filing and dissemination of an Information Statement, which has taken place and the passage of the 10-day period set forth in SEC Rule 14f-1. The Company’s officers will also resign at the same time, namely Lawrence A. Minkoff, Ph.D., Chief Executive Officer and Kenneth C. Riscica, Treasurer, Secretary and Chief Financial Officer. As a result thereof, Lazar became the sole Director and officer of the Company.

Additionally, in connection with the closing of the Stock Purchase Agreement, the Seller agreed to pay approximately $37,000 to settle certain liabilities of the Company for stock transfer, Edgarizing and other services (approximately $18,000) and approximately $19,000 to settle a liability for the services of our Treasurer and Secretary (Chief Financial Officer) over an extended period of time aggregating approximately $186,000. Further, upon closing of the transaction, the Purchaser performed a review of certain accounts and accruals payable (approximately $173,000 and $18,000, respectively) and received a legal opinion that such outstanding accounts payable and accrued liabilities aggregating approximately $191,000 were time-barred by the Statute of Limitations and has recorded the relief of those liabilities, and a gain on debt extinguishment, as of the closing date of the transaction. A Summary Pro Forma Balance Sheet reflecting the effects of the transactions effected at the closing of the Stock Purchase Agreement is as follows:

Summary Pro-Forma Balance Sheet at July 2, 2020

(dollars in '000's)

	May 31, 2020	Subsequent Activity	Note	Transaction Effects		Note	Pro Forma July 2, 2020
Cash and total assets	$0	$10,000	a.		$0		$0
		(10,000)	b.
Total assets	$0	$0			$0		$0
Liabilities:
Notes and interest to related parties	$1,435,000	$10,000	a.	$			$1,454,000
		9,000	d.
Accounts payable	352,000	12,000	c.		(192,000)	e.	—
					(172,000)	f.
Accrued liabilities	45,000	(10,000)	b.		(12,000)	e.	5,000
					(18,000)	f.
Total liabilities	1,832,000	21,000			(394,000)		1,459,000

Equity (Deficit):
Common stock paid-in capital	27,290,000				186,000	e.	27,476,000
Accumulated deficit	(29,122,000)	(9,000)	d.		18,000	e.	(28,935,000)
		(12,000)	c.		190,000	f.
Total stockholders' deficit	(1,832,000)	(21,000)			394,000		(1,459,000)
Total liabilities and equity	$0	$0			$0		$0

Notes to Pro Forma:

Subsequent activity:

a.	Represents loans from a director in June 2020.
b.	Represents payment of expenses primarily for audit services in June 2020.
c.	Represents expenses accrued in June 2020.
d.	Additional interest accrual on notes.

Transaction effects:

e.	Liabilities of the Company paid and settled by the Seller.
f.	Liabilities of the Company relieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our Form 10-K for the year ended February 29, 2020 for a discussion of certain known risks; also see Part II, Item 1A.

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

MALLC has been responsible for substantially all of our funding since October 2005 and until June 30, 2020. During the period from October 2005 through and including May 31, 2020, MALLC loaned us an aggregate of approximately $687,000 under a series of promissory notes payable that mature 120 days from issuance. At May 31, 2020, approximately $687,000 face amount of such notes were beyond their maturity date and therefore due on demand. The notes bear interest at 12% per year increasing to 15% per year for periods beyond maturity. Since May 2019, a director of the Company loaned the Company approximately $29,000 (including approximately $10,000 loaned subsequent to May 31, 2020) under unsecured notes payable with substantially the same terms as the MALLC notes payable except that the interest rate decreased from 12% to 10% and the penalty interest rate decreased from 15% to 12%. The Company intends to make a proposal to MALLC and to this director to convert all of the amounts outstanding to them (including overdue amounts) into common stock of the Company.

While we have reduced our expenditures very significantly, we do not have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding. Subsequent to May 31, 2020, on July 2, 2020 the Company's noteholders, MALLC and Joel Kanter, entered into an agreement to sell the notes payable by the Company to a third party as further described in Note 7 to Item 1. Financial Statements.

Recent Developments –

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Sale of Related Party Notes Payable; Change in Control –

Subsequent to May 31, 2020, on July 2, 2020 the Company's noteholders, MALLC and Joel Kanter, entered into an agreement to sell the notes payable by the Company to a third party as further described in Note 5 to Item 1. Financial Statements. Such sale of notes and stock is expected to result in a change in control of the Company as some or all of the notes are expected to be converted into shares of Class A common stock.

Results of Operations for the Three Months Ended May 31, 2020 compared to the three months ended May 31, 2019

We have neither engaged in any operations or generated any revenues during the three months ended May 31, 2020 and 2019. We incur expenses associated with being a public company including financial reporting and compliance and accounting and audit.

Operating expenses for three months ended May 31, 2020 were approximately $7,000 compared to $8,000 the three months ended May 31, 2019 due to comparable levels of activities on both periods. Interest expense was approximately $27,000 for the 2020 period compared to $26,000 during the same period ended May 31, 2019. The slight increase in interest expense was attributable to higher levels of borrowing for the period ended May 31, 2020.

During the three months ended May 31, 2020 we recorded a net loss of $34,000 compared to a net loss of $34,000 for the three months ended May 31, 2019.

Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction. There can be no assurance that any of our activities will result in any transaction. Our interest expenses are increasing with additional outstanding borrowings

Financial Condition, Liquidity and Capital Resources

Going concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at May 31, 2020, the Company had approximately $-0- of cash and negative working capital of approximately $1,832,000 and stockholders’ deficit of $1,832,000. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. Historically, substantially all of the Company’s financing, has come from shareholder loans. There can be no assurance that additional shareholder loans will be extended to the Company.

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

Critical Accounting Principles

The preparation of consolidated financial statements in accordance with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates. We have not identified any critical accounting policies.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 3. Defaults Upon Senior Securities

As discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview, Background and History, $690,000 principal amount of 12% notes payable to Magna Acquisition LLC (“MALLC) are in default at May 31, 2020 as a result of their non-payment when due. Such notes now carry a default rate of interest of 15%. All of these notes were assigned to the Purchaser as part of the change of control described in Note 7-Subsequent Events.

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

MAGNA-LAB INC.
(Registrant)

Date: July 20, 2020	By:	/s/ David Lazar
David Lazar, CEO and CFO

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.