Form 10-Q
period 2020-08-31
MAGNA LAB INC
filed 2020-10-20
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21320

Magna-Lab Inc.
(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China

            (Address of principal executive offices and Zip code)

+86 (010) 6615-5141

(Issuer's telephone number including area code)

 ___________________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – October 2, 2020

Class A Common Stock, $.001 Par Value	117,876,762
Class B Common Stock, $.001 Par Value	567
Class	Shares

MAGNA-LAB INC. AND SUBSIDIARY

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31,	February 29,
	2020	2020
	(unaudited)
CURRENT ASSETS:
Cash	$-	1,000
Total current assets	$-	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$1,472,000	$1,406,000
Due to related parties	9,000	-
Accounts payable	-	353,000
Accrued expenses and other current liabilities	3,000	40,000
Total current liabilities	1,484,000	1,799,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized,
none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 1,178,762 shares, issued and outstanding at August 31, 2020
and February 28, 2020	1,000	1,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 18,750 shares issued, 10,000 shares forfeited, 8,183 shares converted to Class A and 567 shares outstanding at August 31, 2020
and February 28, 2020	-	-
Additional paid in capital	27,327,000	27,290,000
Accumulated deficit	(28,812,000)	(29,089,000)
Total stockholders' deficit	(1,484,000)	(1,798,000)

Total liabilities and stockholders’ deficit	$-	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended August 31, 2020 and 2019

(unaudited)

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	21,000	8,000	28,000	17,000

LOSS FROM OPERATIONS	(21,000)	(8,000)	(28,000)	(17,000)

OTHER INCOME (EXPENSE)
Gain from debt extinguishment	191,000	-	191,000	-
Gain from settlement of accounts payable	167,000	-	167,000	-
Interest expense	(26,000)	(26,000)	(53,000)	(52,000)
Other income (expense) – net	332,000	(26,000)	305,000	(52,000)

NET INCOME (LOSS) BEFORE INCOME TAX	311,000	(35,000)	277,000	(69,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$311,000	$(35,000)	$277,000	$(69,000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	1,179,000	1,179,000	1,179,000	1,179,000

NET INCOME (LOSS) PER COMMON SHARE,
Basic and diluted	$0.26	$(0.03)	$0.23	$(0.06)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended August 31, 2020 and 2019

(unaudited)

	Six months ended August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$277,000	$(69,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from debt extinguishment	(191,000)	-
Gain from settlement of accounts payable	(167,000)	-
Effect on cash of changes in operating assets and liabilities:
Due to related parties	9,000
Accrued interest payable to related parties	53,000	52,000
Accounts payable and accrued expenses and other current liabilities	8,000	-

NET CASH USED IN OPERATING ACTIVITIES	(11,000)	(17,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from notes payable to related parties		14,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	14,000

NET (DECREASE) INCREASE IN CASH	(1,000)	(3,000)
CASH:
Beginning of period	1,000	4,000
End of period	$-	$1,000

Supplement disclosure of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	-	-

Non-cash financing activities
Payment of accounts payable and accrued expenses by
Activist Investing LLC on July 2, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020	$37,000	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MAGNA-LAB INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the three and six months ended August 31, 2020 and August 31, 2019 (unaudited)

For the three and six months ended August 31, 2020:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, February 29, 2020	1,178,762	$1,000	567	$-	$27,290,000	$(29,089,000)	$(1,798,000)

NET LOSS, three months ended
May 31, 2020	-	-	-	-	-	(34,000)	(34,000)
BALANCE, May 31, 2020
(unaudited)	1,178,762	$1,000	567	$-	$27,290,000	$(29,123,000)	$(1,832,000)

Payment of accounts payable and accrued expenses by Activist Investing LLC on July 2, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020					37,000	-	37,000

NET INCOME, three months ended
August 31, 2020 (unaudited)	-	-	-	-	-	311,000	311,000
BALANCE, August 31, 2020
(unaudited)	1,178,762	$1,000	567	$-	$27,327,000	$(28,812,000)	$(1,484,000)

For the three and six months ended August 31, 2019:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE, February 28, 2019	1,178,762	$1,000	567	$-	$27,290,000	$(28,955,000)	$(1,664,000)

NET LOSS, three months ended
May 31, 2019 (unaudited)	-	-	-	-	-	(34,000)	(34,000)
BALANCE, May 31, 2019
(unaudited)	1,178,762	1,000	567	-	$27,290,000	(28,989,000)	(1,698,000)

NET LOSS, three months ended
August 31, 2019 (unaudited)	-	-	-	-	-	(35,000)	(35,000)
BALANCE, August 31, 2019
(unaudited)	1,178,762	$1,000	567	$-	$27,290,000	$(29,024,000)	$(1,733,000)

See accompanying notes to the unaudited condensed consolidated financial statemen

MAGNA-LAB INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR

THE THREE AND SIX-MONTH

PERIODS ENDED August 31, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Company Activities

Magna-Lab Inc. (the “Company”), a New York corporation, is focused on engaging in a “reverse merger” transaction with an unrelated business that would benefit from the Company’s public reporting status.  Additional activities have included preserving cash, making settlements with creditors, attempting to raise capital, and continuing the Company’s public reporting.

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

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management’s Representation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included.  These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 2020.  The operating results for the six months ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021.

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

Going Concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at August 31, 2020, the Company had approximately $-0- of cash and negative working capital of approximately $1,484,000 and a stockholders’ deficit of approximately $1,484,000. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. Historically, substantially all of the Company’s financing, has come from stockholder loans. There can be no assurance that additional stockholder loans will be extended to the Company.

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

Net Income (Loss) Per share

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net loss per common share. Net loss per common share is computed based on the weighted average number of shares of Class A Common Stock and Class B Common Stock outstanding.

Basic (loss) per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Since there are no options, warrants or derivative securities outstanding, basic and diluted income (loss) per share were the same for the six-month periods ended August 31, 2020 and 2019.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – STOCK PURCHASE AGREEMENT DATED JUNE 30, 2020

On June 30, 2020, Joel S. Kanter, individually and as representative for (i) the 607,727 shares of Class A Common Stock of the Company owned by Magna Acquisition LLC (“MALLC”), (ii) the $1,453,811 of promissory notes owed by the Company to MALLC and to Joel S. Kanter (collectively, the “Notes”), and (iii) as representative for the four directors and/or officers owning 106,032 shares of Class A Common Stock of the Company (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell 202,576 shares of Class A Common Stock and the Notes to Activist Investing LLC, an entity owned by David Lazar (“Activist”) for $105,000. The 202,576 shares represented approximately 17.2% of the 1,179,329 shares of Class A Common Stock and Class B Common Stock of the Company’s outstanding shares of common stock, which is not a majority. However, Mr. Lazar became the Company’s sole director and officer on or about July 18, 2020 and caused Activist to convert the Notes (which were currently not convertible as of the date of the Stock Purchase Agreement) into 116,697,438 shares of Class A Common Stock of the Company on September 23, 2020. As a result, on or about July 18, 2020, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and Activist. An Amendment to the Stock Purchase Agreement clarified the responsibilities of the parties for filing tax returns, and that references to the Company included Cardiac MRI, Inc., the Company’s 100% subsidiary.

NOTE 4 – NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTIES

The balance of notes payable and accrued interest was approximately $1,472,000 and $1,406,000, as of August 31, 2020 and February 29, 2020, respectively. Notes payable at August 31, 2020 include 12% unsecured notes originally payable to Magna Acquisition LLC (“MALLC”), a related party, in the aggregate principal amount of approximately $687,000, plus approximately $762,000 of accrued interest. In addition, notes payable at August 31, 2020 include 10% unsecured notes originally payable to Joel S. Kanter, a former director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $19,000 plus approximately $4,000 of accrued interest.

Pursuant to the Stock Purchase Agreement dated June 30, 2020 between MALLC, Joel S. Kanter and Activist Investing LLC (“Activist”), Activist acquired the notes payable and accrued interest from MALLC and Joel S. Kanter effective July 2, 2020. See Note 3 above.

Effective September 23, 2020, all amounts outstanding and originally payable to MALLC and to Joel S. Kanter and then payable to Activist were converted into 116,697,438 shares of Class A Common Stock of the Company. See Note 8 below.

NOTE 5 – DUE TO RELATED PARTIES

The balance of $9,000 at August 31, 2020 represents amounts paid by David Lazar and John Lowy, two directors of the Company at August 31, 2020, for Company expenses. These liabilities are noninterest bearing and are due on demand.

NOTE 6 – GAIN FROM DEBT EXTINGUISHMENT

In connection with the Stock Purchase Agreement dated June 30, 2020, Activist performed a review of three old (dating from 1996 to 2010) vendor accounts payable balances (totaling approximately $191,000) and received a legal opinion that such outstanding accounts payable and accrued liabilities aggregating approximately $191,000 were time barred by the statute of limitations and the Company recorded the relief of those liabilities and a gain from debt extinguishment of $191,000 as of July 2, 2020.

NOTE 7 – GAIN FROM SETTLEMENT OF ACCOUNTS PAYABLE

In connection with the closing of the Stock Purchase Agreement (see Note 3 above), the Seller agreed to pay approximately $37,000 to settle certain liabilities of the Company for the stock transfer. Edgarizing and other services (approximately $18,000) and approximately $19,000 to settle a liability for services of our former Treasurer and Secretary (Chief Financial Officer) over an extended period of time aggregating approximately $186,000. The $167,000 excess of the $204,000 total debt satisfied over the $37,000 total cash paid has been recognized as a gain from settlement of accounts payable in the three months ended August 31, 2020.

NOTE 8 – SUBSEQUENT EVENTS.

Amended and Restated Stock Purchase Agreement effective September 23, 2020

On September 23, 2020, Activist Investor LLC (“Activist”), the owner of 116,697,438 shares of common stock of the Company (the “Shares”) upon conversion of approximately $1,472,000 of promissory notes acquired by Activist after Activist purchased control of the Company in July 2020 (see Note 3), agreed to sell the Shares to Liu Lina (the “Purchaser”), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “A&R Stock Purchase Agreement”). The first agreement between Activist and the Purchaser was superseded because it had the incorrect name of Activist. Activist is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,876,762 shares of Class A Common Stock of the Company’s outstanding shares of common stock.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority stockholder of the Company then appointed as directors of the Company the following three persons: Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as CFO, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of the Company; and the change of management will be completed on or about October 12, 2020 (the “New Management Date”), 10 days after the Company’s Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to the Company’s stockholders. There is no family relationship or other relationship between Activist and the Purchaser.

In connection with the sale under the A&R Stock Purchase Agreement, Mr. Lazar resigned as an officer and director, John B. Lowy and Dovid Kotkes have resigned as directors, and the Company appointed the Designees as the directors of the Company, on the New Management Date. As a result thereof, the Designees became the directors of the Company, on or about October 12, 2020.  As part of the agreement, Cardiac MRI Inc., the Company’s wholly owned subsidiary, was assigned to Mr. Lazar.

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

In January 2017, the Company’s President and Chief Executive Officer at the time (the “CEO Purchaser”) entered into an Asset Purchase Agreement (the “Initial Purchase Agreement”) with the Company.  Under the Initial Purchase Agreement, the CEO Purchaser purchased all of the intellectual property rights, any and all physical assets, any and all permits and all non-financial books, records, files, design specification, software and other data related to the Company’s magnetic resonance imaging technology.  In exchange for purchased assets, the CEO Purchaser (a) assumed all liabilities of the Company related exclusively to the purchased assets and (b) agreed to forgiveness of all indebtedness owing from the Company totaling approximately $110,000 including intellectual property counsel fees and costs, $68,000 of which had been paid by and is therefore due to the CEO Purchaser for payments he has made on the Company’s behalf in prior years in an attempt to preserve certain intellectual property rights at that time.  The CEO Purchaser ceased making such payments several years ago and, as such, the underlying intellectual property became compromised.

On June 30, 2020, Joel S. Kanter, individually and as representative for (i) the 607,727 shares of Class A Common Stock of the Company owned by Magna Acquisition LLC (“MALLC”), (ii) the $1,453,811 of promissory notes owed by the Company to MALLC and to Joel S. Kanter (collectively, the “Notes”), and (iii) as representative for the four directors and/or officers owning 106,032 shares of Class A Common Stock of the Company (the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell 202,576 shares of Class A Common Stock and the Notes to Activist Investing LLC, an entity owned by David Lazar (“Activist”) for $105,000. The 202,576 shares represented approximately 17.2% of the 1,179,329 shares of Class A Common Stock and Class B Common Stock of the Company’s outstanding shares of common stock, which is not a majority. However, Mr. Lazar became the Company’s sole director and officer on or about July 18, 2020 and caused Activist to convert the Notes (which were currently not convertible as of the date of the Stock Purchase Agreement) into 116,697,438 shares of Class A Common Stock of the Company on September 23, 2020. As a result, on or about July 18, 2020, there was a change of control of the Company. There is no family relationship or other relationship between the Seller and Activist. An Amendment to the Stock Purchase Agreement clarified the responsibilities of the parties for filing tax returns, and that references to the Company included Cardiac MRI, Inc., the Company’s 100% subsidiary.

In connection with the sale under the Stock Purchase Agreement, the members of the Company’s Board of Directors resigned and appointed Mr. Lazar as the sole director of the Company, subject to the filing and dissemination of an Information Statement, which was filed on July 6, 2020, and the passage of the 10-day period set forth in SEC Rule 14f-1. The Company’s officers also resigned at the same time, namely Lawrence A. Minkoff, Ph.D., Chief Executive Officer and Kenneth C. Riscica, Treasurer, Secretary and Chief Financial Officer. As a result thereof, on or about July 18, 2020, Mr. Lazar then became the sole Director and officer of the Company.

MALLC has been responsible for substantially all of our funding since October 2005 and until June 30, 2020.  During the period from October 2005 through and including August 31, 2020, MALLC loaned us an aggregate of approximately $687,000 under a series of promissory notes payable that mature 120 days from issuance.  The balance of notes payable and accrued interest was approximately $1,472,000 and $1,406,000, as of August 31, 2020 and February 29, 2020, respectively. Notes payable include 12% unsecured notes payable to MALLC, in the aggregate principal amount of approximately $687,000, plus approximately $762,000 of interest accrued.  In addition, notes payable include 10% unsecured notes payable to a former director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $19,000 plus approximately $4,000 of accrued interest. All of such notes become due 120 days after issuance and, as such, approximately $687,000 principal amount of the notes payable to MALLC are overdue at August 31, 2020. Approximately $17,000 of the notes payable to the former director are overdue. The notes that are overdue (the notes payable to MALLC and the notes payable to the former director) bear interest at 15% and 12% per year, respectively. The noteholders have not asserted that the Company is in default.

On June 2020, the former director loaned to us an additional approximately $9,000.

We entered into an agreement with MALLC and the former director to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

Recent Developments

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the duration of the pandemic, and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Change of Control

On September 23, 2020, Activist Investing LLC (the “Seller”), the owner of 116,697,438 shares of common stock (the “Shares”) upon conversion of $1,453,811 of promissory notes acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Liu Lina (the “Purchaser), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “A&R Stock Purchase Agreement”). The first agreement between the Seller and the Purchase was superseded because it had the incorrect name of the Seller. The Seller is owned 100% owned by David Lazar. The Shares represent approximately 99.0% of the 117,876,762 shares of Class A Common Stock of our outstanding shares of common stock.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority stockholder of then appointed as directors of the Company the following three persons: Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as CFO, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020 (the “New Management Date”), ten (10) days after the Company’s Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to the Company’s stockholders. There is no family relationship or other relationship between the Seller and the Purchaser.

In connection with the sale under the Stock Purchase Agreement, Mr. Lazar resigned as an officer and director, and John B. Lowy and Dovid Kotkes have resigned as directors, and have appointed the Designees as our directors, on the New Management Date. As a result thereof, the Designees became the directors of the Company, on or about October 10, 2020.

As of the date hereof, our authorized capital stock consists of 120,000,000 shares of common stock, par value $.001 per share, of which 117,876,762 shares of Class A Common Stock and 567 shares of Class B Common Stock are issued and outstanding, and 5,000,000 shares of Preferred Stock, par value $.001 per share, none of which shares are issued or outstanding. Holders of shares of our Class A Common Stock are entitled to one vote per share with respect to all matters to be acted on by the stockholders; and holders of shares of our Class B Common Stock are entitled to five votes per share and each share of Class B Common Stock is convertible into one share of Class A Common Stock.

Results of Operations for the Three Months Ended and Six Months Ended August 31, 2020 compared to the Three Months Ended and Six Months Ended August 31, 2019

Operating expenses for the three months ended and the six months ended August 31, 2020 were approximately $21,000 and $28,000 compared to $8,000 and $17,000 for the three months ended and the six months ended August 31, 2019 due to comparable levels of activities on both periods. Other income (expense) was approximately $305,000 for the 2020 six month period compared to $(52,000) during the same period ended August 31, 2019. The increase in other was attributable to gains from debt extinguishment and gains from settlement of accounts payable for the period ended August 31, 2020.

During the six months ended August 31, 2020 we recorded a net income of $277,000 compared to a net loss of $69,000 for the six months ended August 31, 2019.

Our expenses, particularly professional and consulting fees, can increase significantly if we are actively engaged in negotiations for a merger transaction.  There can be no assurance that any of our activities will result in any transaction.

Financial Condition, Liquidity and Capital Resources

Going concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at August 31, 2020, the Company had approximately $-0- of cash, negative working capital of approximately $1,484,000 and an accumulated deficit of $28,812 ,000. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” Management’s plans to raise capital, enter into a strategic arrangement or sell or merge with an unrelated business have not been successful to date and there can be no assurance that management’s plans can be realized at all. Historically, substantially all of the Company’s financing, has come from stockholder loans. There can be no assurance that additional stockholder loans will be extended to the Company.

These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern.  No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Principles

We have identified critical accounting principles that affect our interim unaudited condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals.  See Note 2 – Summary Of Significant Accounting Policies.

As of August 31, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s senior management is responsible for establishing and maintaining controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2020. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective at a reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting.  Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except that as of the date hereof, and due to the change of control completed on October 2, 2020, there are no members of the Audit Committee, which was established by our Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements by our independent auditors.  The Board of Directors has not determined whether to appoint any members to the Audit Committee.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2020.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended February 29, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2020 Joel S. Kanter, individually and as representative for (i) the 607,727 shares of common stock of the Company owned by Magna Acquisition LLC (“MALLC”), (ii) the $1,453,811 of promissory notes owed by the Company to MALLC and to Joel S. Kanter (collectively, the “Notes”), and (iii) as representative for the four directors and/or officers owning 106,032 shares of Class A Common Stock of the Company ( the “Seller”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which the Seller agreed to sell 202,576 shares of Class A Common Stock and the Notes to Activist Investing LLC., an entity owned by David Lazar (the “Activist”) for $105,000. The 202,576 shares sold pursuant to the Stock Purchase Agreement represent approximately 17.2% of the 1,179,329 shares of Class A Common Stock and Class B Common Stock of the Company’s outstanding shares of common stock. Mr. Lazar caused Activist to convert the Notes into 116,697,438 shares of the Company’s Class A Common Stock at a conversion price of $0.01246 per share, which resulted in Activist becoming the majority stockholder of the Company on or about July 18, 2020. An Amendment to the Stock Purchase Agreement clarified the responsibilities of the parties for filing tax returns, and that references to the Company included Cardiac MRI, Inc., the Company’s wholly-owned subsidiary. There were no net proceeds to the Company as a result of the Stock Purchase Agreement. The securities were sold in transactions exempt from registration under Rule 506(b) of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. - Exhibits

10.1	Stock Purchase Agreement, dated as of June 30, 2020, by and among Magna-Lab Inc., Joel S. Kanter, and Activist Investing LLC

10.2	Amendment to Stock Purchase Agreement, dated as of July 2, 2020, by and among Magna-Lab Inc., Joel S. Kanter, and Activist Investing LLC

10.3	Amended and Restated Stock Purchase Agreement, dated as of September 23, 2020, by and among Activist Investing LLC, Liu Lina, and Magna-Lab Inc.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(1) Included as exhibit to our Current Report on Form 8-K filed on July 2, 2020

(2) Included as exhibit to our Current Report on Form 8-K filed on October 2, 2020

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNA-LAB INC. (Registrant)

Date: October 20, 2020	By:	/s/ Wang Jun
Wang Jun, President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 20, 2020	By:	/s/ Liu Lina
Liu Lina, Chief Financial Officer, Treasury and Secretary (Principal Financial and Accounting Officer)

