Form 10-Q
period 2020-11-30
Yubo International Biotech Ltd
filed 2021-01-19
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2020

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China

(Address of principal executive offices and Zip code)

+86 (010) 6615-5141

(Issuer's telephone number including area code)

__________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – January 19, 2021

Class A Common Stock, $.001 Par Value	118,177,885
Class B Common Stock, $.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30,	February 29,
	2020	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$1,000
Total current assets	$-	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$-	$1,406,000
Due to related parties	-	-
Accounts payable	9,687	353,000
Accrued expenses and other current liabilities	-	40,000
Total current liabilities	9,687	1,799,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A, par value $.001 per share, 120,000,000 shares authorized, 117,875,323 and 1,178,762 shares, issued and outstanding at
November 30, 2020 and February 28, 2020, respectively.	117,875	1,179
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 and 567 shares issued and outstanding at November 30, 2020
and February 28, 2020, respectively.	4	1
Additional paid in capital	28,709,919	27,289,820
Accumulated deficit	(28,837,485)	(29,089,000)
Total stockholders' deficit	(9,687)	(1,798,000)

Total liabilities and stockholders’ deficit	$-	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended November 30, 2020 and 2019

(unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	25,485	8,000	53,485	25,000

LOSS FROM OPERATIONS	(25,485)	(8,000)	(53,485)	(25,000)

OTHER INCOME (EXPENSE)
Gain from debt extinguishment	-	-	191,000	-
Gain from settlement of accounts payable and due to related party	-	-	167,000	-
Interest expense	-	(26,000)	(53,000)	(78,000)
Other income (expense) – net	-	(26,000)	305,000	(78,000)

NET INCOME (LOSS) BEFORE INCOME TAX	(25,485)	(34,000)	251,515	(103,000)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(25,485)	$(34,000)	$251,515	$(103,000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	89,667,203	1,179,000	30,460,771	1,179,000

NET INCOME (LOSS) PER COMMON SHARE,
Basic and diluted	$(0.00)	$(0.03)	$0.01	$(0.09)

See accompanying notes to the unaudited condensed consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended November 30, 2020 and 2019

(unaudited)

	Nine months ended November 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$251,515	$(103,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Company expenses paid by Platinum International Biotech Co. Ltd
(Cayman Islands) and affiliates	15,798	-
Gain from debt extinguishment	(191,000)	-
Gain from settlement of accounts payable	(167,000)	-
Effect on cash of changes in operating assets and liabilities:
Due to related parties	9,000	-
Accrued interest payable to related parties	53,000	83,000
Accounts payable and accrued expenses and other current liabilities	17,687	-

NET CASH USED IN OPERATING ACTIVITIES	(11,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from notes payable to related parties-	10,000	17,000
NET CASH PROVIDED BY FINANCING ACTIVITES	10,000	17,000

NET (DECREASE) INCREASE IN CASH	(1,000)	(3,000)
CASH:
Beginning of period	1,000	4,000
End of period	$-	$1,000

Supplement disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing activities:
Conversion of notes payable and accrued interest into Class A common shares	$1,472,000	$-
Payment of accounts payable and accrued expenses by Activist Investing LLC
pursuant to Stock Purchase Agreement dated June 30, 2020	$49,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the nine months ended November 30, 2020 and November 30, 2019

(unaudited)

For the nine months ended November 30, 2020:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 29, 2020	1,178,762	$1,179	567	$1	$27,289,820	$(29,089,000)	$(1,798,000)
NET LOSS, three months ended May 31, 2020	-	-	-	-	-	(34,000)	(34,000)
BALANCE, May 31, 2020	1,178,762	1,179	567	1	27,289,820	(29,123,000)	(1,832,000)
Payment of accounts payable and accrued expenses by Activist Investing LLC on July 2, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020					37,000	-	37,000

NET INCOME, three months ended August 31, 2020	-	-	-	-	-	311,000	311,000

BALANCE, August 31, 2020	1,178,762	1,179	567	1	27,326,820	(28,812,000)	(1,484,000)

Conversion of notes payable and Accrued interest to Class A shares on September 23, 2020	116,697,438	116,697			1,355,303		1,472,000

Payment of accrued expenses ($3,000) and due to related parties ($9,000) by Activist Investing LLC in the three months ended November 30, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020	-	-	-	-	12,000	-	12,000

Company expenses paid by Platinum International Biotech Co. Ltd. (Cayman Islands) and affiliates	-	-	-	-	15,798	-	15,798
NET INCOME, three months ended November 30, 2020	-	-	-	-	-	(25,485)	(25,485)
Adjustments	(877)	(1)	3,880	3	(2)	-	-

BALANCE, November 30, 2020	117,875,323	$117,875	4,447	$4	$28,709,919	$(28,837,485)	$(9,687)

For the nine months ended November 30, 2019:

	Common Stock				Additional		Total
	Class A		Class B		Paid In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, February 28, 2019	1,178,762	$1,000	567	$-	$27,290,000	$(28,955,000)	$(1,664,000)

NET LOSS, three months ended May 31, 2019	-	-	-	-	-	(34,000)	(34,000)

BALANCE, May 31, 2019	1,178,762	1,000	567	-	27,290,000	(28,989,000)	(1,698,000)

NET LOSS, three months ended August 31, 2019	-	-	-	-	-	(35,000)	(35,000)
BALANCE, August 31, 2019	1,178,762	1,000	567	-	27,290,000	(29,024,000)	(1,733,000)

NET LOSS, three months ended November 30, 2019	-	-	-	-	-	(34,000)	(34,000)
BALANCE, November 30, 2019	1,178,762	$1,000	567	$-	$27,290,000	$(29,058,000)	$(1,767,000)

See accompanying notes to the unaudited condensed consolidated financial statemen

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND

NINEMONTH PERIODS ENDED NOVEMBER 30, 2020 AND 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Company Activities

Yubo International Biotech Limited (formerly Magna-Lab Inc.) (the “Company”), a New York corporation, acquired Platinum International Biotech Co. Ltd. (“Platinum”) in a “reverse merger” transaction on January 14, 2021 (See Note 8 – Subsequent Events).

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

Management’s Representation of Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for smaller reporting companies and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These interim unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended February 29, 2020. The operating results for the three and nine months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending February 28, 2021.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The unaudited condensed consolidated financial statements include the accounts of Yubo International Biotech Limited (formerly Magna-Lab Inc.) and its wholly-owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at November 30, 2020, the Company had $0 of cash and negative working capital of $9,687 and a stockholders’ deficit of $9,687. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” However, there is no assurance that the acquisition of Platinum International Biotech Co. Ltd. (“Platinum”) on January 14, 2021 (See Note 8 – Subsequent Events) will be sufficient for the Company to continue operations as a going concern. No adjustments have been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Net Income (Loss) Per share

The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net income (loss) per common share. Net income (loss) per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic (loss) per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted income (loss) per share were the same for the nine-month periods ended November 30, 2020 and 2019.

Recent Accounting Procurements

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

NOTE 3 – AMENDED AND RESTATED STOCK PURCHASE AGREEMENT

On June 30, 2020 (as amended September 23, 2020), Activist Investor, LLC (the “Seller”), the owner of 116,697,438 common shares (the “Shares”) of Company Class A common stock upon conversion of approximately $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Lina Liu (the “Purchaser”), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “A&R Stock Purchase Agreement”). The first agreement between the Seller and the Purchase was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,876,762 Class A common shares of the Company’s outstanding common shares.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority shareholder of the Company then appointed as directors of the Company the following three persons: Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as CFO, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020 (the “New Management Date”), 10 days after the Company’s Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to the Company’s stockholders. There is no family relationship or other relationship between the Seller and the Purchaser.

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

NOTE 4 – NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTIES

The balance of notes payable and accrued interest was approximately $0 and $1,406,000, as of November 30, 2020 and February 29, 2020, respectively. Effective September 23, 2020, all amounts outstanding and originally payable to Magna Acquisition LLC (“MALLC”), a related party, and to Joel S. Kanter, a former director of the Company (who is also a manager of MALLC) and then payable to Activist were converted into 116,697,438 shares of Class A common stock of the Company. See Note 3 above.

NOTE 5 – CAPITAL STOCK

Class A Common Stock

Holders of Class A common stock are entitled to one vote for each share on all matters submitted to a shareholder vote. Holders of Class A common stock do not have cumulative voting rights. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of Class A common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over Class A common stock.

Holders of Class A common stock have no conversion, preemptive or other subscription rights, and there are no redemption or sinking fund provisions applicable to Class A common stock. The rights of the holders of Class A common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued. All outstanding shares of Class A common stock are duly authorized, validly issued, fully paid and non-assessable.

Class B Common Stock

Holders of Class B common stock are entitled to five votes for each share on all matters submitted to a shareholder vote. Each share of Class B is convertible into one share of Class A common stock upon notice of the holder.

Preferred Stock

We have authorized 5,000,000 shares of Preferred Stock at a par value of $.001 per share. None of our authorized Preferred Stock are issued or outstanding.

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

NOTE 7 – GAIN FROM SETTLEMENT OF ACCOUNTS PAYABLE

In connection with the closing of the Stock Purchase Agreement (see Note 3 above), the Seller agreed to pay approximately $37,000 to settle certain liabilities of the Company for transfer agent, edgar agent, and other services (approximately $18,000) and approximately $19,000 to settle a liability for services of our former Treasurer and Secretary (Chief Financial Officer) over an extended period of time aggregating approximately $186,000. The $167,000 excess of the $204,000 total debt satisfied over the $37,000 total cash paid has been recognized as a gain from settlement of accounts payable in the three months ended August 31, 2020.

NOTE 8 – SUBSEQUENT EVENTS.

Effective December 4, 2020, the Company changed the name of the Company to “Yubo International Biotech Limited” and changed its stock symbol to “YBGJ”.

On January 14, 2021 (the “Closing Date”), the Company closed a voluntary share exchange transaction with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021 (the “Exchange Agreement”), by and among the Company, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“PRC”) (“Yubo”), and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the Selling Stockholders, who were then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo. Immediately prior to the Exchange Transaction, the Company had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares held by Lina Liu, the controlling shareholder, Chief Financial Officer, Treasurer and Secretary of the Company, the Company has 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding.

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

MALLC has been responsible for substantially all of our funding from October 2005 to August 2020. During the period from October 2005 through and including August 31, 2020, MALLC loaned us an aggregate of approximately $687,000 under a series of promissory notes payable that mature 120 days from issuance. The balance of notes payable and accrued interest was approximately $1,472,000 and $1,406,000, as of August 31, 2020 and February 29, 2020, respectively. Notes payable included 12% unsecured notes payable to MALLC, in the aggregate principal amount of approximately $687,000, plus approximately $762,000 of interest accrued. In addition, notes payable included 10% unsecured notes payable to a former director of the Company (who is also a manager of MALLC) in the aggregate principal amount of approximately $19,000 plus approximately $4,000 of accrued interest.

On June 2020, the former director loaned to us an additional approximately $9,000.

We entered into an agreement with MALLC and the former director to convert all amounts outstanding to them (including overdue amounts) into common stock of the Company.

Recent Developments

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide

Change of Control

On September 23, 2020, Activist Investing LLC (the “Seller”), the owner of 116,697,438 common shares (the “Shares”) upon conversion of $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Lina Liu (the “Purchaser), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”). The first agreement between the Seller and the Purchase was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares outstanding at November 30, 2020.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority shareholder of the Company, then appointed as directors of the Company the following three persons: Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as CFO, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020 (the “New Management Date”), ten (10) days after the Company’s Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to the Company’s stockholders. There is no family relationship or other relationship between the Seller and the Purchaser.

In connection with the sale under the Stock Purchase Agreement, Mr. Lazar resigned as an officer and director, and John B. Lowy and Dovid Kotkes have resigned as directors, and have appointed the Designees as our directors, on the New Management Date. As a result thereof, the Designees became the directors of the Company, on or about October 12, 2020.

Name Change

After obtaining the approval of the Board of Directors and the majority stockholder, the Company amended its Article of Incorporations by filing of a Certificate of Amendment changing the name of the Company to “Yubo International Biotech Limited” under stock symbol “YBGJ”. The name change became effective December 4, 2020, pursuant to the Certificate of Amendment, upon completion of processing by the Financial Industry Regulatory Authority and in accordance with the SEC rules and regulations.

Reverse Merger with Platinum International Biotech Co., Ltd (“Platinum”)

On January 14, 2021 (the “Closing Date”), the Company entered into a voluntary share exchange transaction with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021 (the “Exchange Agreement”), by and among the Company, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Beijing”), and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo Beijing.

Platinum was incorporated on April 7, 2020 under the laws of the Cayman Islands as a holding company. Commencing April 2020, its consolidated variable interest entity Yubo Beijing is a leading supplier of innovative products that process, store and administer therapeutic doses of endometrial stem cells for treatment of disease and injuries in the PRC..

Immediately prior to the Exchange Transaction, the Company had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares of Class A common stock previously held by Lina Liu, and as of the date hereof, our authorized capital stock consists of 120,000,000 shares of common stock, par value $.001 per share, of which 118,177,885 Class A common plus 4,447 Class B common) are issued and outstanding, and 5,000,000 shares of Preferred Stock, $.001 par value, none of which shares are issued or outstanding. Each share of Class A common stock is entitled to one vote with respect to all matters to be acted on by the stockholders; and each share of Class B common stock is entitled to five votes per share, and is convertible into one share of Class A common stock.

Results of Operations for the Three Months Ended and Nine Months Ended November 30, 2020 compared to the Three Months Ended and Nine Months Ended November 30, 2019

Operating expenses for the three months ended and nine months ended November 30, 2020 were $25,485 and $53,485 compared to $8,000 and $25,000 the three months ended and nine months ended November 30, 2019. The increases are primarily due to accounting and legal fees. Other income (expense) was $305,000 for the 2020 period compared to $(78,000) during the same period ended November 30, 2019. The increase in other income (expense) was attributable to gains from debt extinguishment and gains from settlement of accounts payable and due to related party for the period ended November 30, 2020.

During the nine months ended November 30, 2020 we recorded net income of $251,515 compared to a net loss of $103,000 for the nine months ended November 30, 2019.

Financial Condition, Liquidity and Capital Resources

Going concern

As indicated in the accompanying interim unaudited condensed consolidated financial statements, at November 30, 2020, the Company had $-0- of cash, negative working capital of $9,687 and stockholders’ deficit of $9,687. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on March 1, 2020. The Company’s plans to deal with this uncertainty are described in Note 2 to the accompanying financial statements.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Principles

We have identified critical accounting principles that affect our interim unaudited condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. See Note 2 – Summary of Significant Accounting Policies

As of November 30, 2020, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. Through November 30, 2020, we were not engaged in any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices were not significant.

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

There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgment in decision‑making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended February 29, 2020.

Item 1A. Risk Factors

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. - Exhibits

16.1	Letter of RBSM LLP. (1)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amended and Restated Stock Purchase Agreement. (2)

(1)	Included as exhibit to our Current Report on Form 8-K filed on October 16, 2020.
(2)	Included as exhibit to our Current Report on Form 8-K filed on October 5, 2020.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Yubo International Biotech Limited
(Registrant)

Date: January 19, 2021	By:	/S/ Wang Jun
Wang Jun,
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 19, 2021	By:	/S/ Liu Lina
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

