Form 10-KT
period 2020-12-31
Yubo International Biotech Ltd
filed 2021-04-23
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2020 to December 31, 2020

Commission File Number 0-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact Name of Registrant as Specified in its Charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number – +86 (010) 6615-5141

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the issuer has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company in Rule 12b-2 of the exchange Act. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2020: $0.

As of August 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on August 31, 2020, as reported on the OTC Markets, was approximately $263,393.

As of April 23, 2021, 118,177,885 shares of Class A Common Stock, $.001 par value, and 4,447 shares of Class B Common Stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE – None

PART I

INTRODUCTORY NOTE

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements, but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. Some of these risks, uncertainties and contingencies are discussed in Item 1. Business – Factors and Risks That May Affect Future Results and elsewhere in this report. We assume no obligation to update any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

We, Yubo International Biotech Limited (formerly Magna-Lab Inc.) (the “Company”), a New York corporation, acquired Platinum International Biotech Co. Ltd. (“Platinum”) in a “reverse merger” transaction on January 14, 2021 (See Note 8 – Subsequent Events).

History

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

Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that could benefit from our status as a reporting company in a so-called “reverse merger” transaction. Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders (see also below regarding funding provided to the Company by MALLC, defined below). It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years, we have no commitments to merge with any company at the present time.

In November 2006, the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares were rounded up to the next full share.

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

Recent Change of Control

On September 23, 2020, Activist Investing LLC (the “Seller”), the owner of 116,697,438 common shares (the “Shares”) upon conversion of $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Ms. Lina Liu (the “Purchaser”), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “A&R Stock Purchase Agreement”). The first agreement between the Seller and the Purchaser was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares outstanding at November 30, 2020.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority shareholder of the Company, then appointed Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as Chief Financial Officer, Treasurer and Secretary. As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020.

Name Change

After obtaining the approval of the Company’s Board of Directors (the “Board”) and the majority stockholder, the Company amended its Article of Incorporations by filing of a Certificate of Amendment changing the name of the Company to “Yubo International Biotech Limited” under stock symbol “YBGJ”. The name change became effective December 4, 2020, pursuant to the Certificate of Amendment, upon completion of processing by the Financial Industry Regulatory Authority and in accordance with the SEC rules and regulations.

Recent Developments

Subsequent to our fiscal year ended December 31, 2020, on January 14, 2021 (the “Closing Date”), the Company entered into a voluntary share exchange transaction (the “Exchange Transaction”) with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021, by and among the Company, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Beijing”), and certain selling stockholders named therein (the “Selling Stockholders”).

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the then stockholders of Platinum, in exchange for 100% of the issued and outstanding capital stock of Platinum. As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo Beijing. Platinum was incorporated on April 7, 2020 under the laws of the Cayman Islands as a holding company. Commencing April 2020, its consolidated variable interest entity Yubo Beijing is a leading supplier of innovative products that process, store and administer therapeutic doses of endometrial stem cells for treatment of disease and injuries in the PRC.

COVID-19

On March 11, 2020, the World Health Organization declared the Covid-19 outbreak to be a global pandemic. In addition to the devastating effects on human life, the pandemic is having a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. Most U.S. states and many countries have issued policies intended to stop or slow the further spread of the disease.

Covid-19 and the U.S’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations

Item 1A. Risk Factors.

The following section lists the key current risk factors as of the date of this filing that may have a direct and material impact on our business, financial position, results of operations and cash flows.

Risks Related to Our Business and Industry

The commercial success of our products depends upon the degree of their market acceptance among the medical community. If our products do not attain market acceptance among the medical community, our operations and profitability would be adversely affected.

The commercial success of our products depends, in large part, upon the degree of market acceptance they achieve among the medical community, particularly among physicians, pharmacists, administrators of hospitals, clinics and other health care institutions. Physicians may not prescribe or recommend our products to patients and pharmacies, procurement departments of hospitals, clinics and other health care institutions may not purchase our products if physicians or pharmacists do not find our products attractive. The acceptance and use of our products among the medical community will depend upon a number of factors including:

•	perceptions by physicians, pharmacists, patients and others in the medical community about the safety and effectiveness of our products;
•	the prevalence and severity of any side effects;
•	pharmacological benefit of our products relative to competing products and products under development;
•	the efficacy and potential advantages relative to competing products and products under development;
•	relative convenience and ease of administration;
•	effectiveness of our education, marketing and distribution efforts;
•	publicity concerning our products or competing products and treatments; and
•	the price for our products and competing products.

If our products fail to attain market acceptance among the medical community, or if our currently marketed products cannot maintain market acceptance, our results of operations and profitability would be adversely affected.

Our proprietary, next-generation stem cell derived technologies, our approach for stem cell storage facilities and our manufacturing platform for our stem cell-based product candidates, represent emerging approaches to medical treatments that face significant challenges and hurdles.

We have concentrated our primary research and development efforts on our stem cell therapies using our expertise in tumor biology and cell programming, and our future success is highly dependent on the successful development and manufacture of our CAR-T product candidates. We do not currently have any approved or commercialized products. As with other targeted therapies, off-tumor or off-target activity could delay development or require us to reengineer or abandon a particular product candidate. Because CAR-T cell therapies represent a relatively new field of cellular immunotherapy and cancer treatment generally, developing and commercializing our product candidates subjects us to a number of risks and challenges, including:

•	obtaining regulatory approval for our product candidates, as the regulatory authorities may have limited experience with stem cell-based therapies;
•	developing and deploying consistent and reliable processes for engineering a patient’s stem cells ex vivo and infusing the engineered stem cells back into the patient;
•	conditioning patients with other medical treatments in conjunction with delivering each of our products, which may increase the risk of adverse side effects of our product candidates;
•	sourcing clinical and, if approved, commercial supplies of the materials used to manufacture our product candidates;
•	developing programming modules with the desired properties, while avoiding adverse reactions;
•	creating viral vectors capable of delivering multiple programming modules;
•	developing a reliable and consistent vector and cell manufacturing process;
•	establishing manufacturing capacity suitable for the manufacture of our product candidates in line with expanding enrollment in our clinical studies and our projected commercial requirements;
•	achieving cost efficiencies in the scale-up of our manufacturing capacity;
•	developing protocols for the safe administration of our product candidates;
•	educating medical personnel regarding our stem cell technologies and the potential side effect profile of our product candidates;
•	establishing sales and marketing capabilities to successfully launch and commercialize our product candidates if and when we obtain any required regulatory approvals, and risks associated with gaining market acceptance of a novel therapy if we receive approval; and
•	the availability of coverage and adequate reimbursement from third-party payors for our novel and personalized therapies in connection with commercialization of any approved product candidates.

We may not be able to successfully develop our stem cell derived products, our technology or our other products in a manner that will yield products that are safe, effective, scalable or profitable.

We may not be able to successfully create our own manufacturing infrastructure and stem cell storage facilities for supply and maintenance of our requirements of programmed stem cell products for use in clinical trials and for commercial sale.

We currently have manufacturing and storage facilities in China supplying clinical materials for our trials and commercial production through agreements with third parties. We intend to expand the capacities at these sites as we begin to expand the production of our products. We are also in the process of establishing manufacturing capability in Beijing, which will provide a regional product supply as well as add to our global manufacturing ability.

Our manufacturing and commercialization strategy is based on establishing a fully integrated vein-to-vein product delivery cycle. Over time, we expect to establish regional or zonal manufacturing hubs to service major markets to meet projected needs for commercial sale quantities. However, we are still in the process of constructing manufacturing and storage facilities that will allow us to meet commercial sale quantities.

The implementation of this plan is subject to many risks. For example, the establishment of a stem cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals. Expanding our internal manufacturing infrastructure will rely upon finding personnel with an appropriate background and training to staff and operate the facility. Should we be unable to find these individuals, we may need to rely on external contractors or train additional personnel to fill the needed roles. There are a small number of individuals with experience in stem cell therapy and the competition for these individuals is high.

We expect that operating our own commercial stem cell manufacturing and storage facilities will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term cost margins. However, we have limited experience as a company in designing and operating a commercial manufacturing and storage facility and may never be successful in developing our own manufacturing capability. We may establish additional manufacturing and storage sites as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our operations could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors, or we may not be successful in establishing sufficient capacity to produce our product candidates in sufficient quantities to meet the requirements for the potential launch or to meet potential future demand, all of which could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our business.

Our success is dependent upon our ability to maintain our relationships with hospitals, clinics, pharmacies, drugstores and other health care institutions, to expand such relationships and develop new relationships.

Our business depends significantly on our relationships with hospitals, clinics, pharmacies, drugstores and other health care institutions. No assurance can be given that any such distribution channels will continue their relationships with us, and the loss of one or more of these distribution channel partners could have a material adverse effect on our business, results of operations and financial condition. Our ability to grow our business will therefore depend to a significant degree upon our ability to develop new relationships with such distribution channel partners and to expand existing relationships. No assurance can be given that new partners will be found, that any such new relationships will be successful when they are in place, or that business with current distribution channel partners will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to timely identify or otherwise effectively respond to changing customer preferences, and we may fail to optimize our product offering and inventory position.

The pharmaceutical industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. We believe that our success depends on our ability to anticipate and identify customer preferences and adapt our product selection to these preferences. In particular, we believe that we must optimize our product selection and inventory positions based on sales trends. No assurances can be given that our product selection, especially our selections of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If we fail to anticipate accurately either the market for our products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, we may not be able to adapt our product selection to customer preferences or make appropriate adjustments to our inventory positions, which could significantly reduce our revenue and have a material adverse effect on our business, financial condition and results of operations.

We face significant competition, and if we do not compete successfully against existing and new competitors, our revenue and profitability would be materially and adversely affected.

The pharmaceutical industry in China is highly competitive, and we expect competition to intensify. In addition, there is a trend towards consolidation of the pharmaceutical industry in the future. Our primary competitors are other provincial pharmaceutical distributors. We compete for customers and revenue primarily on the basis of product selection, price, and timely delivery of products. Moreover, we may be subject to additional competition from new entrants to the drugstore industry in China. If the PRC government removes the barriers for foreign companies to operate majority-owned pharmaceutical distributors in China, we could face increased competition from foreign companies. Some of our larger competitors may enjoy competitive advantages, such as:

•	greater financial and other resources;
•	larger variety of products;
•	more extensive and advanced supply chain management systems;
•	greater pricing flexibility;
•	larger economies of scale and purchasing power;
•	more extensive advertising and marketing efforts;
•	greater knowledge of local market conditions; and
•	larger sales and distribution networks.

As a result, we may be unable to offer products similar to, or more desirable than, those offered by our competitors, market our products as effectively as our competitors or otherwise respond successfully to competitive pressures. In addition, our competitors may be able to offer larger discounts on the same or competing products, and we may not be able to profitably match those discounts. Furthermore, our competitors may offer products that are more attractive to our customers or that render our products uncompetitive. Our failure to compete successfully could materially and adversely affect our business, financial condition, results of operation and prospects.

We rely on third-party manufacturers to supply our products.

We rely on third-party manufactures to supply our products. Reliance on such third-party manufacturers involves a number of risks, including a lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of our third-party manufacturers cannot or will not manufacture our products in required volumes in compliance with applicable regulations, on a cost-effective basis, in a timely manner, or at all, we will have to secure alternative manufacturers. Maintaining relationships with existing manufacturers and replacing such manufacturers may be difficult and time consuming. Any disruption of our network of manufacturers, including failure to renew existing distribution agreements with desired manufacturers, could negatively affect our product selection and our ability to effectively sell our products and could materially and adversely affect our business, financial condition and results of operations

Our certificates, permits, and licenses related to our business are subject to governmental control and renewal and failure to obtain renewal will cause all or part of our operations to be terminated.

We are subject to various PRC laws and regulations pertaining to the pharmaceutical industry. We have attained certificates, permits, and licenses required for the operation of our business. In the event that we are not able to meet any new requirements imposed on our business by the appropriate regulatory authorities or are unable to renew our certificates, permits and licenses, all or part of our operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of our operations, it may adversely affect our operation and profitability.

If we are unable to protect our intellectual property from infringement, our business and prospects may be harmed.

As sales of our private label products increasingly account for a substantial portion of our revenue, we consider our brand name, trade names and trademarks to be valuable assets. Under PRC law, we have the exclusive right to use a trademark for products for which such trademark has been registered with the PRC Trademark Office of State Administration for Industry and Commerce (“SAIC”). In addition, no assurances can be given that we will be able to obtain any trademarks for which we may apply in the future.

Moreover, we may be unable to prevent third parties from using our brand name or trademarks without authorization and we may not have adequate remedies for such violations. Unauthorized use of our brand name or trademarks by third parties may adversely affect our business and reputation, including the perceived quality and reliability of our products.

We also rely on trade secrets to protect our know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors or advisors may unintentionally or willfully disclose our information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts could be expensive and time-consuming, and the outcome is unpredictable. In addition, if our competitors independently develop information that is equivalent to our trade secrets or other proprietary information, it will be even more difficult for us to enforce our rights and our business and prospects could be harmed.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, because the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, we may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect our intellectual property rights could result in substantial costs and diversion of our resources and could seriously harm our business and operating results. Furthermore, the degree of future protection of our proprietary rights is uncertain and may not adequately protect our rights or permit us to gain or keep our competitive advantage. If we are unable to protect our trade names, trademarks, trade secrets and other propriety information from infringement, our business, financial condition and results of operations may be materially and adversely affected.

We face risks associated with uncertainties relating to Regulation for the Administration of Human Genetic Resources.

The collection, preservation, usage and outbound provision of human genetic resources in the PRC are governed by Regulation for the Administration of Human Genetic Resources, or HGR Regulation, except for activities relating to human genetic resources conducted for some specific purposes including clinical diagnosis and treatment. We believe that our stem cell bank is both for the purpose of clinical diagnosis and treatment, so that such activities relating to human genetic resources in our diagnosis business or early screening business may not be governed by HGR Regulation. However, we cannot assure you that our stem cell bank will be continuously deemed as conducted for the purpose of clinical diagnosis and treatment by the relevant government authority. Meanwhile, our endometrial stem cell bank in our development services are governed by HGR Regulation.

Pursuant to HGR Regulation, there are some limitations for foreign entities, individuals and such entities established or actually controlled thereby (“Restricted Entities”, and each, a “Restricted Entity”) to engage in activities relating to human genetic resources. For example, the Restricted Entity is not allowed to collect or preserve human genetic resources of China, while it is prohibited from using human genetic resources of China unless that such Restricted Entity have obtained an approval from relevant government authority or have filed with relevant government authority for international cooperation with a domestic entity. Taking into consideration of our consultation with a competent government authority, among others, although an entity controlled, directly or indirectly, by foreign persons through shareholding ownership would be deemed as a Restricted Entity, HGR Regulation remains unclear as to whether a VIE entity controlled by a wholly foreign owned enterprise through contractual arrangements would be deemed as a Restricted Entity. We cannot assure you that our VIE entities will not be deemed as Restricted Entities in the future, given the lack of clear statutory interpretation regarding HGR Regulation. If our VIE entities engaging in development services are deemed as the Restricted Entities by relevant government authority, our cooperation with foreign entities, among others, would be adversely affected and we may have to cooperate with domestic entities and be required to obtain approvals or file with relevant government authority for such cooperation which could result in additional cost and our business, financial condition and results of operations will be adversely affected.

We are subject to critical accounting policies and actual results may vary from our estimates.

We follow generally accepted accounting principles in the United States in preparing our financial statements. As part of the preparation of such financial reports, we must make many estimates and judgments concerning future events, which affect the value of the assets and liabilities, contingent assets and liabilities, and revenue and expenses reported in our financial statements. We believe that these estimates and judgments are reasonable, and we make them in accordance with our accounting policies based on information available at the time. However, actual results could differ from our estimates, and this could require us to record adjustments to expenses or revenues that could be material to our financial position and results of operations in the future.

We may acquire other businesses, license rights to products or form alliances with third-parties, which could cause us to incur significant expenses and could negatively affect our profitability.

We may pursue acquisitions, licensing arrangements, and strategic alliances, as part of our business strategy. We may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If we are successful in making an acquisition, the products that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. We may not be able to integrate acquisitions successfully into our existing business and could incur or assume significant debt and unknown or contingent liabilities. This may result in increased borrowing costs and interest expense.

We may need additional capital and may not be able to obtain it on acceptable terms or at all, which could adversely affect our liquidity and financial position; the issuance of additional equity would result in dilution to our shareholders.

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;
•	general market conditions for capital-raising activities by pharmaceutical companies; and
•	economic, political and other conditions in China and elsewhere.

No assurances can be given that we will be able to obtain additional capital in a timely manner or on commercially acceptable terms or at all.

Risks Related to Our Corporate Structure

Transactions among our affiliates are subject to scrutiny by the PRC tax authorities and a finding that we or any of our consolidated entities owe additional taxes could have a material adverse impact on our net income and the value of an investment in our common stock.

Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. If any of the transactions we have entered into among our consolidated entities are challenged by the PRC tax authorities to be not on an arm’s-length basis, or to result in an unreasonable reduction in our PRC tax obligations, the PRC tax authorities have the authority to disallow our tax deduction claims, adjust the profits and losses of our respective PRC consolidated entities and assess late payment fees and other penalties. Our net income may be materially reduced if our tax liabilities increase or if we are otherwise assessed late payment fees or other penalties.

We currently conduct our business primarily through a contractually controlled PRC operating entity, and our control of the day-to-day operations of such PRC entity pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entity due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

We currently conduct a substantial portion of our business primarily through our contractually controlled PRC operating entity. PRC laws and regulations govern our operations in the PRC. Our contractually controlled PRC operating entity is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises (“WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of our contractually controlled PRC operating entity, because we do not directly own our contractually controlled PRC operating entity, we may encounter problems enforcing our rights to control the business affairs and day-to-day operations of such entity. If we find it necessary to take legal action in the PRC to enforce our rights under our contracts with the PRC operating entity, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in PRC. However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation, if any, of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention. Accordingly, notwithstanding our contractual control over our PRC operating entity, such control may not be as effective as if we conducted our business through direct equity owned PRC entities which could materially and adversely affect our results of operations.

Our contractual arrangements with Yubo and its shareholders may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Yubo as we rely on the contractual arrangements of the VIE agreements to control and operate Yubo. These contractual arrangements may not be as effective in providing control over Yubo as direct ownership. For example, Yubo could fail to take actions required for our business or fail to pay dividends to Yubo WFOE despite its contractual obligation to do so. If Yubo fails to perform its obligation under the VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

If the PRC government finds that the contractual arrangements that establish the structure for operating our business in China do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subjected to severe consequences, including the nullification of such agreements and the relinquishment of our interest in our VIE.

Current PRC laws and regulations impose certain restrictions or prohibitions on foreign ownership of companies that engage in medical institutions which our stem cell bank relates to, and in the development and application of technologies for diagnosis and treatment of human stem cells and genes, which our stem cell bank and endometrial stem cell bank business relates to. Pursuant to the Special Administrative Measures (Negative List) issued by the NDRC and MOFCOM on June 23, 2020, which came into force on July 23, 2020, foreign investment are allowed in PRC medical institutions only through joint venture entities, and the foreign shareholding in these entities is limited to 70.0%, which percentage was stipulated in the Interim Administrative Measures on Sino-Foreign Equity Medical Institutions and Sino-Foreign Cooperative Medical Institutions, or the JV Interim Measures. Additionally, certain industries are specifically prohibited for foreign investment, including the development and application of technologies for diagnosis and treatment of human stem cells and genes.

To comply with PRC laws and regulations, we conduct our stem cell bank and endometrial stem cell bank business in China through VIE. We, through Yubo WFOE, our wholly owned subsidiary in China, entered into a series of contractual arrangements with our VIE and its ultimate shareholders, in order to (i) exercise effective control over our VIE, (ii) receive substantially all of the economic benefits of our VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in our VIE when and to the extent permitted by PRC law. As a result of these contractual arrangements, we have control over and are the primary beneficiary of our VIE and hence consolidate its financial results under GAAP. Although the structure we have adopted is consistent with long-standing practice in certain industries, such as TMT industry, and is also adopted by some of our peers in China, the PRC government may not agree that these arrangements comply with PRC license, registration or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. Our VIE hold the licenses, approvals and key assets that are essential for the operations of our precision oncology service businesses.

We believe: (i) the ownership structures of our VIE in China, currently do not, and immediately after giving effect to this offering, will not result in any violation of the applicable PRC laws or regulations currently in effect, and (ii) subject to the risks as disclosed in the section headed “Risk Factors—Risks Relating to Our Corporate Structure”, the contractual arrangements between WFOE, our VIE and its respective equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and do not violate any applicable PRC laws, rule or regulation currently in effect. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure violates PRC laws and regulations. Thus, we cannot assure you that the PRC government will not ultimately take a view contrary to the opinion of our PRC Legal Counsel. If we are found in violation of any PRC laws or regulations or if the contractual arrangements among WFOE, our VIE and its respective equity holders are determined as illegal or invalid by any PRC court, arbitral tribunal or regulatory authorities, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation:

•	revoking the agreements constituting the contractual arrangements;
•	revoking our business and operating licenses;
•	requiring us to discontinue or restrict operations;
•	restricting our right to collect revenue;
•	shutting down all or part of our websites or services;
•	levying fines on us and/or confiscating the proceeds that they deem to have been obtained through non-compliant operations;
•	requiring us to restructure the operations in such a way as to compel us to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;
•	imposing additional conditions or requirements with which we may not be able to comply;
•	restricting or prohibiting our use of proceeds from public offering or other financing activities to finance our business and operations in China; or
•	taking other regulatory or enforcement actions that could be harmful to our business.

Furthermore, any of the assets under the name of any record holder of equity interest in VIE, including such equity interest, may be put under court custody in connection with litigation, arbitration or other judicial or dispute resolution proceedings against that record holder. We cannot be certain that the equity interest will be disposed of in accordance with the contractual arrangements. In addition, new PRC laws, rules and regulations may be introduced to impose additional requirements that may impose additional challenges to our corporate structure and contractual arrangements. The occurrence of any of these events or the imposition of any of these penalties may result in a material and adverse effect on our ability to conduct our precision oncology service business. In addition, if the imposition of any of these penalties causes us to be unable to direct the activities of such VIE and its subsidiaries or the right to receive their economic benefits, we would no longer be able to consolidate such VIE into our financial statements, thus adversely affecting our results of operation.

Risks Related to Doing Business in China

The pharmaceutical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of our drugs.

A material portion of our research and development operations and manufacturing facilities are in China, which we believe confers clinical, commercial and regulatory advantages. The pharmaceutical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. See “Business—Government Regulation—PRC Regulation” for a discussion of the regulatory requirements that are applicable to our current and planned business activities in China. For example, under PRC law, before we enter into a clinical trial agreement with a PRC partner, the parties are required to obtain an approval for projects of international collaboration in respect of human genetic resources in order to utilize genetic material contained in biological samples collected from Chinese human subjects. The relevant PRC partners in some of our collaboration projects have not obtained such approval in a timely manner. The failure to obtain such approval could cause relevant collaboration projects to be suspended by governing authorities, may result in fines and also may constitute a breach under our agreements with certain CROs. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure of fully comply with such requirement may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the pharmaceutical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on our business or cause delays in or prevent the successful development or commercialization of our drug candidates in China and reduce the current benefits we believe are available to us from developing and manufacturing drugs in China. PRC authorities have become increasingly vigilant in enforcing laws in the pharmaceutical industry and any failure by us or our partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of our business activities in China. We believe our strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that our strategy and approach will continue to be aligned.

The Chinese economy differs from the economies of most developed countries in many respects, including a higher level of government involvement, the ongoing development of a market-oriented economy, a higher level of control over foreign exchange, and a less efficient allocation of resources.

While the PRC economy has experienced significant growth since the late 1970s, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. These measures are intended to benefit the overall PRC economy, but may also have a negative effect on us. For example, our business, financial condition and results of operations could be adversely affected by PRC government control over capital investments or changes in regulations that are applicable to us.

The PRC economy has been transitioning from a centrally planned economy to a more market-oriented economy. Although the PRC government has implemented measures since the late 1970s that emphasize the utilization of market forces for economic reform, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

The PRC legal system contains uncertainties, which could limit the legal protections available to you and to us.

In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past four decades has significantly enhanced the protections afforded to various forms of foreign investment in China. Our PRC subsidiary is subject to laws and regulations applicable to foreign-invested enterprises in China. In particular, they are subject to PRC laws, rules and regulations governing foreign companies’ ownership and operation of pharmaceutical businesses. Such laws and regulations are subject to change, and their interpretation and enforcement involve uncertainties, which could limit the legal protections available to us and our investors. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of such laws, or the preemption of local regulations by PRC laws, rules and regulations.

Moreover, China has a civil law system based on written statutes, which, unlike common law systems, is a system in which decided judicial cases have little precedential value. Furthermore, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of litigation. In addition, enforcement of existing laws or contracts based on existing laws may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement within China. All such uncertainties could materially and adversely affect our business, financial condition and results of operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Report based on foreign laws. It may also be difficult for overseas regulators or you to conduct investigations or collect evidence within China.

We are an exempted company incorporated under the laws of the Cayman Islands. We conduct a material portion of our operations in China and a material portion of our assets are located in China. In addition, many of our senior executive officers and directors reside within China for a significant portion of the time and some of them are PRC nationals. As a result, it may be difficult for you to effect service of process upon us or those persons inside China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information, documents and materials needed for regulatory investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no entity or individual may provide the documents and materials relating to securities business activities to overseas parties. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

We may be restricted from transferring our scientific data abroad.

On March 17, 2018, the General Office of the PRC State Council promulgated the Measures for the Management of Scientific Data, or the Scientific Data Measures, which provide a broad definition of scientific data and relevant rules for the management of scientific data. According to the Scientific Data Measures, enterprises in China must seek governmental approval before any scientific data involving a state secret may be transferred abroad or to foreign parties. Further, any researcher conducting research funded, at least in part, by the PRC government is required to submit relevant scientific data for management by the entity to which such researcher is affiliated before such data may be published in any foreign academic journal. Currently, as the term “state secret” is not clearly defined, there is no assurance that we can always obtain relevant approvals for sending scientific data (such as the results of our pre-clinical studies or clinical trials conducted within China) abroad, or to our foreign partners in China.

If we are unable to obtain the necessary approvals in a timely manner, or at all, our research and development of drug candidates may be hindered, which may materially and adversely affect our business, results of operations, financial conditions and prospects. If relevant government authorities consider the transmission of our scientific data to be in violation of the requirements under the Scientific Data Measures, we may be subject to specific administrative penalties imposed by those government authorities.

Dividends we receive from our subsidiaries located in the PRC may be subject to PRC withholding tax, which could materially and adversely affect the amount of dividends, if any, we may pay our shareholders.

The PRC Enterprise Income Tax Law classifies enterprises as resident enterprises and non-resident enterprises. The PRC Enterprise Income Tax Law provides that an income tax rate of 20% may be applicable to dividends payable to non-resident investors, which (i) do not have an establishment or place of business in the PRC, or (ii) have an establishment or place of business in the PRC but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC. The State Council of the PRC reduced such rate to 10% through the implementation regulations of the PRC Enterprise Income Tax Law. Further, pursuant to the Double Tax Avoidance Arrangement between Hong Kong and Mainland China, or the Double Tax Avoidance Arrangement, and the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties issued in February 2009 by the State Administration of Taxation of the PRC, or the SAT, if a Hong Kong resident enterprise owns more than 25% of the equity interest in a company in China at all times during the 12-month period immediately prior to obtaining a dividend from such company, the 10% withholding tax on dividends is reduced to 5% provided that certain other conditions and requirements under the Double Tax Avoidance Arrangement and other applicable PRC laws are satisfied at the discretion of relevant PRC tax authority.

If our Cayman Islands subsidiary and our Hong Kong subsidiary are considered as non-resident enterprises and our Hong Kong subsidiary is considered as a Hong Kong resident enterprise under the Double Tax Avoidance Arrangement and is determined by the competent PRC tax authority to have satisfied relevant conditions and requirements, then the dividends paid to our Hong Kong subsidiary by its PRC subsidiary may be subject to the reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. However, based on the Notice on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. In addition, based on the Announcement of the State Administration of Taxation on Issues Relating to Beneficial Owner in Tax Treaties, effective from April 1, 2018, under certain conditions a company cannot be defined as a beneficial owner under the treaty and thus are not entitled to the abovementioned reduced income tax rate of 5% under the Double Tax Avoidance Arrangement. If we are required under the PRC Enterprise Income Tax Law to pay income tax for any dividends we receive from our subsidiaries in China, or if our Hong Kong subsidiary is determined by PRC government authority as receiving benefits from reduced income tax rate due to a structure or arrangement that is primarily tax-driven, it would materially and adversely affect the amount of dividends, if any, we may pay to our shareholders.

If we are classified as a “resident enterprise” of China under the PRC Enterprise Income Tax Law, we and our non-PRC shareholders could be subject to unfavorable tax consequences, and our business, financial condition and results of operations could be materially and adversely affected.

Under the PRC Enterprise Income Tax Law and its implementation rules, an enterprise established outside the PRC with “de facto management body” within the PRC is considered a “resident enterprise” and will be subject to the enterprise income tax on its global income at the rate of 25%. The implementation rules define the term “de facto management body” as the body that exercises full and substantial control and overall management over the business, productions, personnel, accounts and properties of an enterprise. In 2009, SAT issued a circular, known as SAT Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. Although this circular only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the criteria set forth in the circular may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises. According to SAT Circular 82, an offshore incorporated enterprise controlled by a PRC enterprise or a PRC enterprise group will be regarded as a PRC tax resident by virtue of having its “de facto management body” in China and will be subject to PRC enterprise income tax on its global income only if all of the following conditions are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals, and board and shareholder resolutions, are located or maintained in the PRC; and (iv) at least 50% of board members with voting rights or senior executives habitually reside in the PRC.

We believe that we are not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, we may be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises, including the holders of the common stock. In addition, non-resident enterprise shareholders, including our common stock holders, may be subject to PRC tax at a rate of 10% on gains realized on the sale or other disposition of common stock or ordinary shares, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders, including our common stockholders, and any gain realized on the transfer of common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20%, which in the case of dividends may be withheld at source. Any PRC tax liability may be reduced by an applicable tax treaty. However, it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock or ordinary shares.

In addition to the uncertainty as to the application of the “resident enterprise” classification, we cannot assure you that the PRC government will not amend or revise the taxation laws, rules and regulations to impose stricter tax requirements or higher tax rates. Any of such changes could materially and adversely affect our financial condition and results of operations.

Governmental control of currency conversion may affect the value of your investment.

Currently, the RMB cannot be freely converted into any foreign currency. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, for most capital account items, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the common stock.

Fluctuation in exchange rates could have a negative effect on our results of operations and the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions in China and by China’s foreign exchange policies. Since June 2010, the RMB has fluctuated against the U.S. dollar, at times significantly and unpredictably. On November 30, 2015, the Executive Board of the International Monetary Fund, or IMF, completed the regular five-year review of the basket of currencies that make up the Special Drawing Right, or the SDR, and decided that with effect from October 1, 2016, the RMB is determined to be a freely usable currency and will be included in the SDR basket as a fifth currency, along with the U.S. dollar, the euro, the Japanese yen and the British pound. Since the fourth quarter of 2016, the RMB has depreciated significantly in the backdrop of a surging U.S. dollar and persistent capital outflows of China. With the development of the foreign exchange market and progress toward interest rate liberalization and RMB internationalization, the PRC government may in the future announce further changes to the exchange rate system, and we cannot assure you that the RMB will not appreciate or depreciate significantly in value against the U.S. dollar in the future. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. dollar in the future.

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. As of the date of this Report, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency or to convert foreign currency into RMB.

PRC regulations relating to offshore investment activities by PRC residents and enterprises may increase our administrative burden and restrict our overseas and cross-border investment activity. If our PRC resident and enterprise shareholders fail to make any required applications and filings under such regulations, we may be unable to distribute profits to such shareholders and may become subject to liability under PRC law.

In July 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaces the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round-tripping Investment via Overseas Special Purpose, or SAFE Circular 75. SAFE Circular 37 requires PRC residents, including PRC individuals and PRC corporate entities, to register with SAFE or its local branches in connection with their direct or indirect offshore investment activities. SAFE Circular 37 is applicable to our shareholders who are PRC residents and may be applicable to any offshore acquisitions that we may make in the future.

Under SAFE Circular 37, PRC residents who make, or have prior to the implementation of SAFE Circular 37 made, direct or indirect investments in offshore special purpose vehicles, or SPVs, are required to register such investments with SAFE or its local branches. In addition, any PRC resident who is a direct or indirect shareholder of an SPV, is required to update its registration with the local branch of SAFE with respect to that SPV, to reflect any change of basic information or material events. If any PRC resident shareholder of such SPV fails to make the required registration or to update the registration, the subsidiary of such SPV in China may be prohibited from distributing its profits or the proceeds from any capital reduction, share transfer or liquidation to the SPV, and the SPV may also be prohibited from making additional capital contributions into its subsidiaries in China. In February 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or SAFE Notice 13. Under SAFE Notice 13, applications for foreign exchange registration of inbound foreign direct investments and outbound direct investments, including those required under SAFE Circular 37, shall be filed with qualified banks instead of SAFE. Qualified banks should examine the applications and accept registrations under the supervision of SAFE.

We may not be aware of the identities of all of our beneficial owners who are PRC residents. To our knowledge, some of our beneficial owners have not complied with SAFE registration requirements under SAFE Circular 37 and subsequent implementation rules on time or at all, sometimes due to reasons beyond their control. However, we do not have control over our beneficial owners and cannot compel them to comply with SAFE Circular 37 and subsequent implementation rules. Therefore, we cannot assure you that any required registration under SAFE Circular 37 and any amendment will be completed in a timely manner, or at all. The failure of our beneficial owners who are PRC residents to register or amend their foreign exchange registrations pursuant to SAFE Circular 37 and subsequent implementation rules, or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 and subsequent implementation rules, may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions. Failure to register or comply with relevant requirements may also limit our ability to contribute additional capital to our PRC subsidiary and limit our PRC subsidiary’s ability to distribute dividends to us. These risks may have a material adverse effect on our business, financial condition and results of operations.

Furthermore, as these foreign exchange and outbound investment related regulations and their interpretation and implementation have been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border investments and transactions, will be interpreted, amended and implemented by the relevant government authorities. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. We cannot assure you that we have complied or will be able to comply with all applicable foreign exchange and outbound investment related regulations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of PRC companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules and relevant regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. The M&A Rules require that the Ministry of Commerce, or the MOFCOM, be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that have or may have an impact on the national economic security; or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. The approval from MOFCOM shall be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies.

The Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress, or NPC, which became effective in August 2008, requires that when a concentration of undertakings occurs and reaches statutory thresholds, the undertakings concerned shall file a prior notification with MOFCOM. Without the clearance from MOFCOM, no concentration of undertakings shall be implemented and effected. Mergers, acquisitions or contractual arrangements that allow one market player to take control of or to exert decisive impact on another market player must also be notified in advance to the MOFCOM when the threshold under the Provisions on Thresholds for Prior Notification of Concentrations of Undertakings, or the Prior Notification Rules, issued by the State Council in August 2008 is triggered. If such prior notification is not obtained, MOFCOM may order the concentration to cease its operations, dispose of shares or assets, transfer the business of the concentration within a time limit, take any other necessary measures to restore the situation as it was before the concentration, and may impose administrative fines.

In addition, the Implementing Rules Concerning Security Review on the Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, specify that mergers and acquisitions by foreign investors involved in “an industry related to national security” are subject to strict review by the MOFCOM, and prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangement. In the future, we may grow our business by acquiring complementary businesses. Complying with the requirements of the abovementioned regulations and other relevant rules to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions.

We cannot preclude the possibility that the MOFCOM or other government agencies may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

We and our shareholders face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises, assets attributed to a PRC establishment of a non-PRC company or immovable properties located in China owned by non-PRC companies.

In February 2015, SAT issued a Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Public Notice 7. SAT Public Notice 7 extends its tax jurisdiction to transactions involving transfer of other taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Public Notice 7 provides clear criteria for assessment of reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Public Notice 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. In October 2017, SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The Bulletin 37 further clarifies the practice and procedure of the withholding of nonresident enterprise income tax. Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer other than transfer of shares of our common stock acquired and sold on public markets may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions that involve PRC taxable assets, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is the transferor in such transactions and may be subject to withholding obligations if our company is the transferee in such transactions, under SAT Public Notice 7 or Bulletin 37, or both.

Risks Relating to our Common Stock and our Status as a Public Company

The relative lack of public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks public company experience and is generally unfamiliar with the requirements of the United States securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange. Although our common stock is listed on the OTC Marketplace, there is a limited public market for shares of our common stock, and limited trades of our common stock have taken place on the OTC Marketplace. Even if the shares of our common stock may in the future trade greater volume on the OTC Marketplace, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our common stock will develop or be sustained. Trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over the counter stocks and certain major brokerage firms restrict their brokers from recommending over the counter stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our common stock.

Even if our common stock will in the future trade more actively on the OTC Marketplace, the price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities. Such risks could have an adverse effect on the stock’s future liquidity.

We may be subject to risks related to penny stocks because of special regulations prescribed by the SEC.

Our common stock may be subject to regulations prescribed by the SEC relating to “penny stocks.” The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price (as defined in such regulations) of less than $5.00 per share, subject to certain exceptions. When and if trading of our common stock is established, such stock may meet the definition of a penny stock and be subject to these regulations, which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and “accredited investors” (generally institutions with assets in excess of $5,000,000 and individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 (individually) or $300,000 (jointly with their spouse)).

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares of our common stock that have not been registered under the Securities Act of 1933, as amended, regardless of whether such shares are restricted or unrestricted, are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a “shell company.” In addition, any shares of our common stock that are held by affiliates, including any received in a registered offering, will be subject to the resale restrictions of Rule 144(i).

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, we were a “shell company” pursuant to Rule 144 prior to the consummation of the Exchange Transaction, and as such, sales of our securities pursuant to Rule 144 are not able to be made until a period of at least twelve months has elapsed from the date that this Current Report on Form 8-K has been filed with the Commission reflecting the Company’s status as a “non-shell company.” Therefore, any restricted securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after the date of the filing of this Current Report on Form 8-K and we have otherwise complied with the other requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our previous status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless. Lastly, any shares held by affiliates, including shares received in any registered offering, will be subject to the resale restrictions of Rule 144(i).

Stock, Stockholder and Charter Related Risks

Our common stock price has fluctuated considerably, has limited trading volume and may not appreciate in value.

Our shares are traded on the OTC Pink under the symbol “YBGJ.” Trading in our shares has generally been inactive. The absence of an active trading market reduces the liquidity of an investment in our shares. The market price for our shares has been and is likely to be very volatile. Numerous factors beyond our control may have a significant adverse effect on prices. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management’s attention and resources.

Our corporate charter contains authorized, unissued preferred stock which may be issued with terms that dilute voting and other rights of common stockholders.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of “blank check” preferred stock with designations, rights and preferences that may be determined from time to time by our Board. Accordingly, our Board is empowered, without shareholder approval, to issue a new series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common shareholders. The issuance of a new series of preferred stock could be used in certain circumstances as a method of discouraging, delaying or preventing a change in control of us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC. The lease for our headquarters has a term of five years, with a total rental and property management fee of RMB1.9 million in year one with no less than 4% increase each year thereafter. The lease will expire on July 31, 2024.

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

Item 4. Properties.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

The following sets forth the high and low bid prices for the Company’s Class A common stock for each quarter during the ten months ended December 31, 2020 and for the years ended February 29, 2020 and February 28, 2019. The source for the high and low bid information is publicly available charts on www.otcmarkets.com.

	Fiscal Year Ended December 31, 2020
	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.15	$0.11
Second Quarter ended August 31,	$0.72	$0.11
Third Quarter ended November 30,	$2.00	$0.40
Fourth Quarter ended December 31,	$3.50	$1.16

	Fiscal Year Ended
	February 29, 2020		February 28, 2019
	High	Low	High	Low
Class A Common Stock:
First Quarter ended May 31,	$0.80	$0.03	$0.02	$0.02
Second Quarter ended August 31,	$0.30	$0.15	$0.08	$0.02
Third Quarter ended November 30,	$0.25	$0.15	$0.80	$0.02
Fourth Quarter ended February 28,	$0.27	$0.10	$0.02	$0.02

There is no established public trading market for the Company’s Class B common stock.

On April 21, 2021 the closing bid price for the Class A common stock was approximately $0.80.

The number of record holders of the Company’s securities as of April 23, 2021 is as follows:

Title of Class	Number of Record Holders
Class A Common Stock	118,177,885
Class B Common Stock	4,447

We have not paid any cash dividends on our common stock since our formation and do not intend to do so in the future.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

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

We, Yubo International Biotech Limited (formerly Magna-Lab Inc.), a New York corporation, acquired Platinum International Biotech Co. Ltd. in a “reverse merger” transaction on January 14, 2021 (See Note 8 – Subsequent Events).

History

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

Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that could benefit from our status as a reporting company in a so-called “reverse merger” transaction. Entering into a “reverse merger” would likely involve very substantial dilution to the existing shareholders (see also below regarding funding provided to the Company by MALLC, defined below). It would, however, provide an opportunity to return some value to shareholders. While we have identified and explored merging with a number of candidates over the past few years, we have no commitments to merge with any company at the present time.

In November 2006 the shareholders of the Company approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares were rounded up to the next full share.

In order to raise cash to continue our efforts to pursue a reverse merger, on October 31, 2005, the Company consummated a stock purchase agreement with Magna Acquisition LLC which resulted in a change of control of our company. Under the agreement, we sold 300,000 shares of Class A common stock to MALLC for gross proceeds of $190,000, before expenses. Contemporaneous with and as a condition to the investment, MALLC purchased from our former principal stockholder, Noga Investments in Technology, Ltd., a company in receivership, 307,727 shares of the Company’s Class A common stock, representing all the shares of our common stock owned by that shareholder.

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

Recent Change of Control

On September 23, 2020, Activist Investing LLC, the owner of 116,697,438 common shares upon conversion of $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Ms. Lina Liu, a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement. The first agreement between the Seller and the Purchase was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares outstanding at November 30, 2020.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority shareholder of the Company, then appointed Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as Chief Financial Officer, Treasurer and Secretary. As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020.

Name Change

After obtaining the approval of the Board and the majority stockholder, the Company amended its Article of Incorporation by filing of a Certificate of Amendment changing the name of the Company to “Yubo International Biotech Limited” under stock symbol “YBGJ”. The name change became effective December 4, 2020, pursuant to the Certificate of Amendment, upon completion of processing by the Financial Industry Regulatory Authority and in accordance with the SEC rules and regulations.

Recent Developments

Subsequent to our fiscal year ended December 31, 2020, on January 14, 2021, the Company entered into a voluntary share exchange transaction with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021, by and among the Company, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China, and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the then stockholders of Platinum, in exchange for 100% of the issued and outstanding capital stock of Platinum. As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo Beijing. Platinum was incorporated on April 7, 2020 under the laws of the Cayman Islands as a holding company. Commencing April 2020, its consolidated variable interest entity Yubo Beijing is a leading supplier of innovative products that process, store and administer therapeutic doses of endometrial stem cells for treatment of disease and injuries in the PRC.

Financial Condition and Results of Operations

Liquidity and Capital Resources – At December 31, 2020, we had approximately $0 in cash and our working capital deficit and stockholders’ deficit were both approximately $7,426. We continue to lose money. Cash used by operations during the ten months ended December 31, 2020 totaled approximately $11,000 and we are delinquent on various debts and accounts payable.

Results of Operations – Operating expenses of $57,724, $29,000 and $48,000 during the years ended, December 31, 2020, February 29, 2020 and February 28, 2019, respectively, reflect operating costs of occupancy, insurance, professional and other fees associated with maintaining our public reporting and minimal operations. Expenses in the year ended December 31, 2020, February 29, 2020 and February 28, 2019 were reduced by the elimination (for the part of the year ended December 31, 2020 and for full year ended February 29, 2020) of certain costs in June and July 2018 including vacating the company’s office space.

Interest expense was approximately $53,000, $105,000 and $100,000 in the years ended December 31, 2020, February 29, 2020 and February 28, 2019, respectively, reflecting interest on the loans payable to our principal shareholder, MALLC. Such interest has increased with the increase in principal amount of such loans outstanding from $687,250 at February 29, 2020 to $703,750 at December 31, 2020. Additionally, most of the amounts outstanding currently carry the default interest rate of 15%.

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

Going Concern Consideration – As indicated in the accompanying consolidated financial statements, at December 31, 2020, the Company had $0 in cash, negative working capital of $7,426 and a stockholders’ deficit of $7,426. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on January 1, 2021. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” However, there is no assurance that the acquisition of Platinum International Biotech Co. Ltd. on January 14, 2021 (See Note 8 – Subsequent Events) will be sufficient for the Company to continue operations as a going concern. No adjustments have been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 8.   Financial Statements and Supplementary Data.

YUBO INTERNATIONAL BIOTECH LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yubo International Biotech Limited (formerly Magna-Lab, Inc.) (the “Company”) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the ten months ended December 31, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the ten months ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 23, 2021

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	February 29,	February 28,
	2020	2020	2019
CURRENT ASSETS:
Cash	$-	$1,000	$4,000
Total current assets	$-	$1,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable and accrued interest payable to related parties	$-	$1,406,000	$1,285,000
Accounts payable	7,426	353,000	342,000
Accrued expenses and other current liabilities	-	40,000	41,000
Total current liabilities	7,426	1,799,000	1,668,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-	-	-
Common stock, Class A, par value $.001 per share, 1,000,000,000 shares authorized, 117,875,323, 1,178,762, and 1,178,762 shares issued and outstanding at December 31, 2020, February 29, 2020, and February 28 2019, respectively.	117,875	1,179	1,179
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447, 567, and 567 shares issued and outstanding at December 31, 2020, February 29, 2020, and February 28, 2019, respectively.	4	1	1
Additional paid in capital	28,716,419	27,289,820	27,289,820
Accumulated deficit	(28,841,724)	(29,089,000)	(28,955,000)
Total stockholders' deficit	(7,426)	(1,798,000)	(1,664,000)

Total liabilities and stockholders’ deficit	$-	$1,000	$4,000

See accompanying notes to the consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the ten months ended December 31, 2020 and for the years ended February 29, 2020 and February 28, 2019

	For the ten months ended	For the year ended	For the year ended
	December 31, 2020	February 29, 2020	February 28, 2019

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative	57,724	29,000	48,000
	(57,724)	(29,000)	(48,000)
LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE)
Gain from debt extinguishment	191,000	-	-
Gain from settlement of accounts payable and due to related party	167,000	-	-
Interest expense	(53,000)	(105,000)	(100,000)
Other income (expense) – net	305,000	(105,000)	(100,000)

NET INCOME (LOSS) BEFORE INCOME TAX	247,276	(134,000)	(148,000)

PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$247,276	$(134,000)	$(148,000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	38,934,382	1,179,329	1,179,329

NET INCOME (LOSS) PER CLASS A AND CLASS B COMMON SHARE, BASIC AND DILUTED	$0.01	$(0.11)	$(0.13)

See accompanying notes to the consolidated financial statemen

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOW
For the ten months ended December 31, 2020 and for the years ended February 29, 2020 and February 28, 2019

	For the ten months ended	For the year ended	For the year ended
	December 31, 2020	February 29, 2020	February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$247,276	$(134,000)	$(148,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Company expenses paid by Platinum International Biotech Co. Ltd (Cayman Islands) and affiliates	22,298	-	-
Gain from debt extinguishment	(191,000)	-	-
Gain from settlement of accounts payable	(167,000)	-	-
Effect on cash of changes in operating assets and liabilities:
Due to related parties	9,000	-	-
Accrued interest payable to related parties	53,000	-	-
Accounts payable and accrued expenses and other current liabilities	15,426	112,000	116,000

NET CASH USED IN OPERATING ACTIVITIES	(11,000)	(22,000)	(32,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from notes payable to related parties-	10,000	19,000	34,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	19,000	34,000

NET (DECREASE) INCREASE IN CASH	(1,000)	(3,000)	2,000
CASH:
Beginning of period	1,000	4,000	2,000
End of period	-	1,000	4,000

Supplement disclosure of cash flow information:
Cash paid for interest	$-	-	-
Cash paid for income taxes	$-	-	-
	$

Non-cash financing activities:
Conversion of notes payable and accrued interest into Class A common shares	$1,472,000	$-	$-
Payment of accounts payable and accrued expenses by Activist Investing LLC pursuant to Stock Purchase Agreement dated June 30, 2020	$49,000	$-	$-
Company expenses paid by Platinum International Biotech Co. Ltd. (Cayman Islands) and affiliates	$22,298		$

See accompanying notes to the consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the ten months ended December 31, 2020 and for the years ended February 29, 2020 and February 28, 2019

	Common Stock				Additional		Total
	Class A		Class B		paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit
BALANCE, MARCH 1, 2018	1,178,762	$1,179	567	$1	$27,289,820	$(28,807,000)	$(1,516,000)

Net loss for year ended February 28, 2019	-	-	-	-	-	(148,000)	(148,000)

BALANCE, February 28, 2019	1,178,762	1,179	567	1	27,289,820	(28,955,000)	(1,664,000)

Net loss for the year ended February 29, 2020	-	-	-	-	-	(134,000)	(134,000)

BALANCE, February 29, 2020	1,178,762	1,179	567	1	27,289,820	(29,089,000)	(1,798,000)

Net income for the ten months ended December 31, 2020	-	-	-	-		247,276	247,276

Payment of accounts payable and accrued expenses by Activist Investing LLC on July 2, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020	-	-	-	-	37,000	-	37,000

Conversion of notes payable and Accrued interest to Class A shares on September 23, 2020	116,697,438	116,697	-	-	1,355,303	-	1,472,000

Payment of accrued expenses ($3,000) and due to related parties ($9,000) by Activist Investing LLC in the three months ended November 30, 2020 pursuant to Stock Purchase Agreement dated June 30, 2020	-	-	-	-	12,000	-	12,000

Company expenses paid by Platinum International Biotech Co. Ltd. (Cayman Islands) and affiliates	-	-	-	-	22,298	-	22,298

Adjustments	(877)	(1)	3,880	3	(2)	-	-

BALANCE, December 31, 2020	117,875,323	$117,875	4,447	$4	$28,716,419	$(28,841,724)	$(7,426)

See accompanying notes to the consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the ten months ended December 31, 2020 and for the years ended February 29, 2020 and February 28, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Company Activities – Yubo International Biotech Limited (formerly Magna-Lab Inc.) (the “Company”), a New York corporation, acquired Platinum International Biotech Co. Ltd. (“Platinum”) in a “reverse merger” transaction on January 14, 2021 (See Note 8 – Subsequent Events).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The consolidated financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The consolidated financial statements include the accounts of Yubo International Biotech Limited (formerly Magna-Lab Inc.) and its wholly-owned subsidiary, Cardiac MRI, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation.

Going Concern – As indicated in the accompanying consolidated financial statements, at December 31, 2020, the Company had $0 in cash, negative working capital of $7,426 and a stockholders’ deficit of $7,426. These factors, among others, indicate that the Company is in need of additional financing or a strategic arrangement in order to continue its planned activities for the fiscal year that began on January 1, 2021. The Company’s plans to deal with this uncertainty are described above in “Company Activities.” However, there is no assurance that the acquisition of Platinum International Biotech Co. Ltd. (“Platinum”) on January 14, 2021 (See Note 8 – Subsequent Events) will be sufficient for the Company to continue operations as a going concern. No adjustments have been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

Use of Estimates – The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Income Taxes – The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

Net Income (Loss) Per share – The Company complies with the accounting and reporting requirements of U.S. GAAP with respect to computing its net income (loss) per common share. Net income (loss) per common share is computed based on the weighted average number of Class A Common and Class B Common shares outstanding.

Basic net income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since there are no options, warrants or derivative securities outstanding, basic and diluted income (loss) per share were the same for the ten months ended December 31, 2020, and for the years ended February 29, 2020 and February 28, 2019.

Recent Accounting Pronouncements – We have reviewed accounting pronouncements issued and have adopted any that are applicable to the Company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the periods presented.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 – AMENDED AND RESTATED STOCK PURCHASE AGREEMENT

On June 30, 2020 (as amended September 23, 2020), Activist Investor, LLC (the “Seller”), the owner of 116,697,438 common shares (the “Shares”) of Company Class A common stock upon conversion of approximately $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Lina Liu (the “Purchaser”), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “A&R Stock Purchase Agreement”). The first agreement between the Seller and the Purchaser was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares of the Company’s outstanding common shares.

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

NOTE 4 – NOTES PAYABLE AND ACCRUED INTEREST TO RELATED PARTIES

The balance of notes payable and accrued interest was approximately $0, $1,406,000, and $1,285,000 as of December 31, 2020, February 29, 2020, and February 28, 2019, respectively. Effective September 23, 2020, all amounts outstanding and originally payable to Magna Acquisition LLC (“MALLC”), a related party, and to Joel S. Kanter, a former director of the Company (who is also a manager of MALLC) and then payable to Activist were converted into 116,697,438 shares of Class A common stock of the Company. See Note 3 above.

NOTE 5 – CAPITAL STOCK

Class A Common Stock – Holders of Class A common stock are entitled to one vote for each share on all matters submitted to a shareholder vote. Holders of Class A common stock do not have cumulative voting rights. Subject to preferences that may be applicable to any then-outstanding preferred stock, holders of Class A common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to preferences that may be applicable to any then-outstanding preferred stock, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over Class A common stock.

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

Class B Common Stock – Holders of Class B common stock are entitled to five votes for each share on all matters submitted to a shareholder vote. Each share of Class B is convertible into one share of Class A common stock upon notice of the holder.

Preferred Stock – We have authorized 5,000,000 shares of Preferred Stock at a par value of $.001 per share. None of our authorized Preferred Stock are issued or outstanding.

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

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the Selling Stockholders, who were then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo. Immediately prior to the Exchange Transaction, the Company had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares held by Lina Liu, the controlling shareholder, Chief Financial Officer, Treasurer and Secretary of the Company, the Company has 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock issue and outstanding.

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

MAGNA-LAB INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended February 28 or 29,
	2020	2019
REVENUES	$—	$—
OPERATING EXPENSES:
General and administrative	29,000	48,000
LOSS FROM OPERATIONS	(29,000)	(48,000)
OTHER (EXPENSE):
Interest expense	(105,000)	(100,000)
NET LOSS BEFORE INCOME TAX	(134,000)	(148,000)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(134,000)	$(148,000)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED	1,179,000	1,179,000
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.11)	$(0.13)

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

NOTE 4 – NOTES PAYABLE – RELATED PARTIES:

During the two years ended February 29, 2020, the Company has received an aggregate of approximately $50,000 of proceeds under notes payable to its majority shareholder, Magna Acquisition LLC (“MALLC”) 9approximately $33,500 in the fiscal year ended February 28, 20190 and to a director of the Company (“Director”) 9approximately $16,500 in the year ended February 29, 2020). The principal amount outstanding under such MALLC notes are an aggregate of $687,250 and $687,750, respectively, (plus accrued interest of approximately $701,000 and $598,000, respectively) at February 29, 2020 and February 28, 2019. The principal amount outstanding under such Director notes are an aggregate of $16,500 and $-0-, respectively, (plus accrued interest of approximately $1,000 and $-0-, respectively) at February 29, 2020 and February 28, 2019. All such notes are unsecured and mature, by their terms, 120 days from issuance. At February 29, 2020 and February 28, 2019, approximately $687,250 and $679,650, respectively, face amount of the MALLC notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 12% per year and such interest increases to 15% per year once the note is past its due date. At February 29, 2020 and February 28, 2019, approximately $13,500 and $-0-, respectively, face amount of the Director notes were beyond their maturity date and therefore due on demand. Such notes bear interest at 10% per year and such interest increases to 12% per year once the note is past its due date. Interest expense on such notes aggregated approximately $105,000 and $101,000 in the years ended February 29, 2020 and February 28, 2019, respectively.

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

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Effective as of October 13, 2020, the Company dismissed RBSM LLP (“RBSM”) as the independent registered public accounting firm engaged to audit the Company’s financial statements. RBSM’s dismissal was approved by the Board as of October 13, 2020.

The report of RBSM on the consolidated financial statements of the Company as of February 28, 2019 and 2018 and for each of the two years ended February 28, 2019 and 2018 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that RBSM’s audit report on the Company’s financial statements for the years ended February 28, 2019 and 2018 contained an explanatory paragraph noting there was substantial doubt about the Company’s ability to continue as a going concern given the Company’s recurring losses from operations and requirement of additional capital to fund its current operating plan.

During the Company’s fiscal year ended February 29, 2020 and during the period from March 1, 2020 to October 13, 2020, the date of RBSM’s dismissal, (i) there were no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to such disagreement in its reports on the Company’s consolidated financial statements; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective as of October 13, 2020, the Company engaged Michael T. Stuber CPA P.C. (“MTS”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020.

During each of the Company’s two most recent fiscal years and through the interim periods preceding the engagement of MTS, the Company (a) has not engaged MTS as either the principal accountant to audit the Company’s financial statements, or as an independent accountant to audit a significant subsidiary of the Company and on whom the principal accountant is expected to express reliance in its report; and (b) has not consulted with MTS regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by MTS concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K, relating to the Company.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

Except for a change in our Chief Financial Officer and Board, there has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Attestation Report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance; Compliance with Section 16 (a) of the Exchange Act.

The names and ages of our directors and executive officers, and their positions with us, as of the date hereof, are as follows:

Name	Age	Positions with the Company
Jun Wang	54	President, Chief Executive Officer and Director
Lina Liu	41	Chief Financial Officer, Treasurer, Secretary and Director
Yang Wang	41	Director
Zhihui Bai	35	Director

__________

Jun Wang. Mr. Wang was appointed as our Chief Executive Officer, President and Director in 2020. He continues to serve as President of Yubo from 2019 to present. From 2015 to 2019, Mr. Wang served as President of Borongtai Asset Management (Beijing) Co., Ltd. He graduated with a Bachelor’s degree from Tianjin Commercial University, Department of Business Management. In making the decision to appoint Mr. Wang to serve as a director, the Board considered, in addition to the criteria referred to above, his extensive marketing experience in the healthcare industry, current service as our Chief Executive Officer and his comprehensive knowledge of Yubo, its business and operations.

Lina Liu. Ms. Liu was appointed as our Chief Financial Officer, Treasurer and Secretary in 2020. She has served as Chief Financial Officer of Yubo from 2019 to present. From 2015 to 2019, she served as Chief Financial Officer of Borongtai Asset Management (Beijing) Co., Ltd. Additionally, she has over ten years of experience working for Ernst & Young. Ms. Liu graduated with a Master of Accounting from the Central University of Finance and Economics.

Yang Wang. Mr. Wang was appointed as our Director in 2020. He has served as General Manager of Yubo from 2019 to present. From 2015 to 2019, Mr. Wang served as General Manager of Beijing Zunsheng Investment Consulting Co., Ltd. Additionally, he has worked for Horwath Financing Asia Limited, Mingli CHINA Growth Fund, Peking University Shangshuai Alumni Industry Investment Fund and Zhonsheng Capital Partners. He graduated with an MBA from New York Institute of Technology. Mr. Wang’s experience in the capital markets and mergers and acquisitions were the primary qualifications that the Board considered in appointing him as a director of the Company.

Zhihui Bai. Mr. Bai was appointed as our Director in 2020. He has served as General Manager of Beijing Zhenhuikang Biotech Co. LTD from 2015 to present. He graduated with a Master’s degree from Sofia University. Mr. Bai’s experience in the stem cell industry, including in product design, selection and production were the primary qualifications that the Board considered in appointing him as a director of the Company.

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the New York Business Corporation Law (the “NYBCL”). The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the NYBCL.

The Company’s officers are appointed by the Board and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board held no formal meetings during the 10-month period ended December 31, 2020. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our Board, our Board believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the Board. Neither our current nor proposed directors are independent directors as defined in the NASDAQ listing standards.

We intend to form separate compensation, nominating and audit committees, with the audit committee including an audit committee financial expert, after the completion of the Exchange Transaction.

Audit Committee

Our Board has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so upon the appointment of the proposed directors until such time as a separate audit committee has been established.

Code of Ethics

The Company has adopted a Code of Ethics (the “Code”) applicable to its employees and consultants. The Code is intended to comply with requirements of the Securities and Exchange Commission’s rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to the Company’s Secretary.

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

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act, with the exception of a Form 3 for Ms. Lina Liu, our Chief Financial Officer, Treasurer and Secretary, which was filed 3 days later than the required reporting deadline.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board, c/o Yubo International Biotech Limited, Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC.

Board Leadership Structure and Role on Risk Oversight

Mr. Jun Wang currently serves as the Company’s principal executive officer and a director. The Company determined this leadership structure was appropriate for the Company due to our small size and limited operations and resources. The Board will continue to evaluate the Company’s leadership structure and modify as appropriate based on the size, resources and operations of the Company.

Subsequent to the closing of the Exchange Transaction, it is anticipated that the Board will establish procedures to determine an appropriate role for the Board in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Item 11. Executive Compensation.

During the fiscal year ended December 31, 2020, no compensation was earned by or paid to our President who is our principal executive officer, or any of our directors. Further, our Treasurer, who is our principal financial officer, our only other officer, did not earn and was not paid in excess of $100,000 in total compensation during that year. Accordingly, in accordance with Item 402(a)(4) of Regulation S-B, we have omitted from this report the Summary Compensation Table and Director Compensation Table otherwise required by this Item.

There are no post retirement benefit plans, medical, life, dental or other benefit plans, cash bonus or other compensation arrangements. There are no stock options or equity awards outstanding at December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof. The table includes:

•	each of our directors and Named Executive Officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Jun Wang(4)	Class A	39,943,800	33.80%
Yang Wang(4)	Class A	19,211,400	16.26%
Zhihui Bai(4)	Class A	2,496,780	2.11%
Lina Liu(4)	Class A	5,098,439	4.31%
All Executive Officers and Directors as a Group 4 persons)	Class A	66,750,419	56.48%
5% and Above Stockholders
FlyDragon International Limited(5)	Class A	39,943,800	33.80%
ChinaONe Technology Limited(5)	Class A	19,211,400	16.26%
Boao Biotech Limited(5)	Class A	24,967,800	21.13%
Focus Draw Group Limited(5)	Class A	13,829,400	11.70%
FocusOne Technology Group Limited(5)	Class A	11,524,500	9.75%

_____________

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

(3)	Based upon 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock outstanding at April 23, 2021.
(4)	The address for Messrs. Jun Wang, Yang Wang, Zhihui Bai and Lina Liu is c/o Yubo International Biotech Ltd., Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC.
(5)

The address for FlyDragon International Limited, ChinaOne Technology Limited, Boao Biotech Limited, Focus Draw Group Limited and FocusOne Technology Group Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

As of the date of this report, we do not have any equity compensation plan set up for our officers, directors and employees,

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evidenced in writing.

Related Party Transactions

On June 30, 2020 (as amended September 23, 2020), Activist Investing, LLC, the owner of 116,697,438 common shares of Company Class A common stock upon conversion of approximately $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of the Company in July 2020, agreed to sell the Shares to Lina Liu, a resident of China, for $255,000, pursuant to the A&R Stock Purchase Agreement. The first agreement between the Seller and the Purchaser was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares of the Company’s outstanding common shares.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as the 99.0% majority shareholder of the Company then appointed as directors of the Company the following three persons: Wang Jun, Wang Yang and Bai Zhihui as directors and Ms. Liu as Chief Financial Officer, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of the Company; and the change of management was completed on or about October 12, 2020 (the “New Management Date”), 10 days after the Company’s Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to the Company’s stockholders. There is no family relationship or other relationship between the Seller and the Purchaser.

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

On January 14, 2021, the Company entered into the Exchange Agreement. As a result of the Exchange Transaction, the Selling Shareholders (as defined in the Exchange Agreement) received 117,000,000 shares of our Class A common stock, representing approximately 99.00% of our Class A common stock, in exchange for 100% of the issued and outstanding common stock of Platinum. Mr. Jun Wang, our President, Chief Executive Officer and a director, Mr. Yang Wang, a director, Mr. Zhihui Bai, a director, and Ms. Lina Liu, our Chief Financial Officer, Treasurer and Secretary, were beneficial shareholders of Platinum prior to the Closing of the Exchange Transaction, through their ownership of Flydragon International Limited, Chinaone Technology Limited, Boao Biotech Limited and Focus Draw Group Limited as well as Focusone Technology Group Limited, each a company organized under the laws of British Virgin Islands, respectively. Accordingly, Mr. Jun Wang, Mr. Yang Wang, Mr. Zhihui Bai and Ms. Lina Liu were beneficial recipients of certain shares of our common stock issued in connection with the Exchange Transaction.

In addition, the Company’s wholly owned subsidiary, Yubo WFOE, has entered into variable interest entity control agreements over Yubo. Mr. Jun Wang is the President of Yubo. Further, as detailed above under “Executive Compensation-Employment Agreements,” each of Jun Wang, Yang Wang and Lina Liu have each entered into Employment Agreements with the Company, pursuant to which they will be compensated for their services provided to the Company as executives.

Further, the Company has also entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd., entrusting it to store and prepare endometrial biological samples in exchange for services fees paid by us. We have also entered into a Joint Research and Development Agreement with Beijing Zhenxigu Medical Research Center (L.P.) and agreed to provide Beijing Zhenxigu Medical Research Center (L.P.) with aggregate R&D expenses of RMB241,880. Both of Beijing Zhenhuikang Biotechnology Co., Ltd. and Beijing Zhenxigu Medical Research Center (L.P.) are affiliates of a shareholder of Yubo.

The above-mentioned agreements are attached hereto as Exhibits 10.17 and 10.18, respectively, and are incorporated herein by reference.

Since October 2005, our principal shareholder, MALLC, has loaned us an aggregate $687,250 through June 7, 2019, respectively, under a series of 12% notes payable that mature 120 days from issuance and bears interest at 15%.

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

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

We believe that all of our directors, except Mr. Jun Wang and Ms. Lina Liu, meet the independence requirements of Marketplace Rule 4350(d)(2) of the NASDAQ Stock Market, Inc.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

RBSM served as the Company’s independent registered public accounting firm for the fiscal years ended February 29, 2020 and February 28, 2019. On October 13, 2020, the Board dismissed RBSM as the Company’s independent registered public accounting firm. Effective October 13, 2020, the Company appointed MTS as the Company’s independent audit firm. MTS served as the Company’s independent registered public accounting firm for the ten months ended December 31, 2020. The aggregate fees for professional services rendered by MTS and RBSM for the ten months transition period ended December 31, 2020 and the fiscal years ended February 29, 2020 and February 28, 2019 were approximately $9,000, $18,000, and $18,000, respectively.

AUDIT-RELATED FEES

There were no fees billed for Audit-Related Services by MTS and RBSM for the fiscal years ended December 31, 2020, February 29, 2020 and February 28, 2019.

TAX FEES

There were no tax compliance, advice or planning fees billed by MTS and RBSM to the Company for the fiscal years ended December 31, 2020, February 29, 2020 and February 28, 2019.

ALL OTHER FEES

No fees were billed by MTS and RBSM for other services for each of the fiscal years ended December 31, 2020, February 29, 2020 and February 28, 2019.

The Company is not aware of any services provided by its principal independent auditor that are performed by other than such independent auditor’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description
2.1	Agreement and Plan of Share Exchange, dated January 14, 2021, by and among the Registrant, Platinum, Yubo, and the Selling Stockholders. (22)
3.1	Restated Certificate of Incorporation of the Company. (1)
3.1(a)	Form of Certificate of Amendment to Restated Certificate of Incorporation of the Company. (2)
3.1(b)	Certificate of Amendment of Restated Certificate of Incorporation. (3)
3.1(c)	Certificate of Amendment of Restated Certificate of Incorporation dated October 21, 2001. (8)
3.1(d)	Certificate of Amendment to the Certificate of Incorporation effecting the reverse stock split. (9)
3.1(e)	Certificate of Amendment to the Certificate of Incorporation effecting the name change. (23)
3.2	By-Laws of the Company. (1)
3.2(a)	Amendment to By-Laws of the Company. (2)
4.1	Form of Specimen Class A Common Stock Certificate. (2)
10.2	License Agreement, dated February 28, 1992, between the Company and Dr. Lawrence A. Minkoff. (1)
10.3	Form of Indemnification Agreement entered into between the Company and each officer and Director of the Company. (1)
10.4	Assignment from Dr. Lawrence Minkoff to the Company dated December 22, 1992. (1)
10.7	Collaborative Research Agreement, dated as of May 7, 1997, between the Company and Mount Sinai School of Medicine of the City University of New York. (4)
10.8	January 24, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.9	Form of April 14, 2000 letter amendment to Collaborative Research Agreement between the Company and Mount Sinai School of Medicine of the City University of New York. (5)
10.10	License Agreement between the Mount Sinai School of Medicine of New York University and Magna-Lab Inc. dated as of July 1, 2001. (6)
10.11	Employment Agreement, dated October 10, 2020, by and between Yubo and Jun Wang (English Translation). (22)
10.12	Employment Agreement, dated October 10, 2020, by and between Yubo and Yang Wang (English Translation). (22)
10.13	Employment Agreement, dated October 10, 2020, by and between Yubo and Lina Liu (English Translation). (22)
10.14	Equity Pledge Agreement, dated September 11, 2020, by and among Yubo WFOE and each of the stockholders of Yubo (English Translation). (22)
10.15	Exclusive Option Agreement, dated September 11, 2020, by and among Yubo WFOE and each of the stockholders of Yubo (English Translation). (22)
10.16	Exclusive Consulting Service Agreement, dated September 11, 2020, by and between Yubo WFOE and Yubo (English Translation). (22)
10.17	Entrustment Technical Service Agreement, dated February 27, 2020, by and between Yubo and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation). (22)
10.18	Agreement of Joint Research and Development, dated February 17, 2020, by and between Beijing Zhenxigu Medical Research Center (L.P.) and Yubo (English Translation). (22)
10.19	Cooperation Agreement, dated March 1, 2020, by and among Beijing Zhenxigu Medical Research Center (L.P.), Yubo and Huailai Huayue Hengsheng Medical Device Co., Ltd. (English Translation). (22)
10.20	Loan Agreement, by and between Yubo and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation). (22)
10.21	Jiusi Cultural Creative Park Lease Contract, by and between Jiusicheng Investment Management (Beijing) Co., Ltd. and Yubo (English Translation). (22)
10.22	Indemnification Agreement by and between the Registrant and Jun Wang. (22)
10.23	Indemnification Agreement by and between the Registrant and Yang Wang. (22)
10.24	Indemnification Agreement by and between the Registrant and Zhihui Bai. (22)

10.25	Indemnification Agreement by and between the Registrant and Lina Liu. (22)
10.48	Asset Purchase Agreement between Lawrence A. Minkoff, Ph.D. and the Company dated as of December 16, 2016. (7)
10.49	Note Payable to Magna Acquisition LLC dated March 6, 2017. (10)
10.50	Note Payable to Magna Acquisition LLC dated March 7, 2017. (10)
10.51	Note Payable to Magna Acquisition LLC dated April 10, 2017. (10)
10.52	Note Payable to Magna Acquisition LLC dated April 11, 2017. (10)
10.53	Note Payable to Magna Acquisition LLC dated April 28, 2017. (10)
10.54	Note Payable to Magna Acquisition LLC dated May 31, 2017. (10)
10.55	Note Payable to Magna Acquisition LLC dated June 6, 2017. (10)
10.56	Note Payable to Magna Acquisition LLC dated June 13, 2017.(11)
10.57	Note Payable to Magna Acquisition LLC dated June 29, 2017. (11)
10.58	Note Payable to Magna Acquisition LLC dated July 13, 2017. (11)
10.59	Note Payable to Magna Acquisition LLC dated July 31, 2017. (11)
10.60	Note Payable to Magna Acquisition LLC dated September 5, 2017. (11)
10.61	Note Payable to Magna Acquisition LLC dated October 3, 2017. (12)
10.62	Note Payable to Magna Acquisition LLC dated October 16, 2017. (12)
10.63	Note Payable to Magna Acquisition LLC dated November 6, 2017. (12)
10.64	Note Payable to Magna Acquisition LLC dated December 1, 2017. (13)
10.65	Note Payable to Magna Acquisition LLC dated December 5, 2017. (13)
10.66	Note Payable to Magna Acquisition LLC dated January 2, 2018. (13)
10.67	Note Payable to Magna Acquisition LLC dated January 29, 2018. (13)
10.68	Note Payable to Magna Acquisition LLC dated March 6, 2018. (14)
10.69	Note Payable to Magna Acquisition LLC dated April 3, 2018. (14)
10.70	Note Payable to Magna Acquisition LLC dated April 30, 2018. (14)
10.71	Note Payable to Magna Acquisition LLC dated May 18, 2018. (14)
10.72	Note Payable to Magna Acquisition LLC dated June 7, 2018. (15)
10.73	Note Payable to Magna Acquisition LLC dated July 3, 2018. (15)
10.74	Note Payable to Magna Acquisition LLC dated October 9, 2018. (16)
10.75	Note Payable to Magna Acquisition LLC dated December 4, 2018. (17)
10.76	Note Payable to Joel Kanter dated May 20, 2019. (18)
10.77	Note Payable to Joel Kanter dated July 8, 2019. (19)
10.78	Note Payable to Joel Kanter dated November 4, 2019. (20)
10.79	Note Payable to Joel Kanter dated April 17, 2020. (25)
10.80	Note Payable to Joel Kanter dated June 4, 2020. (25)
10.81	Note Payable to Joel Kanter dated June 23, 2020. (25)
16.1	Letter from RBSM LLP, dated October 15, 2020 (24)
21.1

Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong, and Yubo Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China.

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
99.1

Consolidated Financial Statements of Platinum International Biotech Co., Ltd and its Subsidiaries and Variable Interest Entity as of and for the nine months ended September 30, 2020 and September 30, 2019 (unaudited) and as of and for the years ended December 31, 2019 and December 31, 2018. (22)

99.2

Pro Forma Financial Statements of the Registrant and its subsidiaries and variable interest entity Yubo as of and for the nine months ended September 30, 2020 and the year ended December 31, 2019. (22)

54

 __________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-56344) filed on December 24, 1992 and declared effective on March 30, 1993 (the “S-1”).
(2)	Incorporated by reference to Amendment No. 2, filed on March 25, 1993, to the S-1.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended August 31, 1994.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 1997.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2000.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2003.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2017
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2002.
(9)	Incorporated by reference to Form 8-K filed on March 2, 2007.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 10Q
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2017 10Q
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 31, 2017 10Q
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2018 10K
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2018
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2018 10Q
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2018 10Q
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 28, 2019
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2019
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2019
(21)	Filed herewith
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2021
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2020
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2020
(25)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended February 29, 2020

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: April 23, 2021	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: April 23, 2021	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	President, Chief Executive Officer and Director	April 23, 2021
Jun Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	April 23, 2021
Lina Liu

/s/ Yang Wang	Director	April 23, 2021
Yang Wang

/s/ Zhihui Bai	Director	April 23, 2021
Zhihui Bai

