Form 10-Q
period 2021-03-31
Yubo International Biotech Ltd
filed 2021-05-24
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 0-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact name of registrant as specified in its charter)

New York	11-3074326
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China

(Address of principal executive offices and Zip code)

+86 (010) 6615-5141

(Registrant’s telephone number, including area code)

____________________February 29, 2020____________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – May 21, 2021

Class A Common Stock, $0.001 Par Value	118,177,885
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab, Inc.)

In this quarterly reoport, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a New York corporation formerly known as Magna-Lab, Inc. and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (which we refer to herein as “Platinum”)., and Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (which we refer to herein as “Yubo”).

2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-months periods ended March 31, 2021 and 2020

3

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$126,313	$1,382,525
Receivables	296,049	2,316
Prepaid expenses	302,573	27,160
Inventory	82,947	67,144
Due from related parties	399,507	429,648
Total Current Assets	1,207,389	1,908,793

Property and equipment, net	527,936	79,153
Intangible assets, net	52,414	54,912
Operating lease right of use assets	1,942,351	315,207
Lease security deposit	177,289	86,811
Total Assets	$3,907,379	$2,444,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $0 and $101,175 as of March 31, 2021 and December 31, 2020, respectively)	$-	$101,175
Customer deposits (including customer deposits of VIE without recourse to the Company of $0 and $11,028 as of March 31, 2021 and December 31, 2020, respectively)	-	11,028
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $794,951 and $757,896 as of March 31 2021 and December 31, 2020, respectively)	794,951	757,896
Due to related parties (including due to related parties without recourse to the Company of $243,556, and $91,951 as of March 31, 2021 and December 31, 2020 respectively)	243,556	91,951
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $231,264 and $315,207 as of March 31, 2021 and December 31, 2020, respectively)	456,155	315,207
Total Current Liabilities	1,494,662	1,277,257

Non-current liabilities
Operating lease liabilities - non-current	1,486,196	-
Total Liabilities	2,980,858	1,277,257

Commitments and contingencies		-

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 and 117,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	118,178	117,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	-
Additional Paid in Capital	2,117,599	1,991,617
Accumulated deficit	(1,381,669)	(942,994)
Accumulated other comprehensive income (loss)	72,409	1,996
Total Shareholders' Equity	926,521	1,167,619
Total Liabilities and Shareholders' Equity	$3,907,379	$2,444,876

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue
Sales	$462,329	$-
Cost of Goods Sold	(146,738)	-
Gross Profit	315,591	-
Operating expenses:
Sales commissions	138,348	-
Employee compensation	202,832	19,481
Occupancy	107,734	75,933
Depreciation and amortization of property and equipment	2,772	1,824
Amortization of intangible assets	2,154	-
Other operating expenses	300,321	43,664
Total Operating Expenses	754,161	140,902
Income (loss) from operations	(438,570)	(140,902)

Other Income (Expenses)
Interest expenses	(105)	(46)
Total Other Income (Expenses)	(105)	(46)

Loss before Provision for Income Tax	(438,675)	(140,948)

Provision for Income Tax	-	-

Net loss	$(438,675)	$(140,948)
Net loss per share basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding basic and diluted	118,130,820	115,245,000

Comprehensive income (loss)
Net loss	$(438,675)	$(140,948)
Foreign currency translation adjustment	70,413	(24,516)
Total comprehensive income (loss)	$(368,262)	$(165,464)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contributions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisition of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(438,675)	-	(438,675)

Foreign currency translation adjustment	-	-	-	-	-	-	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,381,669)	$72,409	$926,521

BALANCE, December 31, 2019	115,245,000	$115,245	-	$-	$608,616	$(231,193)	$(3,935)	$488,733

Capital contributions to Yubo Beijing					504,892			504,892

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(140,948)	-	(140,948)

Foreign currency translation adjustment	-	-	-	-	-	-	(24,516)	(24,516)

BALANCE, March 31, 2020	115,245,000	$115,245	-	$-	$1,113,508	$(372,141)	$(28,451)	$828,161

The accompanying notes are an integral part of these consolidated financial statements

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(438,675)	$(140,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,926	1,824
Changes in operating assets and liabilities:
Receivables	(293,733)	(34,806)
Prepaid expense	(275,413)	(145,230)
Inventory	(15,803)	(86,216)
Due from related parties	30,141	7,639
Lease security deposit	(90,478)	-
Accounts payable and accrued expenses	(101,175)	-
Customer deposits	(11,028)	-
Advances from prospective customers/distributors	37,055	-
Due to related parties	151,605	(93,852)
Net cash used in operating activities	(1,002,578)	(491,589)

Cash flows from investing activities:
Purchases of property and equipment	(451,555)	(48,284)
Purchases of intangible assets	-	-
Net cash used in investing activities	(451,555)	(48,284)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	127,164	504,892
Net cash provided by financing activities	127,164	504,892

Effect of exchange rate changes	70,757	58,869

Net increase (decrease) in cash	(1,256,212)	23,888
Cash at beginning of period	1,382,525	1,262
Cash at end of period	$126,313	$25,150
Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-
Non-cash Investing Activities:
Operating lease right of use asset acquired	$1,930,350	$-

The accompanying notes are an integral part of these consolidated

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-months periods ended March 31, 2021 and 2020

(Unaudited)

NOTE 1 – ORGANIZATION

Yubo International Biotech Limited (formerly Magna-Lab Inc.) (the “Company”), a New York corporation, acquired Platinum International Biotech Co. Ltd. (“Platinum”) in a “reverse merger” transaction on January 14, 2021.

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

Platinum was incorporated on April 7, 2020 under the laws of the Cayman Islands as a holding company. On May 4, 2020, Platinum incorporated a wholly owned subsidiary Platinum International Biotech (Hong Kong) Limited (“Platinum HK”) in Hong Kong. On September 4, 2020, Platinum HK incorporated a wholly foreign owned enterprise (“WFOE”) Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”) in Chengdu, China.

On September 11, 2020, Yubo Chengdu entered into a series of Variable Interest Entity (“VIE”) agreements with the owners of Yubo International Biotech (Beijing) Limited (“Yubo Beijing”). Pursuant to the VIE agreements, Yubo Beijing became Yubo Chengdu’s contractually controlled affiliate. The purpose and effect of the VIE Agreements is to provide Yubo Chengdu with all management control and net profits earned by Yubo Beijing.

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”).

Upon executing the series of VIE agreements in September 2020, Yubo Beijing has been considered a Variable Interest Entity (“VIE”) of Yubo Chengdu, its primary beneficiary. Accordingly, Yubo Beijing has been consolidated under the guidance of FASB Accounting Standards Codification (“ASC”) 810, Consolidation.

The officers, directors, and controlling beneficial owners of Yubo Beijing from its inception on June 14, 2016 are also officers, directors, and controlling beneficial owners of Platinum. Accordingly, the accompanying consolidated financial statements include Yubo Beijing’s operations from its inception on June 14, 2016.

Commencing in the quarterly period ended March 31, 2021 Yubo Beijing started also selling certain oral liquid health products. For the three months ended March 31, 2021, sales consisted of:

Oral liquid health products	$345,607
Nebulizers	116,722
Total	$462,329

In December 2020 and January 2021, Platinum HK formed two new wholly owned subsidiaries: Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd. (“Yubo Jingzhi”) and Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”).

Yubo International Biotech Limited and its consolidated subsidiaries and VIE are collectively referred to herein as the “Company” unless specific reference is made to an entity.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,531,722 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Platinum HK
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

On September 11, 2020, our wholly-owned subsidiary, Yubo Chengdu, entered into the following contractual arrangements with Yubo Beijing and the shareholders of Yubo Beijing (the “Yubo Shareholders”), as applicable, each of which is enforceable and valid in accordance with the laws of the PRC:

Exclusive Consulting Services Agreement

Pursuant to the Exclusive Consulting Services Agreement among Yubo, Yubo WFOE, and the Yubo Shareholders, Yubo WFOE agrees to provide, and Yubo agrees to accept, exclusive management services provided by Yubo WFOE. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Yubo. The Exclusive Consulting Services Agreement will remain in effect until the acquisition of all assets or equity of Yubo by Yubo WFOE is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Exclusive Purchase Option Agreement

Under the Exclusive Option Agreement among Yubo, Yubo WFOE, and the Yubo Shareholders, the Yubo Shareholders granted Yubo WFOE an irrevocable and exclusive purchase option to acquire Yubo’s equity and/or assets at a nominal consideration. Yubo WFOE may exercise the purchase option at any time.

Equity Pledge Agreement

Under the Equity Pledge Agreement among Yubo WFOE and the Yubo Shareholders, the Yubo Shareholders pledged all of their equity interests in Yubo, including the proceeds thereof, to guarantee all of Yubo WFOE’s rights and benefits under the Exclusive Consulting Services Agreement and the Exclusive Option Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without Yubo WFOE’s prior consent. The Yubo Shareholders covenants to Yubo WFOE that among other things, it will only appoint/elect the candidates for the directors of Yubo nominated by Yubo WFOE.

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at March 31, 2021 and December 31, 2020 consist of:

	March 31, 2021	December 31, 2020
Cash	$48,278	$746,613
Receivables	296,049	2,316
Prepaid Expenses	58,399	27,160
Inventory	82,947	67,144
Due from related parties	399,507	429,648
Property and equipment (net)	80,337	79,153
Intangible assets (net)	52,414	54,912
Operating lease right of use assets	231,264	315,207
Lease security deposits	86,255	86,811
Investment in Yubo Jingzhi (A)	228,290	-
Receivables from other consolidating entities (A)	250,624	-
Total assets	1,814,364	1,808,964

Accounts payable and accrued expense	-	101,175
Customer deposits	-	11,028
Advances from prospective customers/distributors	794,951	757,896
Due to related partis	243,556	91,951
Operating lease liabilities	231,264	315,207
Total liabilities	1,269,771	1,277,257

Shareholders' equity	$544,593	$531,707

Except for $149,769 other operating expenses for the three months ended March 31, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.5506 RMB for the three months ended March 31, 2021 and $1=7.0312 RMB for the three months ended March 31, 2020), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.5706 RMB at March 31, 2021 and $1=6.5286 RMB at December 31, 2020), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets, and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in bank accounts, cash in time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

Inventories

Inventories, mainly consisting of nebulizers and components, are stated at the lower of cost utilizing the weighted average method or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated selling costs.

The valuation of inventory requires the Company to estimate excess and slow-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions. No inventory write downs were recorded in the periods presented.

Property and Equipment

Property and equipment consist of leasehold improvements, air conditioning equipment, and office equipment. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods:

Leasehold improvements	Remaining term of lease
Air conditioning equipment	5 years
Office equipment	3 years

Intangible Assets

Intangible assets consist of distribution software and patents and are stated at historical cost less accumulated amortization. Amortization of intangible assets is calculated on a straight-line basis over the shorter of the contractual terms or the expected useful lives of the respective assets. The amortization period by major asset classes is as follows:

Distribution software	5 years
Patents	20 years

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial position. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Fair Value of Financial Instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.

The three levels are defined as follows:

Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Financial instruments include cash, receivables, due from related parties, accounts payable and accrued expenses, advances from prospective customers/distributors and due to related parties. The carrying values of these financial instruments approximate their fair values due to the short-term maturities of these instruments.

For the periods presented, there were no financial assets or liabilities measured at fair value.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Revenue Recognition

The Company derives its revenue from the sale of nebulizers containing frozen tubes with medical fluid and from the sale of oral liquids health products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company recognizes product revenues when the following four revenue recognition criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the selling price is fixed or determinable, and (iv) collectability is reasonably assured. The Company does not allow sales returns or exchanges.

Revenue is recorded net of value-added tax (“VAT”).

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company follows the liability method in accounting for income taxes in accordance with ASC topic 740 (“ASC 740”), Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company applies the provisions of ASC 740 to account for uncertainty in income taxes. ASC 740 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the consolidated financial statements.

The Company will classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of operations.

Net Loss per Share

Basic loss per ordinary share is computed by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period.

Diluted loss per ordinary share reflects the potential dilution that could occur if dilutive securities (such as stock options and convertible securities) were exercised or converted into ordinary shares. For the periods presented, the Company had no dilutive securities outstanding.

Comprehensive Loss

Comprehensive loss is defined as the decrease in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive loss is reported in the consolidated statements of operations and comprehensive loss, including net loss and foreign currency translation adjustments, presented net of tax.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

For finance leases, a lessee is required to do the following:

•	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet.

•	Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income.

•	Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

•	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet.

•	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

•	Classify all cash payments within operating activities in the statement of cash flows.

Other than increasing assets and liabilities at the inception of Yubo Beijing’s office lease on August 1, 2019 and Yubo Global’s laboratory space lease on March 1, 2021 (See Note 8), ASU 2016-02 has not had a significant effect on the Company’s financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2021 and December 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the three-months ended March 31, 2021 and March 31, 2020, the Company had losses of $438,675 and $140,948, respectively. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Product components raw materials:
Frozen tubes to be attached to the nebulizer product	$39,317	$40,499
Unassembled nebulizers	19,403	4,733
Fluids to be inserted in the frozen tubes	10,327	11,470
Total product components raw materials	69,047	56,702
Refrigerated boxes	7,455	3,310
Delivery boxes	6,445	7,132
Total Inventory	$82,947	$67,144

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$399,507	$404,288
Yubo Global Biotechnology (Chengdu) Co., Ltd. (2)	-	25,360
Total Due From Related Parties	$399,507	$429,648

(1)	Zhenhuikang is controlled by Zhenxigu.
(2)	Yubo Global Biotechnology (Chengdu) Co., Ltd. is controlled by Mr. Jun Wang.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Leasehold improvements	$41,396	$44,777
Construction in progress	411,721	-
Air conditioning equipment	57,241	21,496
Office equipment	29,645	22,241
Total property and equipment	540,003	88,514
Less accumulated depreciation and amortization	(12,067)	(9,361)
Property and equipment, net	$527,936	$79,153

For the three-months ended March 31, 2021 and 2020, depreciation and amortization of property and equipment was $2,772 and $1,824, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Distribution software	$37,672	$37,907
Patents acquired from related party (Note 12)	21,096	21,239
Total intangible assets	58,768	59,146
Less: Accumulated amortization	(6,354)	(4,234)
Intangible assets, net	$52,414	$54,912

For the three-months ended March 31, 2021 and 2020, amortization of intangible assets expense was $2,154 and $0, respectively.

At March 31, 2021, the expected future amortization of intangible assets expense was:

Year ending December 31, 2021	$6,134
Year ending December 31, 2022	8,632
Year ending December 31, 2023	8,632
Year ending December 31, 2024	8,632
Year ending December 31, 2025	4,846
Thereafter	15,538
Total	$52,414

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSET AND OPERATING LEASE LIABILITY

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. The lease also provided for payments of quarterly rent and management fees to the landlord for the initial term of a total of RMB 4,756,649 ($728,586 at the 6.5706 current exchange rate at March 31, 2021) and the payment of a security deposit to the Landlord of RMB 566,754 ($86,257 at the 6.5706 current exchange rate at March 31, 2021).

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease also provides for payments of monthly rent to the landlord of approximately RMB 300,000 ($45,658 at the 6.5706 current exchange rate at March 31, 2021) and the payment of a security deposit to the Landlord of RMB $598,553 ($91,096 at the 6.5706 current exchange rate at March 31, 2021).

At March 31, 2021, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of March 31, 2021
Year ending December 31, 2021	$644,319
Year ending December 31, 2022	546,573
Year ending December 31, 2023	546,573
Year ending December 31, 2024	573,902
Year ending December 31, 2025	579,368
Thereafter	96,561
Total	$2,987,296

The operating lease liabilities totaling $1,942,351 at March 31, 2021 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $2,987,296 March 31, 2021.

For the three-months ended March 31, 2021 and March 31, 2020, occupancy expense attributable to these two leases was $86,555 and $60,257, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

As of March 31, 2021, Yubo Beijing received a total of RMB ¥ 5,229,012 ($794,951) from nine PRC entities in amounts of RMB ¥ 348,000, RMB ¥50,000, RMB ¥50,000, RMB ¥500,000, RMB ¥500,000, RMB ¥500,000, RMB ¥3,000,000, RMB¥ 31,012, and RMB ¥250,000. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2021	2020
	(Unaudited)
Mr. Jun Wang (1)	$-	-
Mr. Yang Wang (2)	243,556	91,951
Total	$243,556	91,951

(1)	Mr. Jun Wang controls 33.80% of the outstanding Class A common stock of Yubo New York and is the chief executive officer and a director of Yubo New York and Yubo Beijing.
(2)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 118,177,885 shares issued and outstanding at March 31, 2021.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2021.

On January 14, 2021, Lina Liu, Company CFO, cancelled 116,697,438 shares of Class A common stock acquired by her on October 2, 2020.

The Company issued 117,000,000 shares of Class A common stock issued in connection with the acquisition of Platinum.

Name of Selling Shareholder	Number of Exchange Shares	Percentage of Exchange Shares
FLYDRAGON INTERNATIONAL LIMITED (controlled by Mr. Jun Wang)	39,943,800	34.14%
CHINAONE TECHNOLOGY LIMITED (controlled by Mr. Yang Wang)	19,211,400	16.42%
BOAO BIOTECH LIMITED (controlled by Mr. Yulin Cao)	24,967,800	21.34%
FOCUS DRAW GROUP LIMITED (controlled by Ms. Lina Liu)	13,829,400	11.82%
FOCUSONE TECHNOLOGY GROUP LIMITED (controlled by Mr. Jin Wei)	11,524,500	9.85%
DRAGONCLOUD TECHNOLOGY LIMITED (Controlled by Mr. Yang Wang)	5,768,100	4.93%
CHEUNG HO SHUN	1,755,000	1.50%
TOTAL	117,000,000	100.00%

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2021.

On April 7, 2020, Platinum issued a total of 10,000,000 ordinary shares to six entities as follows:

Entity	Shares
1. Flydragon International Limited (controlled by Mr. Jun Wang)	3,466,000
2. Chinaone Technology Limited (controlled by Mr. Yang Wang)	1,667,000
3. Boao Biotech Limited (controlled by Mr. Yulin Cao)	2,167,000
4. Dragoncloud Technology Limited (controlled by Mr. Yang Wang)	500,000
5. Focus Draw Group Limited (controlled by Ms. Lina Liu)	1,200,000
6. Focusone Technology Group Limited (controlled by Mr. Jin Wei)	1,000,000
Total	10,000,000

On September 11, 2020, Platinum sold 152,284 ordinary shares to an investor for $750,000 cash.

On January 21, 2021, Yubo New York acquired all 10,152,284 ordinary shares of Platinum outstanding.

Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)

Yubo Chengdu has subscribed capital of $1,500,000 which has not yet been paid by its shareholder. The subscribed capital is due for payment on January 1, 2040.

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,521,931 (RMB 10,000,000), all of which have been paid by its shareholders as of March 31, 2021.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries or its VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiary and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing.

Yubo Chengdu, Yubo Jingzhi, Yubo,Global and Yubo Beijing are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yubo Chengdu, Yubo Jingzhi, Yubo Global and Yubo Beijing may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund and a staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

Since inception to March 31, 2021, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of March 31, 2021. As a result, these entities have not accrued statutory reserve funds.

The ability of the Company’s PRC subsidiary and its VIE to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (the “SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises that need foreign exchange for the distribution of profits to its shareholders may affect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. The Company cannot be sure that it will be able to obtain all required conversion approvals for its operations or that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, all of the Company’s revenues are generated in Renminbi. Any future restrictions on currency exchanges may limit the Company’s ability to use its retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 17, 2020, Yubo Beijing executed an Agreement of Joint Research and Development with Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”), an entity that owns 18.18% of Yubo Beijing Capital stock and is controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). Pursuant to the agreement, Yubo Beijing paid RMB 241,880 ($35,848 at the 6.7473 average exchange rate for the year ended December 31, 2020) to Zhenxigu for research and development relating to the medical fluid to be included with the nebulizers to be sold to customers. Such expense has been included with other operating expenses in the accompanying Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2020.

On February 27, 2020, Yubo Beijing executed a Patent Transfer Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for consideration of RMB 140,000 ($21,307 at the 6.5706 current exchange rate at March 31, 2021) (See Note 7).

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($30,408 at the 6.5706 current exchange rate at March 31, 2021). As of March 31, 2021, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2021.

People’s Republic of China

Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”), Yubo Jingzhi Biotechnology (Chengdu) Co. LTD. (“Yubo Jingzhi”), Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”) and Yubo International Biotech (Beijing) Limited were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on their taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

Yubo Chengdu and Yubo Jingzhi have had no taxable income or loss from September 4, 2020 (inception) to March 31, 2021.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, and $192,087 for the three months ended March 31, 2021. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2026. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2021 and December 31, 2010.

The components of deferred tax assets were as follows:

	March 31, 2021`	December 31, 2020

Net operating losses carry forward	$279,392	$207,227
Valuation allowance	(279,392)	(207,227)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020

Income tax (benefits) at 25%	$(109,669)	$(35,237)
Net loss of Platinum	37,504	-
Increase in valuation allowance	72,165	35,237
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2021 and December 31, 2020.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Freelancer Service Contract

On March 30, 2020, Yubo Beijing executed an agreement with Hainan Huiyonggong Service Ltd. (“HHS”). The agreement provided for HHS to engage sales representatives (often Yubo Beijing customers) to refer new customers to Yubo Beijing and for Yubo Beijing to pay fees to HHS based on the amount of sales generated from HHS’s sales representatives. The term of the agreement was for one year expiring March 29, 2021. For the three months ended March 31, 2021, the Company expensed $138,349 pursuant to this agreement which is included in “Sales Commissions” in the accompanying statement of operations.

Website Platform Maintenance Agreement

On April 29, 2020, Yubo Beijing executed an agreement with Hainan Haifu Technology Ltd. (“HHT”). The agreement provided for HHT to provide certain website maintenance services for Yubo Beijing and provided for Yubo Beijing to pay a monthly fee of RMB 150,000 ($22,231 using the December 31, 2020 average rate of 6.7473) to HHT. The term of the agreement, which originally was for one year expiring April 28, 2021, was mutually terminated on October 30, 2020.

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $76,097 at March 31, 2020). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Risks of Variable Interest Entity Structure

Although the structure the Company has adopted is consistent with longstanding industry practice, and is commonly adopted by comparable companies in China, the PRC government may not agree that these arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. There are uncertainties regarding the interpretation and application of PRC laws and regulations including those that govern the Company’s contractual arrangements, which could limit the Company’s ability to enforce these contractual arrangements. If the Company or its variable interest entity is found to be in violation of any existing or future PRC laws, rules or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including levying fines, revoking business and other licenses of the Company’s variable interest entity, requiring the Company to discontinue or restrict its operations, restricting its right to collect revenue, requiring the Company to restructure its operations or taking other regulatory or enforcement actions against the Company. In addition, it is unclear what impact the PRC government actions would have on the Company and on its ability to consolidate the financial results of its variable interest entity in the consolidated financial statements, if the PRC government authorities were to find the Company’s legal structure and contractual arrangements to be in violation of PRC laws, rules and regulations. If the imposition of any of these government actions causes the Company to lose its right to direct the activities of Yubo Beijing or the right to receive their economic benefits, the Company would no longer be able to consolidate Yubo Beijing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (this “Report”) and other written and oral statements made from time to time by us may contain so-called “forward-looking statements,” all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

The following discussion and analysis are intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those expressed, implied or anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this report discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "plan," "intend," "should," "seek," "will," and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our current report on Form 8-K filed on January 14, 2021 for a discussion of certain known risks.

Business Overview

We are a leading supplier of innovative products that process, store and administer therapeutic doses of endometrial stem cells for treatment of disease and injuries in the PRC. Our future products will harvest stem cells, wound healing proteins or growth factors from the blood, or tissue, of a single donor. We also plan to market our products, Life Shinkansen Liquid Dressing and Life Shinkansen Spray Dressing, which, combined with different ingredients and equipment, will be used for treatment of small wounds, bruises, cutting wounds and other superficial wounds, as well as for skincare, respiratory system cleansing and conditioning, and eye cleansing.

Unless otherwise provided in this Item 2, this Item 2 discusses the financial condition and results of operations of Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and its wholly-owned subsidiaries, including without limitation, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China. Our previous shell company’s results of operations are immaterial and will not be included in the discussion below. Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

History

We were incorporated as a New York corporation on February 22, 1991 and commenced operations on February 10, 1992. Prior to March 2003, our business had been focused on pre-revenue development and commercialization of disposable medical devices designed to enhance the effectiveness of magnetic resonance imaging in detection and diagnosis of heart disease. Due to the unavailability of funding, beginning in the Fall of 2002 we essentially ceased all of our operations including product development and commercialization activities. Our efforts to realize value for our prior business and MRI technology have been unsuccessful. As a result, we view our most viable option to be merging with an unrelated operating company that could benefit from our status as a reporting company in a so-called “reverse merger” transaction. In November 2006, our then shareholders approved a 1 for 100 reverse stock split of our common stock. On March 1, 2007, such reverse stock split became effective. Fractional shares were rounded up to the next full share.

Change of Control

On September 23, 2020, Activist Investing LLC (the “Seller”), the owner of 116,697,438 common shares (the “Shares”) upon conversion of $1,472,000 of promissory notes and accrued interest acquired by the Seller after the Seller purchased control of our Company in July 2020, agreed to sell the Shares to Lina Liu (the “Purchaser), a resident of China, for $255,000, pursuant to an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”). The first agreement between the Seller and the Purchase was superseded because it had the incorrect name of the Seller. The Seller is owned 100% by David Lazar. The Shares represent approximately 99.0% of the 117,875,323 Class A common shares outstanding at November 30, 2020.

The sale of the Shares to Ms. Liu was completed on October 2, 2020. Ms. Liu, as our 99.0% majority shareholder, then appointed Jun Wang, Yang Wang and Zhihui Bai as members of our board of director (the “Board”) and Ms. Liu as a director and CFO, Treasurer and Secretary (together, the “Designees”). As a result, there was a change of control of our Company; and the change of management was completed on or about October 12, 2020 (the “New Management Date”), ten (10) days after our Information Statement pursuant to SEC Rule 14f-1 was filed with the SEC and mailed to our stockholders. There is no family relationship or other relationship between the Seller and the Purchaser.

In connection with the sale under the Stock Purchase Agreement, Mr. Lazar resigned as an officer and director, and John B. Lowy and Dovid Kotkes have resigned as directors, and have appointed the Designees as our directors, on the New Management Date. As a result thereof, the Designees became our directors, on or about October 12, 2020.

Name Change

After obtaining the approval of the Board and the majority stockholder, we amended our Article of Incorporations by filing of a Certificate of Amendment changing the name of the Company to “Yubo International Biotech Limited” under stock symbol “YBGJ”. The name change became effective December 4, 2020, pursuant to the Certificate of Amendment, upon completion of processing by the Financial Industry Regulatory Authority and in accordance with the SEC rules and regulations.

Reverse Merger with Platinum International Biotech Co., Ltd.

On January 14, 2021 (the “Closing Date”), we entered into a voluntary share exchange transaction with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021 (the “Exchange Agreement”), by and among us, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“Yubo”), and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, we issued a total of 117,000,000 shares of our Class A common stock to the then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of our issued and outstanding capital stock, Platinum became our wholly-owned subsidiary, and we acquired the business and operations of Platinum and Yubo.

Platinum was incorporated on April 7, 2020 under the laws of the Cayman Islands as a holding company. Commencing April 2020, its consolidated variable interest entity Yubo is a leading supplier of innovative products that process, store and administer therapeutic doses of endometrial stem cells for treatment of disease and injuries in the PRC.

Immediately prior to the Exchange Transaction, we had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares of Class A common stock previously held by Lina Liu, and as of the date hereof, our authorized capital stock consists of 120,000,000 shares of common stock, par value $.001 per share, of which 118,177,885 Class A common plus 4,447 Class B common) are issued and outstanding, and 5,000,000 shares of Preferred Stock, $.001 par value, none of which shares are issued or outstanding. Each share of Class A common stock is entitled to one vote with respect to all matters to be acted on by the stockholders; and each share of Class B common stock is entitled to five votes per share, and is convertible into one share of Class A common stock.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies.

As of March 31, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $462,329 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020. Such increase was primarily due to sale of nebulizers. Our cost of goods sold was $146,738 for the three months ended March 31, 2021, as compared to $0 for the three months ended March 31, 2020. Such increase was primarily due to cost of nebulizers sold. As a result, our gross profit increased from $0 for the three months ended March 31, 2020 to $315,591 for the three months ended March 31, 2021.

Operating Expenses

Our operating expenses were $754,161 for the three months ended March 31, 2021, as compared to $140,902 for the three months ended March 31, 2020. The increase in operating expenses was primarily due to sales commissions, employee compensation, occupancy, and other operating expenses.

Loss from Operations

Our loss from operations was $(438,570) for the three months ended March 31, 2021, as compared to $(140,902) for the three months ended March 31, 2020. The increase in loss from operations was due to $613,259 increase in operating expenses offset by $315,591 increase in gross profit.

Other Income (Expense)

Our other income (expense) was $(105) for the three months ended March 31, 2021, as compared to $(46) for the three months ended March 31, 2020. The increase in other expense was primarily due to increase in bank charge.

Net Loss

Our net loss was $(438,675) for the three months ended March 31, 2021, as compared to $(140,948) for the three months ended March 31, 2020. The increase in net loss was primarily due to $613,259 increase in operating expenses offset by $315,591 increase in gross profit.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and equivalents on hand of $126,313 and working capital of $(287,273). Generally, the primary sources of our funds have been cash from operations and capital contributions.  In addition, on May 6, 2021, we filed a registration statement on Form S-1 with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. We estimate that the net proceeds of this offering will be approximately $2.42 million. We believe that our cash on hand and working capital will be sufficient to meet its anticipated cash requirements through January 31, 2022. We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations, cease operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

During the next 12 months, we expect to incur significant research and development expenses with respect to our products. The majority of our research and development activity is focused on development of our stem cell bank.

We also expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

Going concern

The accompanying interim unaudited condensed consolidated financial statements for the three months ended March 31, 2021 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in its consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Mr. Jun Wang, our Chief Executive Officer (who is our Principal Executive Officer) and Ms. Lina Liu, our new Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

i) We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

ii) We do not have an audit committee. While not being legally obligated to have an audit committee, it is the management’s view that to have an audit committee, comprised of independent board members, is an important entity-level control over our financial statements.

iii) We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud-related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management believes that the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal or administrative proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In December 2020 and January 2021, Platinum International Biotech (Hong Kong) Limited, a wholly-owned subsidiary of Platinum, formed two new wholly owned subsidiaries: Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd. (“Yubo Jingzhi”) and Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”), respectively.

Effective March 1, 2021, Yubo Global entered into a lease agreement with Chengdu Liangkang Investment Co. to rent certain laboratory space of approximately 6,960 square meters in Chengdu, China. The lease has a term of five years commencing on March 1, 2021 and ending on February 28, 2026. The monthly rent payment under the lease is approximately RMB300,000 (approximately $46,000).

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (2)
3.2	Bylaws of Registrant (1)
10.1	Employment Agreement, dated December 1, 2020, by and between Yubo International Biotech (Beijing) Limited and Jun Wang (English Translation) (3)
10.2	Employment Agreement, dated October 10, 2020, by and between Yubo International Biotech (Beijing) Limited and Yang Wang (English Translation) (1)
10.3	Employment Agreement, dated October 10, 2020, by and between Yubo International Biotech (Beijing) Limited and Lina Liu (English Translation) (1)
10.4

Equity Pledge Agreement, dated September 11, 2020, by and among Yubo International Biotech (Chengdu) Limited and each of the stockholders of Yubo International Biotech (Beijing) Limited (English Translation) (1)

10.5

Exclusive Option Agreement, dated September 11, 2020, by and among Yubo International Biotech (Chengdu) Limited and each of the stockholders of Yubo International Biotech (Beijing) Limited (English Translation) (1)

10.6	Exclusive Consulting Service Agreement, dated September 11, 2020, by and between Yubo International Biotech (Chengdu) Limited and Yubo International Biotech (Beijing) Limited (English Translation) (1)
10.7	Entrustment Technical Service Agreement, dated February 27, 2020, by and between Yubo International Biotech (Beijing) Limited and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation) (1)
10.8

Agreement of Joint Research and Development, dated February 17, 2020, by and between Beijing Zhenxigu Medical Research Center (L.P.) and Yubo International Biotech (Beijing) Limited (English Translation) (1)

10.9

Cooperation Agreement, dated March 1, 2020, by and among Beijing Zhenxigu Medical Research Center (L.P.), Yubo International Biotech (Beijing) Limited and Huailai Huayue Hengsheng Medical Device Co., Ltd. (English Translation) (1)

10.10	Loan Agreement, by and between Yubo International Biotech (Beijing) Limited and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation) (1)
10.11	Jiusi Cultural Creative Park Lease Contract, by and between Jiusicheng Investment Management (Beijing) Co., Ltd. and Yubo International Biotech (Beijing) Limited (English Translation) (1)
10.12	Indemnification Agreement by and between the Registrant and Jun Wang (1)
10.13	Indemnification Agreement by and between the Registrant and Yang Wang (1)
10.14	Indemnification Agreement by and between the Registrant and Zhihui Bai (1)
10.15	Indemnification Agreement by and between the Registrant and Lina Liu (1)
10.16+	Form of Lease Agreement between Yubo Global Biotechnology (Chengdu) Co. Ltd., our wholly-owned subsidiary, and Chengdu Liangkang Investment Co (English Translation) **
10.17+	Supplement Agreement to Lease Agreement between Yubo Global Biotechnology (Chengdu) Co. Ltd., our wholly-owned subsidiary, and Chengdu Liangkang Investment Co (English Translation) **
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**
(1)	Included as an exhibit to our Current Report on Form 8-K filed on January 14, 2021.
(2)	Included as an exhibit to our Current Report on Form 8-K filed on April 13, 2021.
(3)	Included as an exhibit to our Registration Statement on Form S-1 filed on May 6, 2021.
* Furnished herewith ** Filed herein
+ Portions of this exhibit containing personally identifiable information have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: May 24, 2021	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

