Form 10-Q
period 2021-06-30
Yubo International Biotech Ltd
filed 2021-08-20
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,  and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – August 19, 2021

Class A Common Stock, $0.001 Par Value	118,177,885
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab, Inc.)

In this quarterly report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a New York corporation formerly known as Magna-Lab, Inc. and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (which we refer to herein as “Platinum”)., and Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (which we refer to herein as “Yubo”).

2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTNERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-months and six-months periods ended June 30, 2021 and 2020

3

YUBO INTNERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$79,426	$1,382,525
Receivables	311,383	2,316
Prepaid expenses	261,432	27,160
Inventory	182,501	67,144
Due from related parties	398,392	429,648
Total Current Assets	1,233,134	1,908,793

Property and equipment, net	659,847	79,153
Intangible assets, net	51,127	54,912
Operating lease right of use asset	2,050,985	315,207
Lease security deposits	180,301	86,811
Total Assets	$4,175,394	$2,444,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $103,220 and $101,175 as of June 30, 2021 and December 31, 2020, respectively)	$103,220	$101,175
Customer deposits (including customer deposits of VIE without recourse to the Company of $0 and $11,028 as of June 30, 2021 and December 31, 2020, respectively)	-	11,028
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $699,852 and $757,896 as of June 30, 2021 and December 31, 2020, respectively)	699,852	757,896
Due to related parties (including due to related parties without recourse to the Company of $751,703 and $91,951 as of June 30, 2021 and December 31, 2020 respectively)	751,703	91,951
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $505,952 and $315,207 as of March 31, 2021 and December 31, 2020, respectively)	505,952	315,207
Total Current Liabilities	2,060,727	1,277,257

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $1,545,033 and $0 as of June 30, 2021 and December 31, 2020, respectively)	1,545,033	-
Total Liabilities	3,605,760	1,277,257

Commitments and contingencies		-

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 and 117,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	118,178	117,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2021 and December 31, 2020.	4	-
Additional Paid in Capital	2,117,599	1,991,617
Accumulated deficit	(1,751,678)	(942,994)
Accumulated other comprehensive income (loss)	85,531	1,996
Total Shareholders' Equity	569,634	1,167,619
Total Liabilities and Shareholders' Equity	$4,175,394	$2,444,876

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTNERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	351,471	$276,689	$813,800	$276,689
Cost of Goods Sold	(138,468)	(23,266)	(285,206)	(23,266)
Gross Profit	213,003	253,423	528,594	253,423
Operating expenses:
Sales commissions	1,179	83,633	139,527	83,633
Employee compensation	181,001	44,215	383,833	63,696
Occupancy	191,486	26,284	299,220	102,217
Depreciation and amortization of property and equipment	3,424	2,197	6,196	4,021
Amortization of intangible assets	2,190	-	4,344	-
Other operating expenses	203,808	129,176	504,129	172,840
Total Operating Expenses	583,088	285,505	1,337,249	426,407
Income (loss) from operations	(370,085)	(32,082)	(808,655)	(172,984)

Other Income (Expenses)
Interest income (expense) – net	77	136	(28)	90
Total Other Income (Expenses)	77	136	(28)	90

Loss before Provision for Income Tax	(370,008)	(31,946)	(808,683)	(172,894)

Provision for Income Tax	-	-	-	-

Net loss	$(370,008)	$(31,946)	$(808,683)	$(172,894)
Net loss per share basic and diluted	(0.00)	(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding basic and diluted	118,130,820	115,245,000	118,130,820	115,245,000

Comprehensive income (loss)
Net loss	(370,008)	(31,946)	$(808,683)	$(172,894)
Foreign currency translation adjustment	13,122	(10,016)	83,535	(34,532)
Total comprehensive income (loss)	$(356,886)	$(41,962)	$(725,148)	$(207,426)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTNERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit

BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contributions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisitions of Yubo International Biotech Limited by Plantium International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	(0)

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(438,676)	-	(438,676)

Foreign currency translation adjustment	-	-	-	-	-	-	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(1,381,670)	72,409	926,520

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(370,008)	-	(370,008)
Foreign currency translation adjustment	-	-	-	-	-	-	13,122	13,122

BALANCE, June 30, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,751,678)	$85,531	$569,634

BALANCE, December 31, 2019	115,245,000	$115,245	-	$-	$608,616	$(231,193)	$(3,935)	$488,733

Capital contributions to Yubo Beijing					504,892			504,892

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(140,948)	-	(140,948)

Foreign currency translation adjustment	-	-	-	-	-	-	(24,516)	(24,516)

BALANCE, March 31, 2020	115,245,000	115,245	-	-	1,113,508	(372,141)	(28,451)	828,161

Net loss for the three months ended June 30, 2020	-	-	-	-	-	(31,946)	-	(31,946)

Foreign currency translation adjustment	-	-	-	-	-	-	(10,016)	(10,016)

BALANCE, June 30, 2020	115,245,000	$115,245	-	$-	$1,113,508	$(404,087)	$(38,467)	$786,199

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTNERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(808,683)	$(172,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,540	4,021
Changes in operating assets and liabilities:
Receivables	(309,067)	(55,835)
Prepaid expenses	(234,272)	(34,846)
Inventory	(115,357)	(110,737)
Due from related parties	31,256	859
Lease security deposits	(93,490)	(692)
Accounts payable and accrued expenses	2,045	(2,327)
Customer deposits	(11,028)	86,757
Advances from prospective customers/distributors	(58,044)	-
Due to related parties	659,752	-
Net cash used in operating activities	$(926,348)	$(285,694)

Cash flows from investing activities:
Purchases of property and equipment	(586,890)	(43,148)
Purchases of intangible assets	-	-
Net cash used in investing activities	(586,890)	(43,148)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	127,164	504,892
Net cash provided by financing activities	127,164	504,892

Effect of exchange rate changes	82,975	(53,006)

Net increase (decrease) in cash	(1,303,099)	123,044
Cash at beginning of period	1,382,525	1,262
Cash at end of period	$79,426	$124,306
Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-
Non-cash Investing Activities:
Operating lease right of use asset acquired	$2,002,641	$-

The accompanying notes are an integral part of these consolidated

 YUBO INTNERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months periods ended June 30, 2021 and 2020

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

Commencing in the quarterly period ended March 31, 2021 Yubo Beijing started also selling certain oral liquid health products. For the six months ended June 30, 2021, sales consisted of:

Oral liquid health products	$696,084
Nebulizers	117,716
Total	$813,800

On January 21, 2021 and December 31, 2020, respectively, the Company formed two new wholly owned subsidiaries: Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd. (“Yubo Jingzhi”) as a subsidiary of Yubo Beijing and Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”) as a subsidiary of Platinum HK.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	· A holding company · Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	· A Cayman Island company· Incorporated on April 7, 2020 · A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	· A Hong Kong company· Incorporated on May 4, 2020 · A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	· A PRC company and deemed a wholly foreign owned enterprise· Incorporated on September 4, 2020 · Subscribed capital of $1,500,000· A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	· A PRC limited liability company· Incorporated on June 14, 2016· Subscribed capital of $1,531,722 (RMB 10,000,000) · Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	· A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	· A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at June 30, 2021 and December 31, 2020 consist of:

	June 30, 2021	December 31, 2020
Cash	$4,751	$746,613
Receivables	295,292	2,316
Prepaid Expenses	144,993	27,160
Inventory	182,501	67,144
Due from related parties	398,392	429,648
Property and equipment (net)	75,136	79,153
Intangible assets (net)	51,127	54,912
Operating lease right of use assets	137,771	315,207
Lease security deposits	87,708	86,811
Investment in Yubo Jingzhi (A)	232,198	-
Receivables from other consolidating entities (A)	378,754	-
Total assets	1,988,623	1,808,964

Accounts payable and accrued expense	103,220	101,175
Customer deposits	-	11,028
Advances from prospective customers/distributors	699,852	757,896
Due to related partis	151,703	91,951
Operating lease liabilities	137,771	315,207
Payables to other consolidating entities (A)	503,096	-
Total liabilities	1,595,642	1,277,257
Shareholders' equity	$392,981	$531,707

(A)    Eliminated in consolidation.

Except for $184,303 occupancy expense and $270,520 other operating expenses for the six months ended June 30, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2021 and June 30, 2020 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.4953 RMB for the six months ended June 30, 2021 and $1=7.0700 RMB for the six months ended June 30, 2020), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.4600 RMB at June 30, 2021 and $1=6.5286 RMB at December 31, 2020), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Inventories

Inventories, mainly consisting of nebulizers and components and oral liquid health products, are stated at the lower of cost utilizing the weighted average method or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated selling costs.

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

New Accounting Pronouncements

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

For finance leases, a lessee is required to do the following:

·	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet.

·	Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income.

·

Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:

·	Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet.

·	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

·	Classify all cash payments within operating activities in the statement of cash flows.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2021 and December 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the six-months ended June 30, 2021 and June 30, 2020, the Company had losses of $808,683 and $172,894, respectively.  These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Nebulizers and components	$66,708	$56,702
Oral liquid and health products	99,964	-
Other	15,829	10,442
Total Inventory	$182,501	$67,144

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 31,	December 31,
	2021	2020
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$394,913	$404,288
Yubo Global Biotechnology (Chengdu) Co., Ltd. (2)	-	25,360
Jun Wang	3,479	-
Total Due from Related Parties	$398,392	$429,648

(1)	Zhenhuikang is controlled by Zhenxigu.

(2)	Yubo Global Biotechnology (Chengdu) Co., Ltd. is controlled by Mr. Jun Wang.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Leasehold improvements	$41,396	$44,777
Construction in progress	547,122	-
Air conditioning equipment	57,241	21,496
Office equipment	29,645	22,241
Total property and equipment	675,404	88,514
Less accumulated depreciation and amortization	(15,557)	(9,361)
Property and equipment, net	$659,847	$79,153

For the six months ended June 30, 2021 and 2020, depreciation and amortization of property and equipment was $6,196 and $4,021 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2021	2020
Distribution software	$38,317	$37,914
Patents acquired from related party (Note 11)	21,457	21,232
Total intangible assets	59,774	59,146
Less: Accumulated amortization	(8,647)	(4,234)
Intangible assets, net	$51,127	$54,912

For the six-months ended June 30, 2021 and 2020, amortization of intangible assets expense was $4,344 and $0, respectively.

At June 30, 2021, the expected future amortization of intangible assets expense was:

Year ending December 31, 2021	$4,368
Year ending December 31, 2022	8,736
Year ending December 31, 2023	8,736
Year ending December 31, 2024	8,736
Year ending December 31, 2025	4,904
Thereafter	15,647
Total	$51,127

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSET AND OPERATING LEASE LIABILITY

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. The lease also provided for payments of quarterly rent and management fees to the landlord for the initial term of a total of RMB 4,756,649 ($736,323 at the 6.4600 current exchange rate at June 30, 2021) and the payment of a security deposit to the Landlord of RMB 566,754 ($87,733 at the 6.4600 current exchange rate at June 30, 2021).

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease also provides for payments of monthly rent to the landlord of approximately RMB 300,000 ($46,440 at the 6.4600 current exchange rate at June 30, 2021) and the payment of a security deposit to the Landlord of RMB $598,553 ($92,655 at the 6.4600 current exchange rate at June 30, 2021).

At June 30, 2021, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of June 30, 2021
Year ending December 31, 2021	$480,274
Year ending December 31, 2022	555,931
Year ending December 31, 2023	555,931
Year ending December 31, 2024	583,728
Year ending December 31, 2025	589,287
Thereafter	98,215
Total	$2,863,366

The operating lease liabilities totaling $2,050,985 at June 30, 2021 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $2,863,366 at June 30, 2021.

For the six-months ended June 30, 2021 and June 30, 2020, occupancy expense attributable to these two leases was $299,220 and $102,217 respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

As of June 30, 2021, Yubo Beijing received a total of RMB ¥ 4,521,012 ($699,852) from nine PRC entities in amounts of RMB ¥ 348,000, RMB ¥50,000, RMB ¥50,000, RMB ¥500,000, RMB ¥500,000, RMB ¥500,000, RMB ¥2,292,000, RMB¥ 31,012, and RMB ¥250,000. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2021	2020
	(Unaudited)
Mr. Jun Wang (1)	$-	-
Mr. Yang Wang (2)	151,703	91,951
World Precision Medicine Technology Inc. (3)	600,000	-
Total	$751,703	91,951

(1)	Mr. Jun Wang controls 33.80% of the outstanding Class A common stock of Yubo New York and is the chief executive officer and a director of Yubo New York and Yubo Beijing.

(2)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(3)	World Precision Medicine Technology Inc. is controlled by MR. Cheung Ho Shun. Cheung Ho Shun purchased 152,284 ordinary shares of Platinum on September 11, 2020 for $750,000 cash.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 118,177,885 shares issued and outstanding at June 30, 2021.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2021.

On January 14, 2021, Lina Liu, Company CFO, cancelled 116,697,438 shares of Class A common stock acquired by her on October 2, 2020.

The Company issued 117,000,000 shares of Class A common stock issued in connection with the acquisition of Platinum, as follows:

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2021.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,547,988 (RMB 10,000,000), all of which have been paid by its shareholders as of June 30, 2021.

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

Since inception to June 30, 2021, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of June 30, 2021.  As a result, these entities have not accrued statutory reserve funds.

The ability of the Company’s PRC subsidiary and its VIE to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

·	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;
·	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

On February 27, 2020, Yubo Beijing executed a Patent Transfer Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for consideration of RMB 140,000 ($21,457 at the 6.4600 current exchange rate at June 30, 2021) (See Note 7).

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($30,929 at the 6.4600 current exchange rate at June 30, 2021). As of June 30, 2021, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. The loan is due on demand and non-interest bearing.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2021.

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

Yubo Chengdu and Yubo Jingzhi have had no taxable income or loss from September 4, 2020 (inception) to June 30, 2021.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, and $333,829 for the six months ended June 30, 2021. Yubo Global had a net loss of $184,303 for the six months ended June 30, 2021. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2026. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2021 and December 31, 2020.

The components of deferred tax assets were as follows:

	June 30, 2021	December 31, 2020

Net operating losses carry forward	$336,760	$207,227
Valuation allowance	(336,760)	(207,227)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the six months ended June 30, 2021	For the six months ended June 30, 2020

Income tax (benefits) at 25%	$(202,171)	$(35,237)
Net loss of Platinum	67,626	-
Increase in valuation allowance	129,533	35,237
Other	5,012	-
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2021 and December 31, 2020.

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

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $77,397 at June 30, 2021). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

Business Overview

We are a technology company focused on the research and development and application of endometrial stem cells. We are committed to building the first public endometrial stem cell repository in the world. We offer our products and services under the brand “VIVCELL”. Our product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. We also offer stem cell related services including cell testing and health management consulting services.

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

As of June 30, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 201409, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. This guidance was originally effective for interim and annual periods beginning after December 15, 2016 and allowed for adoption using a full retrospective method, or a modified retrospective method. The Company has adopted ASC 606.

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

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 31, 2020 and for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 31, 2020

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $351,471 for the three months ended June 30, 2021, as compared to $276,689 for the three months ended June 30, 2020. Such increase was primarily due to sale of oral liquid health products. Our cost of goods sold was $138,468 for the three months ended June 30, 2021, as compared to $23,266 for the three months ended June 30, 2020. Such increase was primarily due to sale of oral liquid health products. As a result, our gross profit decreased from $253,423 for the three months ended June 30, 2020 to $213,003 for the three months ended June 30, 2021.

We generated sales of $813,800 for the six months ended June 30, 2021, as compared to $276,689 for the six months ended June 30, 2020. Such increase was primarily due to sale of oral liquid health products. Our cost of goods sold was $285,206 for the six months ended June 30, 2021, as compared to $23,266 for the six months ended June 30, 2020. Such increase was primarily due to sale of oral liquid health products. As a result, our gross profit increased from $253,423 for the six months ended June 30, 2020 to $528,594 for the six months ended June 30, 2021.

Operating Expenses

Our operating expenses were $583,088 for the three months ended June 30, 2021, as compared to $285,505 for the three months ended June 30, 2020. The increase in operating expenses was primarily due to increases in employee compensation, occupancy, and other operating expenses.

Our operating expenses were $1,337,249 for the six months ended June 30, 2021, as compared to $426,407 for the six months ended June 30, 2020. The increase in operating expenses was primarily due to increases in sales commission, employee compensation, occupancy and other operating expenses.

Loss from Operations

Our loss from operations was $(370,085) for the three months ended June 30, 2021, as compared to $(32,082) for the three months ended June 30, 2020. The increase in loss from operations was due to an increase in operating expense of $297,583, offset by a decrease of gross profit of $40,420

Our loss from operations was $(808,655) for the six months ended June 30, 2021, as compared to $(172,894) for the six months ended June 30, 2020. The increase in loss from operations was due to an increase in operating expense of $910,842, offset by increase of gross profit of $275,171.

Other Income (Expense)

Our other income (expense) was $77 for the three months ended June 30, 2021, as compared to $136 for the three months ended June 30, 2020. The decrease in other income was primarily due to a decrease in bank refund.

Our other income (expense) was $(28) for the six months ended June 30, 2021, as compared to $90 for the six months ended June 30, 2020. The decrease in other income (expense) was primarily due to an increase in bank charge.

Net Loss

Our net loss was $370,008 for the three months ended June 30, 2021, as compared to $31,946 for the three months ended June 30, 2020. The increase in net loss was primarily due to an increase in operating expense of $297,583, offset by a decrease of gross profit of $40,420.

Our net loss was $808,683 for the six months ended June 30, 2021, as compared to $172,894 for the six months ended June 30, 2020. The increase in net loss was primarily due to an increase in operating expense of $910,842, offset by increase of gross profit of $275,171.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and equivalents on hand of $79,426 and working capital of $(827,593). Generally, the primary sources of our funds have been cash from operations and capital contributions.  In addition, on May 6, 2021, we filed a registration statement on Form S-1 with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. We estimate that the net proceeds of this offering will be approximately $2.42 million. We believe that our cash on hand and working capital will be sufficient to meet its anticipated cash requirements through January 31, 2022. We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Shareholder Loan

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided the Company with a working capital loan in the principal amount of $600,000. The loan is due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited condensed consolidated financial statements for the quarter ended June 30, 2021 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Mr. Jun Wang, our Chief Executive Officer (who is our Principal Executive Officer) and Ms. Lina Liu, our new Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Shareholder Loan.

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
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: August 20, 2021	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 20, 2021	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

