Form 10-Q
period 2021-09-30
Yubo International Biotech Ltd
filed 2021-11-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

February 29, 2020

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 12, 2021

Class A Common Stock, $0.001 Par Value	118,177,885
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED (formerly Magna-Lab, Inc.)

In this quarterly report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a New York corporation formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China.

2

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three-months and nine-months periods ended September 30, 2021 and 2020

3

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$62,953	$1,382,525
Receivables	205,827	2,316
Prepaid expenses	287,002	27,160
Inventory	294,572	67,144
Due from related parties	395,526	429,648
Total Current Assets	1,245,880	1,908,793

Property and equipment, net	640,477	79,153
Intangible assets, net	40,346	54,912
Operating lease right of use asset	2,342,738	315,207
Lease security deposit	87,782	86,811
Total Assets	$4,357,223	$2,444,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $44,818 and $101,175 as of September 30, 2021 and December 31, 2020, respectively)	$57,480	$101,175
Customer deposits (including customer deposits of VIE without recourse to the Company of $0 and $11,028 as of September 30, 2021 and December 31, 2020, respectively)	-	11,028
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $747,449 and $757,896 as of September 30, 2021 and December 31, 2020, respectively)	747,449	757,896
Due to related parties (including due to related parties without recourse to the Company of $326,667 and $91,951 as of September 30, 2021 and December 31, 2020 respectively)	987,252	91,951
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $79,393 and $315,207 as of September 30, 2021 and December 31, 2020, respectively)	553,389	315,207
Total Current Liabilities	2,345,570	1,277,257

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $0 and $0 as of September 30, 2021 and December 31, 2020, respectively)	1,789,349	-
Total Liabilities	4,134,919	1,277,257

Commitments and contingencies	-	-

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 and 117,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	118,178	117,000
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2021 and December 31, 2020.	4	-
Additional Paid in Capital	2,117,599	1,991,617
Accumulated deficit	(2,088,262)	(942,994)
Accumulated other comprehensive income (loss)	74,785	1,996
Total Shareholders' Equity	222,304	1,167,619
Total Liabilities and Shareholders' Equity	$4,357,223	$2,444,876

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$98,303	$194,459	$912,103	$471,148
Cost of Goods Sold	(25,106)	(62,990)	(310,312)	(39,724)
Gross Profit	73,197	131,469	601,791	431,424
Operating expenses:
Sales commissions	107	104,330	139,634	187,963
Employee compensation	178,872	50,159	562,705	113,748
Occupancy	168,489	62,178	467,709	159,889
Depreciation and amortization of property and equipment	3,408	12,239	9,604	16,250
Amortization of intangible assets	1,644	1,929	5,988	1,929
Other operating expenses	66,691	205,099	570,820	381,789
Total Operating Expenses	419,211	435,934	1,756,460	861,568
Income (loss) from operations	(346,014)	(304,465)	(1,154,669)	(430,144)

Other Income (Expenses)
Other expense (income) net	9,430	(247)	9,402	(157)
Total Other Income (Expenses)	9,430	(247)	9,402	(157)

Loss before Provision for Income Tax	(336,584)	(304,712)	(1,145,267)	(430,301)

Provision for Income Tax	-	-	-	-

Net loss	$(336,584)	(304,712)	$(1,145,267)	$(430,301)
Net loss per share basic and diluted	$(0.00)	(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding basic and diluted	118,177,885	117,000,000	118,177,885	117,000,000

Comprehensive income (loss)
Net loss	$(336,584)	(304,712)	$(1,145,267)	$(430,301)
Foreign currency translation adjustment	(10,746)	38,467	72,789	3,395
Total comprehensive income (loss)	$(347,330)	$(266,245)	$(1,072,478)	$(426,906)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock						Accumulated
Nine Months Ended September 30, 2021	Class A		Class B		Additional paid in	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit
BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contributions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisitions of Yubo International Biotech Limited by Plantium International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(438,676)	-	(438,676)

Foreign currency adjustment	-	-	-	-	-	-	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(1,381,670)	72,409	$926,520

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(370,008)	-	(370,008)

Foreign currency adjustment	-	-	-	-	-	-	13,122	13,122

BALANCE, June 30, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,751,678)	$85,531	$569,634

Net loss for the three months ended September 30, 2020	-	-	-	-	-	(336,584)	-	(336,584)

Foreign currency adjustment	-	-	-	-	-	-	(10,746)	(10,746)

BALANCE, September 30, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,088,262)	$74,785	$222,304

Nine Months Ended September 30, 2020
BALANCE, December 31, 2019	115,245,000	$115,245	-	$-	$608,616	$(231,193)	$(3,935)	$488,733

Capital contributions to Yubo Beijing					504,892			504,892

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(140,948)	-	(140,948)

Foreign currency adjustment	-	-	-	-	-	-	(24,516)	(24,516)

BALANCE, March 31, 2020	115,245,000	$115,245	-	$-	$1,113,508	$(372,141)	$(28,451)	$828,161

Net loss for the three months ended June 30, 2020	-	-	-	-	-	(31,946)	-	(31,946)

Foreign currency adjustment	-	-	-	-	-	-	(10,016)	(10,016)

BALANCE, June 30, 2020	115,245,000	$115,245	-	$-	$1,113,508	$(404,087)	$(38,467)	$786,199

Net loss for the three months ended September 30, 2020	-	-	-	-	-	(304,712)	-	(304,712)

Foreign currency adjustment	-	-	-	-	-	-	38,467	38,467

BALANCE, September 30, 2020	115,245,000	$115,245	-	$-	$1,113,508	$(708,799)	$-	$519,954

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,145,267)	$(430,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,592	18,179
Changes in operating assets and liabilities:
Receivables	(203,511)	(5,458)
Prepaid expense	(259,842)	19,794
Inventory	(227,428)	(83,607)
Due from related parties	34,122	(64,580)
Lease security deposit	(971)	3,378
Accounts payable and accrued expenses	(43,695)	120,852
Customer deposits	(11,028)	15,378
Advances from prospective customers/distributors	(10,447)	-
Due to related parties	895,301	(5,493)
Net cash used in operating activities	$(957,174)	$(411,858)

Cash flows from investing activities:
Purchases of property and equipment	(546,682)	(53,330)
Purchases of intangible assets	-	(54,872)
Net cash used in investing activities	(546,682)	(108,202)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	127,164	520,351
Sales of ordinary shares on September 11, 2020	-	750,000
Net cash provided by financing activities	127,164	1,270,351

Effect of exchange rate changes	57,120	(2,113)

Net increase (decrease) in cash	(1,319,572)	748,178
Cash at beginning of period	1,382,525	1,262
Cash at end of period	$62,953	$749,440
Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-
Non-cash Investing Activities:
Operating lease right of use asset acquired	$2,002,641	$-

The accompanying notes are an integral part of these consolidated financial statements.

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months periods ended September 30, 2021 and 2020

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

Commencing in the quarterly period ended March 31, 2021 Yubo Beijing started also selling certain oral liquid health products. For the nine months ended September 30, 2021, sales consisted of:

Oral liquid health products	$768,331
Nebulizers	128,002
Others	15,770
Total	$912,103

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,531,722 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at September 30, 2021 and December 31, 2020 consist of:

	September 30, 2021	December 31, 2020
Cash	$45,376	$746,613
Receivables	202,726	2,316
Prepaid Expenses	189,087	27,160
Inventory	294,572	67,144
Due from related parties	395,526	429,648
Property and equipment (net)	68,664	79,153
Intangible assets (net)	40,346	54,912
Operating lease right of use assets	309,329	315,207
Lease security deposits	79,393	86,811
Investment in Yubo Jingzhi (A)	87,844	-
Receivables from other consolidating entities (A)	283,217	-
Total assets	1,919,309	1,808,964

Accounts payable and accrued expense	44,818	101,175
Customer deposits	-	11,028
Advances from prospective customers/distributors	747,449	757,896
Due to related parties	326,667	91,951
Operating lease liabilities	79,393	315,207
Payables to other consolidating entities (A)	503,876	-
Total liabilities	1,702,203	1,277,257

Shareholders’ equity	$217,106	$531,707

(A)    Eliminated in consolidation.

Except for $330,929 occupancy expense and $295,645 other operating expenses for the nine months ended September 30, 2021 and except for $10,021 other operating expenses for the nine months ended September 30, 2020, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2021 and September 30, 2020 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.4903 RMB for the nine months ended September 30, 2021 and $1=6.815929 RMB for the nine months ended September 30, 2020), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.4500 RMB at September 30, 2021 and $1=6.5286 RMB at December 31, 2020), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Revenue Recognition

The Company derives its revenue from the sale of nebulizers containing frozen tubes with medical fluid and from the sale of oral liquids health products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company adopted ASC 606 requires the use of a new five-step model to recognize revenue from customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2021 and December 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the nine months ended September 30, 2021 and September 30, 2020, the Company had losses of $1,145,267 and $430,301, respectively.  These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31
	2021	2020
	(Unaudited)
Nebulizers and components	$62,118	$56,702
Oral liquid and health products	217,887	-
Other	14,567	10,442
Total Inventory	$294,572	$67,144

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$395,526	$404,288
Yubo Global Biotechnology (Chengdu) Co., Ltd. (2)	-	25,360
Total Due from Related Parties	$395,526	$429,648

__________________

(1)	Zhenhuikang is controlled by Zhenxigu.

(2)	Yubo Global Biotechnology (Chengdu) Co., Ltd. is controlled by Mr. Jun Wang.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Leasehold improvements	$78,014	$44,777
Construction in progress	522,793	-
Air conditioning equipment	21,763	21,496
Office equipment	30,199	22,241
Total property and equipment	652,769	88,514
Less accumulated depreciation and amortization	(12,292)	(9,361)
Property and equipment, net	$640,477	$79,153

For the nine months ended September 30, 2021 and 2020, depreciation and amortization of property and equipment was $9,604 and $16,250 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2021	2020
Distribution software	$38,376	$37,914
Patents acquired from related party (Note 12)	12,280	21,232
Total intangible assets	50,656	59,146
Less: Accumulated amortization	(10,310)	(4,234)
Intangible assets, net	$40,346	$54,912

For the nine-months ended September 30, 2021 and 2020, amortization of intangible assets expense was $5,988 and $1,929, respectively.

At September 30, 2021, the expected future amortization of intangible assets expense was:

Year ending December 31, 2021	$2,072
Year ending December 31, 2022	8,289
Year ending December 31, 2023	8,289
Year ending December 31, 2024	8,289
Year ending December 31, 2025	2,533
Thereafter	10,874
Total	$40,346

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSET AND OPERATING LEASE LIABILITY

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. The lease also provided for payments of quarterly rent and management fees to the landlord for the initial term of a total of RMB 4,756,649 ($737,465 at the 6.4500 current exchange rate at September 30, 2021) and the payment of a security deposit to the Landlord of RMB 566,754 ($87,869 at the 6.4500 current exchange rate at September 30, 2021).

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease also provides for payments of monthly rent to the landlord of approximately RMB 300,000 ($46,512 at the 6.4500  current exchange rate at September 30, 2021) and the payment of a security deposit to the Landlord of RMB 598,553 ($92,799 at the 6.4500 current exchange rate at September 30, 2021).

At September 30, 2021, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of September 30, 2021
Year ending December 31, 2021	$260,969
Year ending December 31, 2022	556,793
Year ending December 31, 2023	556,793
Year ending December 31, 2024	584,663
Year ending December 31, 2025	590,201
Thereafter	98,336
Total	$2,647,755

The operating lease liabilities totaling $2,342,738 at September 30, 2021 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $2,647,755 at September 30, 2021.

For the nine-months ended September 30, 2021 and September 30, 2020, occupancy expense attributable to these two leases was $467,709 and $159,889 respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

As of September 30, 2021, Yubo Beijing received a total of RMB ¥ 4,821,043 ($747,449) from ten PRC entities in amounts of RMB ¥ 348,000, RMB ¥50,000, RMB ¥50,000, RMB ¥500,000, RMB ¥500,000, RMB ¥500,000, RMB ¥2,292,000, RMB¥ 31,012, RMB¥31 and  RMB ¥550,000. The related verbal agreements provide for the ten entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the ten PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2021	2020
	(Unaudited)
Ms. Huang Li (3)	$60,585	$-
Mr. Yang Wang (1)	326,667	91,951
World Precision Medicine Technology Inc. (2)	600,000	-
Total	$987,252	$91,951

_____________

(1)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	World Precision Medicine Technology Inc. is controlled by MR. Cheung Ho Shun. Cheung Ho Shun purchased 152,284 ordinary shares of Platinum on September 11, 2020 for $750,000 cash.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.75% of the issued and outstanding common stock of the Company.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000shares authorized, 118,177,885 shares issued and outstanding at September 30, 2021.

Common Stock Class B – par value 0.001 per share, 3,750,000shares authorized, 4,447 shares issued and outstanding at September 30, 2021.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2021.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,547,988 (RMB 10,000,000), all of which have been paid by its shareholders as of September 30, 2021.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries or its VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing.

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

Since inception to September 30, 2021, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of September 30, 2021.  As a result, these entities have not accrued statutory reserve funds.

The ability of the Company’s PRC subsidiaries and its VIE to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

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

On February 27, 2020, Yubo Beijing executed a Patent Transfer Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for consideration of RMB 140,000 ($21,705 at the 6.4500 current exchange rate at September 30, 2021) (See Note 7).

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($30,977 at the 6.4500 current exchange rate at September 30, 2021). As of September 30, 2021, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to September 30, 2021.

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

Yubo Chengdu and Yubo Jingzhi have had no taxable income or loss from September 4, 2020 (inception) to September 30, 2021.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, and $518,692 for the nine months ended September 30, 2021. Yubo Global had a net loss of $330,929 for the nine months ended September 30, 2021. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2026. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2021 and December 31, 2020.

The components of deferred tax assets were as follows:

	September 30, 2021	December 31, 2020

Net operating losses carry forward	$419,632	$207,227
Valuation allowance	(419,632)	(207,227)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

Income tax (benefits) at 25%	$(283,317)	$(107,525)
Net loss of Platinum	73,807	-
Increase in valuation allowance	212,405	107,525
Other	105	-
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2021 and December 31, 2020.

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

Website Platform Maintenance Agreement

On April 29, 2020, Yubo Beijing executed an agreement with Hainan Haifu Technology Ltd. (“HHT”). The agreement provided for HHT to provide certain website maintenance services for Yubo Beijing and provided for Yubo Beijing to pay a monthly fee of RMB 150,000 ($22,231 at the 6.7473 average exchange rate for the year ended December 31, 2020) to HHT. The term of the agreement, which originally was for one year expiring April 28, 2021, was mutually terminated on October 30, 2020.

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $77,519 at September 30, 2021). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) and the related notes and other financial information included elsewhere in this quarterly report on Form 10-Q and our consolidated financial statements (unaudited) included in our current report on Form 8-K field on January 14, 2021. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the subsection titled “Cautionary Note Regarding Forward-Looking Statements” below for a discussion of forward-looking statements and the section titled “Risk Factors” included in our current report on Form 8-K field on January 14, 2021 for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this quarterly report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Statements that are not statements of historical facts may be deemed to be forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “should,” “seek,” “will,” and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management. However, various risks, uncertainties and contingencies could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. See our current report on Form 8-K filed on January 14, 2021 for a discussion of certain known risks.

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

We are a U.S. holding company primarily operating in China through our wholly owned subsidiary, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), which in turn operates in China through its wholly-owned subsidiaries and contractual arrangements with a variable interest entity (the “VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“Yubo”) that conducts our daily operations.

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

As of September 30, 2021, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020 and for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $98,303 for the three months ended September 30, 2021, as compared to $194,459 for the three months ended September 30, 2020. Such decrease was primarily due to decrease in sale of oral liquid health products. Our cost of goods sold was $25,106 for the three months ended September 30, 2021, as compared to $62,990 for the three months ended September 30, 2020. Such decrease was primarily due to sale of oral liquid health products. As a result, our gross profit decreased from $131,469 for the three months ended September 30, 2020 to $73,197 for the three months ended September 30, 2021.

 We generated sales of $913,103 for the nine months ended September 30, 2021, as compared to $471,148 for the nine months ended September 30, 2020. Such increase was primarily due to sale of oral liquid health products. Our cost of goods sold was $310,312 for the nine months ended September 30, 2021, as compared to $39,724 for the nine months ended September 30, 2020. Such increase was primarily due to sale of oral liquid health products. As a result, our gross profit increased from $431,424 for the nine months ended September 30, 2020 to $601,791 for the nine months ended September 30, 2021.

Operating Expenses

Our operating expenses were $419,211 for the three months ended September 30, 2021, as compared to $435,934 for the three months ended September 30, 2020. The decrease in operating expenses was primarily due to decreases in operating expenses partially offset by increases in employee compensation and occupancy.

Our operating expenses were $1,756,460 for the nine months ended September 30, 2021, as compared to $861,568 for the nine months ended September 30, 2020. The increase in operating expenses was primarily due to increases in employee compensation, occupancy, and other operating expenses.

Loss from Operations

Our loss from operations was $346,014 for the three months ended September 30, 2021, as compared to $304,465 for the three months ended September 30, 2020. The increase in loss from operations was due to decrease in gross profit $58,272.

Our loss from operations was $1,154,669 for the nine months ended September 30, 2021, as compared to $430,144 for the nine months ended September 30, 2020. The increase in loss from operations was due to increase in gross profit $170,367 offset by increase in operating expense of $894,892.

Other Income (Expense)

Our other expense (income) was $9,430 for the three months ended September 30, 2021, as compared to $(247) for the three months ended September 30, 2020. The increase in other expense was primarily due to write off of an intangible asset.

Our other expense (income) was $9,402 for the nine months ended September 30, 2021, as compared to $(157) for the nine months ended September 30, 2020. The increase in other income was primarily due to write off of an intangible asset.

Net Loss

Our net loss was $336,584 for the three months ended September 30, 2021, as compared to $304,712 for the three months ended September 30, 2020. The increase in net loss was primarily due to decrease in gross profit $58,272.

Our net loss was $1,145,267 for the nine months ended September 30, 2021, as compared to $430,301 for the nine months ended September 30, 2020. The increase in net loss was primarily due to increase in gross profit $170,367 offset by increase in operating expense of $894,892.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and equivalents on hand of $62,953 and a negative working capital of $1,099,690. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. In addition, on May 6, 2021, we filed a registration statement on Form S-1 with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. We estimate that the net proceeds of this offering will be approximately $2.42 million. We believe that our cash on hand and working capital will be sufficient to meet its anticipated cash requirements through January 31, 2022. We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Shareholder Loans

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided the Company with a working capital loan in the principal amount of $600,000. As of September 30, 2021, the entire loan amount was outstanding.

As of September 30, 2021, we also had payables due to our shareholder and director, Mr. Yang Wang, in the amount of $326,667, and to Mr. Huang Li, an indirect shareholder, in the amount of $60,585.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited condensed consolidated financial statements for the quarter ended September 30, 2021 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Mr. Jun Wang, our Chief Executive Officer (who is our Principal Executive Officer) and Ms. Lina Liu, our new Chief Financial Officer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

____________

(1)	Included as an exhibit to our Current Report on Form 8-K filed on January 14, 2021.
(2)	Included as an exhibit to our Current Report on Form 8-K filed on April 13, 2021.
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: November 15, 2021	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

