Form 10-K
period 2021-12-31
Yubo International Biotech Ltd
filed 2022-04-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number 0-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact Name of Registrant as Specified in its Charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China	N/A
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: +86 (010) 6615-5141

 Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered under Section 12(g) of the Exchange Act:

Class A common stock, par value $.001 per share
(Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the Class A common stock on the OTC Markets on June 30, 2021, was approximately $719,368.

As of April 15, 2022, 118,177,885 shares of Class A common stock, $.001 par value, and 4,447 shares of Class B common stock, $.001 par value, of the Registrant were outstanding.

 Statement Regarding Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Annual Report”) that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Item 1A. Risk Factors” including, without limitation, risks relating to:

•	the results of Yubo Beijing’s research and development activities relating, in particular, to stem cell related technologies;

•	the early stage of Yubo Beijing’s product candidates presently under development;

•	the need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

•

Yubo Beijing’s ability to obtain and, if obtained, maintain regulatory approval of its current product candidates, and any of its other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;

•	Yubo Beijing’s ability to retain or hire key scientific or management personnel;

•	Yubo Beijing’s ability to protect its intellectual property rights that are valuable to its business, including patent and other intellectual property rights;

•	Yubo Beijing’s dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	Yubo Beijing’s ability to develop successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of Yubo Beijing’s approved product candidates, and the rate and degree of market acceptance of any of its approved product candidates;

•	competition in the industry; and

•	regulatory developments in China.

We operate in a rapidly-changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this Annual Report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

PART I

Item 1. Business.

In this Annual Report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and New York corporation, formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and the term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China, and the Chinese operating company.

Corporate Overview

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”). Platinum is not a Chinese operating company but a Cayman Islands holding company which in turn operates in China through its subsidiaries and contractual arrangements with Yubo Beijing, the Chinese operating company. None of our Company, Platinum, or Platinum International Biotech (Hong Kong) Limited, a wholly owned subsidiary of Platinum (“Platinum HK”), each as a holding company, conducts any day-to-day business operations in China.

Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Name Change

Effective December 4, 2020, we changed our corporate name from Magna-Lab, Inc. to Yubo International Biotech Limited under the stock symbol “YBGJ.”

Reverse Merger with Platinum International Biotech Co., Ltd.

On January 14, 2021 (the “Closing Date”), we entered into a voluntary share exchange transaction with Platinum, pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021 (the “Exchange Agreement”), by and among us, Platinum, Yubo Beijing, and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, we issued a total of 117,000,000 shares of our Class A common stock to the then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of our issued and outstanding capital stock, Platinum became our wholly owned subsidiary, and we acquired the business and operations of Platinum and Yubo Beijing.

Prior to the Exchange Transaction, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From and after the Closing Date, our primary operations will consist of the business and operations of Platinum and Yubo Beijing.

Yubo Beijing was founded on June 14, 2016 under the laws of the PRC, and has its headquarters at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC. Yubo Beijing is a Chinese operating company.

Platinum was established on April 22, 2020 under the laws of Cayman Islands as a limited liability company. Platinum acquired all of the outstanding stock of Platinum HK on May 4, 2020. Subsequently, the sole stockholder of Platinum sold 100% of the outstanding shares capital of Platinum to the Platinum Stockholders. Platinum is not a Chinese operating company but a Cayman Islands holding company.

Platinum HK was established on May 4, 2020 under the laws of Hong Kong as a limited liability company. Platinum HK acquired all of the outstanding stock of Yubo WFOE on September 11, 2020.

Yubo WFOE was established on September 4, 2020, under the laws of the PRC. Yubo WFOE is a wholly owned subsidiary of Platinum HK, and therefore, Yubo WFOE is a wholly foreign owned enterprise. The advantages of this structure include:

•	Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of Chinese law;

•	Ability to formally carry out business and the ability to issuing invoices to customers in RMB and receive revenues in RMB;

•	Capable of converting RMB profits to US dollars or other foreign currency for remittance to their parent company outside China; and

•	Greater protection of intellectual property rights, know-how and technology since no partner required and therefore more control of intellectual property.

On December 31, 2020, Platinum HK formed a new wholly-owned subsidiary, Yubo Global Biotechnology (Chengdu) Co. Ltd. (“Yubo Global”).

On January 21, 2021, Yubo formed a new wholly-owned subsidiary, Jingzhi Biotechnology (Chengdu) Co. Ltd. (“Yubo Jingzhi”).

Immediately prior to the Exchange Transaction, we had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares of Class A common stock previously held by Lina Liu, and as of the date hereof, our authorized capital stock consists of 120,000,000 shares of common stock, par value $.001 per share, of which 118,177,885 Class A common plus 4,447 Class B common are issued and outstanding, and 5,000,000 shares of Preferred Stock, $0.001 par value, none of which shares are issued or outstanding. Each share of Class A common stock is entitled to one vote with respect to all matters to be acted on by the stockholders; and each share of Class B common stock is entitled to five votes per share, and is convertible into one share of Class A common stock.

The VIE and China Operations

As a result of the Exchange Transaction, we became a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Jingzi , Yubo Global, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the PRC (the “Yubo WFOE” or “WFOE”), in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as descried in this Annual Report. We do not own any equity interest in Yubo Beijing.

We manage Yubo Beijing through our WFOE. On September 11, 2020, our WFOE entered into a series of contractual arrangements with Yubo Beijing and its shareholders, allowing us to exercise effective control over Yubo Beijing. These agreements include:

5

•

Exclusive Consulting Services Agreement. Pursuant to the Exclusive Consulting Services Agreement, WFOE agrees to provide, and Yubo Beijing agrees to accept, exclusive management services provided by WFOE.

•

Exclusive Option Agreement. Pursuant the Exclusive Option Agreement, the Yubo Beijing Shareholders granted WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. WFOE may exercise the purchase option at any time.

•

Equity Pledge Agreement. Pursuant to the Equity Pledge Agreement, the Yubo Beijing Shareholders pledged all of their equity interests in Yubo Beijing, including the proceeds thereof, to guarantee all of WFOE’s rights and benefits under the Exclusive Consulting Services Agreement and the Exclusive Option Agreement.

We do not have any equity ownership interest in, direct foreign investment in, or control through such contractual agreements of Yubo Beijing. As a result of our contractual relationships with Yubo Beijing, we consolidate Yubo Beijing’s financial results in our consolidated financial statements and are the primary beneficiary of Yubo Beijing for accounting purposes only. Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors. For example, management through these contractual arrangements may be less effective than direct ownership, and we could face heightened risks and costs in enforcing these contractual arrangements, because there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to these contractual arrangements. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds such agreements non-compliant with relevant PRC laws, regulations, and rules, or if these laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. See “Item 1A. Risk Factors—Risks Related to Our Corporate Structure.”

The following diagram illustrates our corporate structure, including Yubo Beijing, as of the date of this Annual Report:

Business Strategy

Yubo Beijing intends to build a first-class stem cell storage facility, which we believe, will be the first global bank of endometrial stem cells. Yubo Beijing also intends to develop and expand its current product line, to include a series of endometrial stem cells light application technology and medical-grade cell therapeutic products for health management, innovative medicine, anti-aging treatments, clinical transformation and other application fields. We believe Yubo Beijing’s existing technology and leadership position in stem cell processing will drive significant future growth for the company.

Stem Cell Storage Facility

The endometrial stem cell bank is divided into a public resources library and private repositories. The public resources library will meet strict testing standards. Yubo Beijing will enter into standard donation agreements with the donor customers who meet the public resources library standards, and store the collection of stem cell samples in the public resources library. Such public resources library biological samples can be widely used in research and development and subsequent commercial development. See “—Services and Products—Endometrial Stem Cell Bank” below for a detailed discussion regarding the regulatory approvals, operational steps and construction timeline in connection with the stem cell bank.

Business Model

Yubo Beijing’s business model leverages its ability to integrate the upstream, middle stream and downstream of its stem cell based product cycle. With respect to the upstream of the industrial chain, Yubo Beijing intends to build a public resource library of endometrial stem cells to meet the demand for high-quality cells from stem cell application and treatment centers in China. See “—Business Strategy—Stem Cell Storage Facility” above and “—Service and Products—Endometrial Stem Cell Bank” below. With respect to the middle and downstream of the industrial chain, Yubo Beijing intends to open and operate biological experience center stores where it integrates the functions of display, trial and sale of its light application products under the brand “VIVCELL”, and at the same time, can train and develop its sales personnel. By continuing to build and develop the “VIVCELL” brand, it plans to expand the biological experience center stores into a nationwide franchise. We believe Yubo Beijing’s integrated approach provides it with a competitive advantage.

Service and Products

Endometrial Stem Cell Bank

Effective March 1, 2021, we, through Yubo Global, entered into a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu, China for the use of the endometrial stem cell bank and subsequent research and development laboratory. See “Item 2. Properties.” In addition, Yubo Beijing has entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd., a company organized under the laws of the PRC, entrusting it to prepare, store and manage endometrial stem cell samples for the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Beijing Zhenhuikang Biotechnology Co., Ltd is an affiliate of a shareholder of Yubo Beijing. Pursuant to the entrustment agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and Yubo Beijing may terminate the agreement at any time. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions.”

Subsequent to the entry into the lease and the Entrustment Technical Service Agreement, Yubo Beijing has completed the design for the stem cell bank and obtained a business license for the stem cell bank from the Market Supervision Administration of Chengdu Municipality. The establishment of the stem cell bank has been submitted for filing with the Chengdu Municipal Development and Reform Commission, the Science and Technology Bureau and the Health Commission. The blue print design of the stem cell bank has been approved by Health Commission and Fire and Rescue department.

Yubo Beijing intends to recruit young, healthy adult females as the donors of endometrial stem cells. Yubo Beijing plans to target these donors via several channels, including from its existing clients for cell testing and health management consulting services, from colleges and universities where it promotes the knowledge and awareness of the application of endometrial stem cells, and from its existing customers of light application products. Yubo Beijing has launched an educational program about the benefits and applications of endometrial stem cells among the existing customers of light application products, although it has not attempted to recruit any donors to date.

We expect that Yubo Beijing will complete the first stage of building the stem cell bank, which mainly consists of tenant improvement and equipment procurement, by June 2022. Yubo Beijing may begin recruiting qualified donors after the completion of the first stage when the stem cell bank becomes operational. The stem cell bank is expected to be fully operational at its designed capacity by 2024.

Light Application Products

Yubo Beijing’s current commercialized light application products include the following:

•

Respiratory atomization products (nebulizers): include lung regulating essence, which is applied through an atomizer and formulated on the basis of multiple growth factors rich in the polypeptide of cell technology such as FGF, EGF, VEGF, etc. to repair and cure the lungs. These products can enhance the regeneration of lung stem cells, inhibit apoptosis of normal lung cells, improve immunity, relieve dry and astringent foreign body sensation, and relieve chest tightness, chest pain, wheezing, breathing difficulties and other symptoms. Yubo Beijing launched the respiratory atomization products in April 2020 and the sales of these products have accumulated to approximately $1.7 million since launch. The respiratory atomization products are sold in Guangdong, Shandong, Hebei, Henan, Chongqing and Sichuan provinces. The customer base for these products mainly includes middle class and above population with respiratory system diseases or weaknesses, or low immunity.

•

Cell basidiomycetes compound drink/beverage: This product is registered as beverage. Based on cellular immunology, combined with traditional Chinese medicine theories and natural plant extracts such as basidiomycetes, red ginseng and polygonatum, it has the benefits of rapid activation of immune cells, regulation of immune system, anti-tumor, anti-virus, hypoglycemic and anti-oxidation. Yubo Beijing launched the cell basidiomycetes compound drink in February 2021 and the sales of this product have accumulated to approximately $400,000 by end of May 2021. Yubo Beijing is still in the process of promoting this product to cover more regional markets. The customer base for this drink mainly includes middle class and above population who are recovering from major epidemic diseases or with low immunity.

Yubo Beijing’s other light application products which it plans to launch in the near future include the following:

•

Facial care series: this line of products include renewal essence mask powder, which is formulated with optimal active substances derived from stem cells, can significantly improve skin’s self-repair ability, and has the benefits of anti-wrinkle, tightening, water locking and brightening, and skin delicate essence, which is applied through a beauty instrument to promote the absorption and formulated based on multiple growth factors rich in the polypeptide of cell technology such as FGF and EGF to repair skin barrier, improve skin gloss and restore skin elasticity. The customer base for these products mainly includes high-income population with dry skin, lack of skin elasticity or damaged skin barrier.

8

•

Eye care series: include eye moist essence, which is applied through eye warm import instrument to enhance absorption and formulated based on multiple growth factors rich in the polypeptide of cell technology such as FGF, EGF, VEGF, etc., to deeply cleanse and wash out impurities, 360 degrees nourish eyes, relieve dry and scorching sensation, and strengthen self-repair of corneal cells. The customer base for these products mainly includes people who overuse their eyes, suffer from dry eyes from long-term use of electronic products, cover from eye-operations or surgeries.

•

Hair care series: include tough curing and solid hair follicles essence, which is applied through a micro type electric nanometer crystal injector and formulated based on multiple growth factors rich in the polypeptide of cell technology such as FGF, EGF, VEGF, etc. to strengthen hair follicle, prevent hair loss from the roots, nourish the scalp, repair damaged scalp, and enhance scalp barrier. The customer base for these products mainly includes high-income population suffering from hair thinning, damaged scalp follicles, severe hair loss.

•

Male and female private protection series: include bacteriostatic spray and intimate wash for men and women to balance pH levels in the groin and genital areas for prevention of infections, eliminate odor, and inhibit bacteria; and nourishing vagina essence, which is applied through a restorer of pelvic floor muscle and formulated based on multiple growth factors rich in the polypeptide of cell technology such as FGF, EGF, VEGF, etc. to repair and cure vagina mucosa and pelvic floor muscle, strengthen the restoration of vagina mucosa, mucous secretion, reinforce the pelvic floor muscle, and improve the sexual experience. The customer base for these products mainly includes middle and high-income population who suffer from itching and bacterial infection in their private areas, adult females who need pelvic floor repair after giving birth.

All of the light application products target and are offered in the PRC market.

Research and Development

Yubo Beijing is principally focused on the development of new products that support the stem cell therapy market. Yubo Beijing’s future research and development activities will be devoted to the development and launch of additional new products, line extensions, or significant upgrades to existing products and its current stem cell storage facility. Research and Development expense reflects the cost of these activities, as well as the costs to obtain regulatory approvals of new products and processes and to maintain the highest quality standards with respect to existing products.

Yubo Beijing has entered into a Joint Research and Development Agreement with Beijing Zhenxigu Medical Research Center (L.P.) (“Beijing Zhengxigu”), which is controlled by a shareholder of Yubo Beijing, on February 17, 2020. Pursuant to this agreement, Yubo Beijing agreed to pay Beijing Zhenxigu RMB241,880 in connection with the research and development relating to the medical fluid used in the nebulizers Yubo Beijing sells to customers. Under this agreement, Beijing Zhenxigu authorized Yubo Beijing to be the nationwide exclusive distributor of such medical fluid for Platinum-branded nebulizers. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transactions.”

Intellectual Property

Intellectual property is of vital importance in the field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of the business by seeking, maintaining, and defending patent rights, whether developed internally, acquired or licensed from third parties. We will also seek to rely on regulatory protection afforded through orphan drug designations, inclusion in expedited development and review, data exclusivity, market exclusivity and patent term extensions where available.

Yubo Beijing currently owns one invention patent in the PRC for endometrial collection which will be used in connection with the operations of the stem cell bank in the future. The details of Yubo Beijing’s owned patent are listed below:

•	“Menstrual blood collection kit” patent (No. CN106264688B) for collection of endometrial stem cells, which is an invention patent and will expire on October 21, 2039.

Manufacturing

Yubo Beijing relies on third parties to manufacture its light application products and certain of the medical devices used in the collection and testing of stem cells. Yubo Beijing has entered into a Cooperation Agreement with Beijing Zhenxigu Medical Research Center (L.P.), and Huailai Huayue Hengsheng Medical Device Co., Ltd., pursuant to which Huailai Huayue Hengsheng Medical Device Co., Ltd. has agreed to conduct sample trial production of Yubo Beijing’s liquid dressing products.

Licenses and Approvals

The following table sets forth the licenses and approvals that Yubo Beijing is required to obtain for the operations in China as of the date of hereof:

Licenses and Approvals	PRC Regulatory Authority

Food Operation License Permit	Xicheng District Market Supervision and Administration Office of Beijing Municipality

Medical License Distribution Enterprise Filing Certificate	Xicheng District Market Supervision and Administration Office of Beijing Municipality

Yubo Beijing has obtained such licenses and approvals, and, to date, no application for any such licenses and approvals has been denied.

Competition

Yubo Beijing’s products will compete with novel therapies developed by biomedical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments.

According to a market research conducted by Shenzhen Forward Industry Research Institute in 2021,, there are approximately 77,990 companies engaged in stem cell collection and storage, research and development, and application in China The application of stem cell products mainly include treatment of disease, organ transplantation, and aesthetic medicine. Due to Yubo Beijing’s unique core technology, we believe there is no company in China whose main business is endometrial stem cell storage. At present, we believe no companies mainly engage in cell light application products and have product lines similar to Yubo Beijing’s products.

Some of Yubo Beijing’s key competitors are:

•

China Cord Blood (NYSE: CO) currently focuses on private storage of neonatal cord blood and is the largest company engaged in such business in China, with annual revenue of more than RMB1.2 billion in 2021, according to its annual report for the fiscal year ended March 31, 2021.

•

VCANBIO CELL&GENE (SHA: 600645): its main products include cell preparation and storage, genetic testing, etc. Its revenue in 2020 was approximately RMB1.3 billion according to their annual report for the fiscal year ended December 31, 2020.

Employees

Yubo Beijing employs 20 employees at its headquarters, located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC as of March 30, 2022. Yubo Beijing’s employees include three executive officers, two financial department personnel, two administrative management personnel, six R&D and product personnel, six planning and marketing personnel, and one person in IT management. With the expansion of the business and establishment of the stem cell bank in Chengdu, China, Yubo Beijing and we plan to increase the recruitment efforts in the fields of technology, research and development and marketing, and we expect to employ approximately 60 employees (including those employed by Yubo Beijing) by the end of 2022. In order to attract, retain and reward top talents in the industry, Yubo Beijing is considering establishing various incentive programs for its employees, and it may establish an equity incentive plan in the future.

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

Covid-19 and the U.S’s and China’s responses to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Corporate Information

Our principal executive offices are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC. Our telephone number is +86 (010) 6615-5141. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. You should not consider any information on our website to be part of this Annual Report or in decides whether to purchase our securities. We have included our website address in this Annual Report solely for informational purposes.

Item 1A. Risk Factors.

The following section lists the key current risk factors as of the date of this filing that may have a direct and material impact on our business, financial position, results of operations and cash flows.

Risks Related to our Corporate Structure

There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to the agreements that establish the VIE structure for our operations in China, including potential future actions by the PRC government, which could affect the enforceability of our contractual arrangements with Yubo Beijing and, consequently, significantly affect our financial condition and results of operations. If the PRC government finds that the contractual arrangements that establish the structure for operating our business in China do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subjected to severe consequences, including the nullification of such agreements and the relinquishment of our interest in the VIE.

Current PRC laws and regulations impose certain restrictions or prohibitions on foreign ownership of companies that engage in medical institutions which our stem cell bank relates to, and in the development and application of technologies for diagnosis and treatment of human stem cells and genes, which our stem cell bank and endometrial stem cell bank business relates to. Pursuant to the Special Administrative Measures (Negative List) issued by the NDRC and MOFCOM on December 27, 2021, which came into force on January 1, 2022, foreign investment are allowed in PRC medical institutions only through joint venture entities, and the foreign shareholding in these entities is limited to 70.0%, which percentage was stipulated in the Interim Administrative Measures on Sino-Foreign Equity Medical Institutions and Sino-Foreign Cooperative Medical Institutions, or the JV Interim Measures. Additionally, certain industries are specifically prohibited for foreign investment, including the development and application of technologies for diagnosis and treatment of human stem cells and genes.

Considering the foreign investment restrictions that may be applicable to our business, we conduct our stem cell bank and endometrial stem cell bank business in China through the VIE. The VIE structure through contractual arrangements has been adopted by many PRC-based companies, including us, such that if our businesses are determined to be subject to the foreign investment restrictions, we can obtain necessary license, for example, the Practice License of Medical Institutions, in the industry currently subject to foreign investment restrictions in China.

On March 15, 2019, the Foreign Investment Law was formally passed by the thirteenth National People’s Congress and it became effective on January 1, 2020. The Foreign Investment Law replaced the Law on Sino-Foreign Equity Joint Ventures, the Law on Sino-Foreign Cooperative Joint Ventures and the Law on Foreign-Capital Enterprises and became the legal foundation for foreign investment in the PRC. The Foreign Investment Law stipulates certain forms of foreign investment and defines enterprises incorporated within PRC with complete or partial foreign investment as foreign-invested enterprises or “FIEs.” However, the Foreign Investment Law does not explicitly stipulate contractual arrangements such as those we rely on as a form of foreign investment.

The 2019 PRC Foreign Investment Law further specifies that foreign investments shall be conducted in line with the “negative list” to be issued by or approved to be issued by the State Council. This means that an FIE would not be allowed to make investments in prohibited industries in the “negative list,” while the FIE must satisfy certain conditions stipulated in the “negative list” for investment in restricted industries. As pursuant to the negative list issued by the NDRC and MOFCOM taking effect on January 1, 2022, medical services is a restricted industry and foreign investment are allowed in PRC medical institutions only through joint venture entities, i.e., an FIE in which foreign ownership is limited to 70.0%. Additionally, certain industries are specifically prohibited for foreign investment, including the development and application of technologies for diagnosis and treatment of human stem cells and genes, which means, pursuant to the Foreign Investment Law, FIEs are prohibited from practicing such businesses in China.

Considering the above, Yubo International Biotech Limited, Platinum and Platinum HK are considered as foreign investors under the 2019 PRC Foreign Investment Law, Yubo WOFE is deemed as an FIE. Accordingly, none of such entities are eligible to provide such restricted services related to our businesses, such as medical services. As a result, we will conduct such business activities through the VIE and Chinese operating company, Yubo Beijing. Since Yubo Beijing is not an FIE, Yubo Beijing will be able to apply and hold license as medical institution as other PRC companies and provide medical services which are otherwise restricted to FIEs.

Notwithstanding the above, the Foreign Investment Law stipulates that foreign investment includes “foreign investors investing through any other methods under laws, administrative regulations or provisions prescribed by the State Council.” Future laws, administrative regulations or provisions prescribed by the State Council may possibly regard contractual arrangements as a form of foreign investment. If this happens, it is uncertain whether our contractual arrangements with Yubo Beijing, its subsidiaries and shareholders would be recognized as foreign investment, or whether our contractual arrangements would be deemed to be in violation of the foreign investment access requirements. Therefore, there is no guarantee that our contractual arrangements, or Yubo Beijing’s business will not be adversely affected.

To comply with PRC laws and regulations, we conduct our stem cell bank and endometrial stem cell bank business in China through the VIE, Yubo Beijing. We, through Yubo WFOE, our wholly owned subsidiary in China, entered into a series of contractual arrangements with the VIE and its ultimate shareholders, in order to (i) exercise effective management over the VIE, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law. As a result of these contractual arrangements, we are deemed, for accounting purpose only, the primary beneficiary of the VIE and hence consolidate its financial results under GAAP. Although the structure we have adopted is consistent with long-standing practice in certain industries, is also adopted by some of our peers in China, and our contractual agreements with Yubo Beijing have not been tested in a court of law, the PRC government may not agree that these arrangements comply with PRC license, registration or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. The VIE hold the licenses, approvals and key assets that are essential for the operations and we, as a U.S. holding company, do not have any direct busines operations in China, nor do we have any title to or ownership interest in such licenses, approvals and key assets.

We believe: (i) the ownership structures of the VIE in China currently do not result in any violation of the applicable PRC laws or regulations currently in effect, and (ii) subject to the risks as disclosed in the section headed “Risk Factors—Risks Relating to Our Corporate Structure”, the contractual arrangements between WFOE, the VIE and its respective equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and do not violate any applicable PRC laws, rule or regulation currently in effect. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure violates PRC laws and regulations. Thus, we cannot assure you that the PRC government will ultimately take a view that the VIE structure does not violate PRC laws or regulations. If we are found in violation of any PRC laws or regulations or if the contractual arrangements among WFOE, the VIE and its respective equity holders are determined as illegal or invalid by any PRC court, arbitral tribunal or regulatory authorities, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation:

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

Furthermore, any of the assets under the name of any record holder of equity interest in the VIE, including such equity interest, may be put under court custody in connection with litigation, arbitration or other judicial or dispute resolution proceedings against that record holder. We cannot be certain that the equity interest will be disposed of in accordance with the contractual arrangements. In addition, new PRC laws, rules and regulations may be introduced to impose additional requirements that may impose additional challenges to our corporate structure and contractual arrangements. The occurrence of any of these events or the imposition of any of these penalties may result in a material and adverse effect on our ability to conduct our precision oncology service business. In addition, if the imposition of any of these penalties causes us to be unable to direct the activities of such VIE and its subsidiaries or the right to receive their economic benefits, we would no longer be able to consolidate such VIE into our financial statements, thus adversely affecting our results of operation. In addition, it is unclear what impact the PRC government actions would have on us and on our ability to consolidate the financial results of Yubo Beijing in our consolidated financial statements, if the PRC governmental authorities find our legal structure and contractual arrangements with Yubo Beijing to be in violation of PRC laws, rules and regulations. If any of these penalties results in our inability to direct the activities of Yubo Beijing that most significantly impact its economic performance and/or our failure to receive the economic benefits from Yubo Beijing or its subsidiaries, we may not be able to consolidate Yubo Beijing and/or its subsidiaries into our consolidated financial statements in accordance with U.S. GAAP. If we are unable to claim our right to control the assets of Yubo Beijing, our Class A common share may decline in value or become worthless.

We currently conduct our business primarily through contractually arrangements with the PRC operating entity, and our management of the day-to-day business operations of such PRC entity pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entity due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

We currently conduct a substantial portion of our business primarily through our contractually arrangements with the PRC operating entity, Yubo Beijing. PRC laws and regulations govern Yubo Beijing’s operations in the PRC. The PRC operating entity is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises (“WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of the PRC operating entity, because we do not directly own such PRC operating entity, we may encounter problems enforcing our rights to manage the business affairs and day-to-day business operations of such entity. If we find it necessary to take legal action in the PRC to enforce our rights under our contracts with the PRC operating entity, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in PRC.

However, the PRC has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in the PRC. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation, if any, of these policies and rules until sometime after the violation. In addition, any litigation in the PRC, regardless of outcome, may be protracted and result in substantial costs and diversion of resources and management attention. In the event we are unable to enforce our contractual arrangements with Yubo Beijing or we experience significant delays or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective management over our affiliated entities or Yubo Beijing. Our contractual arrangements with Yubo Beijing may not be as effective in ensuring our management over the relevant portion of Yubo Beijing’s business operations as direct ownership would be, which could materially and adversely affect our results of operations.

Our contractual arrangements with Yubo Beijing and its shareholders may not be as effective in providing management over these entities as direct ownership.

We have no equity ownership interest in Yubo Beijing as we rely on the contractual arrangements of the VIE agreements to operate Yubo Beijing. These contractual arrangements may not be as effective in providing management over Yubo Beijing as direct ownership. For example, Yubo Beijing could fail to take actions required for the business or fail to pay amounts owed under the contracts to Yubo WFOE despite its contractual obligation to do so. If Yubo Beijing fails to perform its obligation under the VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

Transactions among our affiliates are subject to scrutiny by the PRC tax authorities and a finding that we or any of our consolidated entities owe additional taxes could have a material adverse impact on our net income.

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

Risks Related to Doing Business in China

The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us. Therefore, Yubo Beijing’s business face potential uncertainty from the PRC government’s policy. Changes in China’s economic, political or social conditions, or government policies could materially and adversely affect our or Yubo Beijing’s business, financial condition, and results of operations.

All of Yubo Beijing’s operations are located in China. The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us.

The economic, political and social conditions in the PRC differ from those in more developed countries in many respects, including structure, government involvement, level of development, growth rate, control of foreign exchange, capital reinvestment, allocation of resources, rate of inflation and trade balance position. Before the adoption of its reform and opening up policies in 1978, the PRC was primarily a planned economy. In recent years, the PRC government has been reforming the PRC economic system and government structure. For example, the PRC government has implemented economic reform and measures emphasizing the utilization of market forces in the development of the PRC economy in the past three decades. These reforms have resulted in significant economic growth and social prospects. Economic reform measures, however, may be adjusted, modified or applied inconsistently from industry to industry or across different regions of the country.

We cannot predict whether the resulting changes will have any adverse effect on our or Yubo Beijing’s current or future business, financial condition or results of operations. Despite these economic reforms and measures, the PRC government continues to play a significant role in regulating industrial development, allocation of natural and other resources, production, pricing and management of currency, and there can be no assurance that the PRC government will continue to pursue a policy of economic reform or that the direction of reform will continue to be market friendly.

Our ability to successfully expand our business operations in the PRC depends on a number of factors, including macro-economic and other market conditions. Demand for Yubo Beijing’s services and its business, financial condition and results of operations may be materially and adversely affected by the following factors:

•	political instability or changes in social conditions of the PRC;

•	changes in laws, regulations, and administrative directives or the interpretation thereof;

•	measures which may be introduced to control inflation or deflation; and

•	changes in the rate or method of taxation.

 These factors are affected by a number of variables which are beyond our control.

Yubo Beijing’s business might be subject to various evolving PRC laws and regulations regarding cybersecurity, data privacy and data security. Failure of cybersecurity, data privacy and data security compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

Regulatory requirements on cybersecurity, data security and data privacy in China are constantly evolving and can be subject to varying interpretations or significant changes, resulting in uncertainties about the scope of Yubo Beijing’s responsibilities in that regard. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect from September 1, 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On December 28, 2021, the Cyberspace Administration of China (“CAC”) published the revised Measures for Cybersecurity Review (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks for “foreign” listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; and (ii) as of the date of this Annual Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a critical information infrastructure operator or requiring us to go through cybersecurity review or similar government reviews. That being said, considering that the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security”, and that the revised CRM is new, it is uncertain whether the competent government authorities will deem that Yubo Beijing’s data processing activities may affect national security and thus initiating the cybersecurity review against Yubo Beijing’s businesses, and whether the competent government authorities, including the CAC, will adopt new laws, regulations or rules related to the revised CRM subjecting Yubo Beijing or its business to the cybersecurity review. We cannot guarantee, however, that we will not be subject to the cybersecurity review in the future. If a cybersecurity review is determined to apply to us in the future, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure of cybersecurity, data privacy and data security compliance which may be identified during any of such cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law, which took effect in November 2021. The Personal Information Protection Law provides that any entity involving processing of personal information (“Personal Information Processer”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The Personal Information Protection Law further provides that a Personal Information Processer shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. If Yubo Beijing does not take measures to review and improve its mechanisms in protecting personal information after the new Personal Information Protection Law takes effect, failure of personal information protection compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

The medical industry in China is highly regulated and such regulations are subject to change which may affect approval and commercialization of Yubo Beijing’s products and services.

All of Yubo Beijing’s research and development operations and manufacturing facilities are in China, which we believe confers clinical, commercial and regulatory advantages. The medical industry in China is subject to comprehensive government regulation and supervision, encompassing the approval, registration, manufacturing, packaging, licensing and marketing of new drugs. Yubo Beijing’s products that are categorized as medical devices will require manufacturing and distribution license for the respective manufacturing and distribution activities and if Yubo Beijing’s services are categorized as medical services, Yubo Beijing will be required to apply and hold a Practice License of Medical Institutions. For example, under PRC law, before Yubo Beijing enters into a clinical trial agreement with a PRC partner, the parties are required to obtain an approval for projects of international collaboration in respect of human genetic resources in order to utilize genetic material contained in biological samples collected from Chinese human subjects. Furthermore, under relevant PRC laws, a license for use of laboratory animals is required for performing experimentation on animals. Any failure of fully comply with such requirement may result in the invalidation of our experimental data. In recent years, the regulatory framework in China regarding the medical industry has undergone significant changes, and we expect that it will continue to undergo significant changes. Any such changes or amendments may result in increased compliance costs on Yubo Beijing’s business or cause delays in or prevent the successful development or commercialization of Yubo Beijing’s products in China and reduce the current benefits we believe are available to Yubo Beijing from developing and manufacturing products and medical devices in China. PRC authorities have become increasingly vigilant in enforcing laws in the medical industry and any failure by Yubo Beijing or its partners to maintain compliance with applicable laws and regulations or obtain and maintain required licenses and permits may result in the suspension or termination of Yubo Beijing’s business activities in China. We believe Yubo Beijing’s strategy and approach are aligned with the PRC government’s regulatory policies, but we cannot ensure that Yubo Beijing’s strategy and approach will continue to be aligned.

Yubo Beijing faces risks associated with uncertainties relating to Regulation for the Administration of Human Genetic Resources.

The collection, preservation, usage and outbound provision of human genetic resources in the PRC are governed by Regulation for the Administration of Human Genetic Resources, or HGR Regulation, except for activities relating to human genetic resources conducted for some specific purposes including clinical diagnosis and treatment. We believe that the stem cell bank is both for the purpose of clinical diagnosis and treatment, so that such activities relating to human genetic resources in our diagnosis business or early screening business may not be governed by HGR Regulation. However, we cannot assure you that the stem cell bank will be continuously deemed as conducted for the purpose of clinical diagnosis and treatment by the relevant government authority. Meanwhile, the endometrial stem cell bank in the development services are governed by HGR Regulation.

Pursuant to HGR Regulation, there are some limitations for foreign entities, individuals and such entities established or actually controlled thereby (“Restricted Entities”, and each, a “Restricted Entity”) to engage in activities relating to human genetic resources. For example, the Restricted Entity is not allowed to collect or preserve human genetic resources of China, while it is prohibited from using human genetic resources of China unless that such Restricted Entity have obtained an approval from relevant government authority or have filed with relevant government authority for international cooperation with a domestic entity. Taking into consideration of our consultation with a competent government authority, among others, although an entity controlled, directly or indirectly, by foreign persons through shareholding ownership would be deemed as a Restricted Entity, HGR Regulation remains unclear as to whether a VIE entity controlled by a wholly foreign owned enterprise through contractual arrangements would be deemed as a Restricted Entity. We cannot assure you that Yubo Beijing, as a VIE, will not be deemed as Restricted Entities in the future, given the lack of clear statutory interpretation regarding HGR Regulation. If Yubo Beijing is deemed as a Restricted Entity by relevant government authority, we will be required to obtain approvals or file with relevant government authority which could result in additional cost and our business, financial condition and results of operations will be adversely affected.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in this Annual Report based on foreign laws.

We conduct a substantial portion of our operations in China through the VIE, Yubo Beijing. In addition, many of our senior executive officers and directors reside within China for a significant portion of the time and some of them are PRC nationals. As a result, it may be difficult for you to effect service of process upon us, Yubo Beijing, or those persons inside China. It may also be difficult for you to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us, Yubo Beijing and our officers and directors. In addition, there is uncertainty as to whether the courts of the Cayman Islands or the PRC would recognize or enforce judgments of U.S. courts against us, Yubo Beijing or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us, Yubo Beijing or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may be difficult for overseas regulators to conduct investigations or collect evidence within China.

It may be difficult for you or overseas regulators, such as the U.S. Department of Justice, the Commission, and other authorities of the United States, to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information, documents and materials needed for regulatory investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States may not be efficient in the absence of mutual and practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigation or evidence collection activities within the territory of the PRC. Accordingly, without the consent of the competent PRC securities regulators and relevant authorities, no entity or individual may provide the documents and materials relating to securities business activities to overseas parties. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

Although our audit report is prepared by U.S. auditors who are currently inspected by the PCAOB, there is no guarantee that future audit reports will be prepared by auditors that are completely inspected by the PCAOB and, as such, future investors may be deprived of such inspections, which could result in limitations or restrictions to our access of the U.S. capital markets. Furthermore, trading in our securities may be prohibited under the Holding Foreign Companies Accountable Act or the Accelerating Holding Foreign Companies Accountable Act if the SEC subsequently determines our audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely or the SEC identifies us as a Commission-Identified Issuer, and as a result, U.S. national securities exchanges, such as the Nasdaq, may determine to delist our securities. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years, instead of three as currently provided by the HFCAA.

As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the PCAOB, our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Although most of our operations are based in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese government authorities, our U.S. auditor is currently inspected by the PCAOB.

Inspections of other auditors conducted by the PCAOB outside China have at times identified deficiencies in those auditors’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections of audit work undertaken in China prevents the PCAOB from regularly evaluating auditors’ audits and their quality control procedures. As a result, to the extent that any component of our auditor’s work papers is or becomes located in China, such work papers will not be subject to inspection by the PCAOB. As a result, investors would be deprived of such PCAOB inspections, which could result in limitations or restrictions to our access of the U.S. capital markets.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular under Chinese law, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of the U.S. Congress which, if passed, would require the SEC to maintain a list of issuers for which PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges such as the Nasdaq of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. Furthermore, there have been recent deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. On May 20, 2020, the U.S. Senate passed the HFCA Act, which includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The U.S. House of Representatives passed the HFCA Act on December 2, 2020, and the HFCA Act was signed into law on December 18, 2020. Additionally, in July 2020, the U.S. President’s Working Group on Financial Markets issued recommendations for actions that can be taken by the executive branch, the SEC, the PCAOB or other federal agencies and department with respect to Chinese companies listed on U.S. stock exchanges and their audit firms, in an effort to protect investors in the United States. In response, on November 23, 2020, the SEC issued guidance highlighting certain risks (and their implications to U.S. investors) associated with investments in China-based issuers and summarizing enhanced disclosures the SEC recommends China-based issuers make regarding such risks. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. We will be required to comply with these rules if the SEC identifies us as a Commission-Identified Issuer (as defined in the final rules) under a process to be subsequently established by the SEC, and the SEC could prohibit the trading of our securities on national securities exchanges if we are identified as a Commission-Identified Issuer. Under the HFCA Act, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for three consecutive years, and this ultimately could result in our shares being delisted. Furthermore, on June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if enacted, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three. On September 22, 2021, the PCAOB adopted PCAOB Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act, implementing the HFCA Act, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCA Act, whether the Board is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. PCAOB Rule 6100 establishes the manner of the PCAOB’s determinations; the factors the PCAOB will evaluate and the documents and information it will consider when assessing whether a determination is warranted; the form, public availability, effective date, and duration of such determinations; and the process by which the PCAOB will reaffirm, modify or vacate any such determinations. Chairman Gensler emphasized, in his October 5, 2021 testimony before the House Committee on Financial Services, that the PCAOB’s adoption of Rule 6100 was “an important step to meet its requirements under the [HFCA Act] to protect U.S. investors;” that “we remain on track to finalize its required rulemaking before the end of the year;” and that “it is critical that the [Securities and Exchange] Commission and the PCAOB work together to ensure that the audits of foreign companies accessing U.S. capital markets play by the same rules.” On November 5, 2021, the SEC announced that it has approved Rule 6100.

Additionally, Nasdaq recently adopted additional listing criteria applicable to companies that primarily operate in jurisdictions where local regulators impose secrecy laws, national security laws or other laws that restrict U.S. regulators from accessing information relating to the issuer, or a Restrictive Market. Under the new rule, whether a jurisdiction permits PCAOB inspection would be a factor in determining whether a jurisdiction is deemed by the Nasdaq to be a Restrictive Market. China will likely be determined to be a Restrictive Market and, as a result, the Nasdaq may impose on us additional continued listing criteria or deny continued listing of our securities on the Nasdaq. While we understand that there has been dialogue among the CSRC, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators or Nasdaq. Although we are committed to complying with the rules and regulations applicable to listed companies in the United States, we are currently unable to predict the potential impact on our listed status by the rules that may be adopted by the SEC under the HFCA Act (or, if enacted into law, the AHFCA Act). Delisting of our shares would force holders of our shares to sell their shares. The market price of our shares could be adversely affected as a result of anticipated negative impacts of these executive or legislative actions upon, as well as negative investor sentiment towards, companies with significant operations in China that are listed in the United States, regardless of whether these executive or legislative actions are implemented and regardless of our actual operating performance.

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

We believe that we are not a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, we may be required to withhold a 10% tax from dividends we pay to our shareholders that are non-resident enterprises, including the holders of the common stock. In addition, non-resident enterprise shareholders, including our common stock holders, may be subject to PRC tax at a rate of 10% on gains realized on the sale or other disposition of common stock or ordinary shares, if such income is treated as sourced from within the PRC. Furthermore, if we are deemed a PRC resident enterprise, dividends paid to our non-PRC individual shareholders, including our common stock holders, and any gain realized on the transfer of common stock or ordinary shares by such shareholders may be subject to PRC tax at a rate of 20%, which in the case of dividends may be withheld at source. Any PRC tax liability may be reduced by an applicable tax treaty. However, it is unclear whether non-PRC shareholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our common stock or ordinary shares.

In addition to the uncertainty as to the application of the “resident enterprise” classification, we cannot assure you that the PRC government will not amend or revise the taxation laws, rules and regulations to impose stricter tax requirements or higher tax rates. Any of such changes could materially and adversely affect our financial condition and results of operations.

Restrictions on foreign exchange and the ability to transfer cash between entities, across borders and to U.S. investors may affect the value of your investment.

Currently, the RMB cannot be freely converted into any foreign currency. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Our income is received in RMB and shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, for most capital account items, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Class A common stock.

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “—If we are classified as a ‘resident enterprise’ of China under the PRC Enterprise Income Tax Law, we and our non-PRC shareholders could be subject to unfavorable tax consequences, and our business, financial condition and results of operations could be materially and adversely affected” above.

Relevant PRC laws and regulations permit the PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, our PRC subsidiaries and Yubo Beijing can only distribute dividends upon approval of the shareholders after we have met the PRC requirements for appropriation to the statutory reserves. As a result of these and other restrictions under the PRC laws and regulations, our PRC subsidiaries and Yubo Beijing are restricted to transfer a portion of their net assets to us either in the form of dividends, loans or advances. Even though we currently do not require any such dividends, loans or advances from the PRC subsidiaries or Yubo Beijing for working capital and other funding purposes, we may in the future require additional cash resources from our PRC subsidiaries or Yubo Beijing due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to our shareholders. See “Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities—Dividends and Other Distributions” for a diagram illustrating the typical cash flow among our main subsidiaries, our WFOE, and Yubo Beijing, the VIE.

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

Very limited hedging options are available in China to reduce our exposure to exchange rate fluctuations. As of the date of this Annual Report, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure or at all. In addition, our currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currency or to convert foreign currency into RMB.

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

In February 2015, SAT issued a Public Notice Regarding Certain Corporate Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or SAT Public Notice 7. SAT Public Notice 7 extends its tax jurisdiction to transactions involving transfer of other taxable assets through offshore transfer of a foreign intermediate holding company. In addition, SAT Public Notice 7 provides clear criteria for assessment of reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. SAT Public Notice 7 also brings challenges to both foreign transferor and transferee (or other person who is obligated to pay for the transfer) of taxable assets. In October 2017, SAT issued the Announcement of the State Administration of Taxation on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Bulletin 37, which came into effect on December 1, 2017. The Bulletin 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax. Where a non-resident enterprise transfers taxable assets indirectly by disposing of the equity interests of an overseas holding company, which is an indirect transfer, the non-resident enterprise as either transferor or transferee, or the PRC entity that directly owns the taxable assets, may report such Indirect Transfer to the relevant tax authority. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer other than transfer of shares of our common stock acquired and sold on public markets may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties as to the reporting and other implications of certain past and future transactions that involve PRC taxable assets, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to filing obligations or taxed if our company is the transferor in such transactions, and may be subject to withholding obligations if our company is the transferee in such transactions, under SAT Public Notice 7 or Bulletin 37, or both.

Risks Related to Shares of our Common Stock

The relative lack of U.S. public company experience of our management team may put us at a competitive disadvantage.

Our management team lacks U.S. public company experience and is generally unfamiliar with the requirements of the U.S. securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange. Although our Class A common stock is quoted on the OTC Marketplace, there is a limited public market for shares of our Class A common stock, and limited trades of our Class A common stock have taken place on the OTC Marketplace. Even if the shares of our common stock may in the future trade greater volume on the OTC Marketplace, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our common stock will develop or be sustained. Trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over the counter stocks and certain major brokerage firms restrict their brokers from recommending over the counter stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our common stock.

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

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firm or investors in general.

Additional risks may exist because we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning to investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

We cannot assure you that our common stock will become eligible for listing or quotation on any exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

In order for our common stock to become eligible for listing or quotation on any exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited consolidated financial statements for a full fiscal year commencing after the date of filing of the Current Report on Form 8-K which discloses the reverse merger. We may not be able to meet all of the filing requirements above and may not be able to satisfy the initial standards for listing or quotation on any exchange in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

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

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors (the “Board”). We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

We may need additional capital, and the sale of additional shares or other equity securities, including our Class B common stock, could result in additional dilution to our stockholders.

We expect our existing cash will be sufficient to fund our capital requirements through the third quarter of 2021, and we current plan to raise additional capital in the fourth quarter of 2021. In addition, we require additional capital for the development and commercialization of our product candidates and may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. In addition, you may experience further dilution to the extent that shares of our Class B common stock are issued and sold to raise capital. As of the date of this Annual Report, we have authorized 3,750,000 shares of Class B common stock, at a par value of $0.001 per share, of which 4,447 shares of Class B common stock were issued and outstanding. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our dual-class voting structure will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A common stock may view as beneficial.

Our authorized common stock is divided into Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to five votes per share. Each share of Class B is convertible into one share of Class A common stock upon notice of the holder, while Class A common stock is not convertible into Class B common stock under any circumstances. As of the date of this Annual Report, we have authorized (i) 1,000,000,000 shares of Class A common stock, of which 118,177,885 shares were issued and outstanding, and (ii) 3,750,000 shares of Class B common stock, of which 4,447 shares were issued and outstanding. Currently, the holder of Class A common stock will have the ability to control matters requiring shareholders’ approval, including any amendment of our memorandum and articles of association. However, any future issuances of Class B common stock may be dilutive to the voting power of holders of Class A common stock. Any conversions of Class B common stock into Class A common stock may dilute the percentage ownership of the existing holders of Class A common stock within their class of ordinary shares.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 80.4% of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 1,000,000,000 shares of Class A common stock and 3,750,000 shares of Class B common stock authorized for issuance and up to 5,000,000 shares of preferred stock with the rights, preferences and privileges that our Board may determine from time to time. As of the date of this Annual Report, we had 118,177,885 shares of issued and outstanding Class A common stock, 4,447 shares of issued and outstanding Class B common stock, and no outstanding preferred stock. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended (the “Securities Act”), may significantly and negatively affect the prevailing market price for our common stock.

Risks Related to our Business and Industry

The commercial success of Yubo Beijing’s products depends upon the degree of their market acceptance among the medical community. If Yubo Beijing’s products do not attain market acceptance among the medical community, its operations and profitability would be adversely affected.

The commercial success of Yubo Beijing’s products depends, in large part, upon the degree of market acceptance they achieve among the medical community, particularly among physicians, pharmacists, administrators of hospitals, clinics and other health care institutions. Physicians may not prescribe or recommend Yubo Beijing’s products to patients and pharmacies, procurement departments of hospitals, clinics and other health care institutions may not purchase Yubo Beijing’s products if physicians or pharmacists do not find Yubo Beijing’s products attractive. The acceptance and use of Yubo Beijing’s products among the medical community will depend upon a number of factors including:

•	perceptions by physicians, pharmacists, patients and others in the medical community about the safety and effectiveness of Yubo Beijing’s products;

•	the prevalence and severity of any side effects;

•	pharmacological benefit of Yubo Beijing’s products relative to competing products and products under development;

•	the efficacy and potential advantages relative to competing products and products under development;

•	relative convenience and ease of administration;

•	effectiveness of Yubo Beijing’s education, marketing and distribution efforts;

•	publicity concerning Yubo Beijing’s products or competing products and treatments; and

•	the price for Yubo Beijing’s products and competing products.

If Yubo Beijing’s products fail to attain market acceptance among the medical community, or if Yubo Beijing’s currently marketed products cannot maintain market acceptance, its results of operations and profitability would be adversely affected.

We have a history of losses and may continue to incur losses in the future, which raises substantial doubt about our ability to continue as a going concern.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock. We may continue to incur operating losses in future periods. These losses may increase and we may never achieve or sustain profitability on a quarterly or annual basis in the future for a variety of reasons, including increased competition, decreased growth in the automotive industry and other factors described elsewhere in this “Item 1A. Risk Factors”.

Further, we may incur significant losses in the future due to unforeseen expenses, difficulties, complications and delays and other unknown events. If we cannot continue as a going concern, our stockholders may lose their entire investment.

These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 3: Going Concern to our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Yubo Beijing’s proprietary, next-generation stem cell derived technologies, approach for stem cell storage facilities and manufacturing platform for its stem cell based products, represent emerging approaches to medical treatments that face significant challenges and hurdles.

Yubo Beijing currently has two commercialized products: respiratory atomization products and cell basidiomycetes compound drink. Yubo Beijing plans to market and commercialize its other planned light application products soon. Because stem cell-based healthcare products and therapies represent a relatively new field of, developing and commercializing Yubo Beijing’s products subjects us to a number of risks and challenges, including:

•	obtaining regulatory approval for Yubo Beijing’s products, as the regulatory authorities may have limited experience with stem cell based healthcare products and therapies;

•	developing and deploying consistent and reliable processes for engineering a customer’s stem cells ex vivo and infusing the engineered stem cells back into the patient;

•	sourcing clinical and, if approved, commercial supplies of the materials used to manufacture Yubo Beijing’s product candidates;

•	developing programming modules with the desired properties, while avoiding adverse reactions;

•	developing a reliable and consistent vector and cell manufacturing process;

•	establishing manufacturing capacity suitable for the manufacture of Yubo Beijing’s products;

•	developing protocols for the safe administration of Yubo Beijing’s products;

•	educating medical personnel regarding Yubo Beijing’s stem cell technologies and the potential side effect profile of Yubo Beijing’s products;

•

establishing sales and marketing capabilities to successfully launch and commercialize Yubo Beijing’s product candidates if and when Yubo Beijing obtains any required regulatory approvals, and risks associated with gaining market acceptance of a novel therapy if Yubo Beijing receives approval; and

•	the availability of coverage and adequate reimbursement from third-party payors for Yubo Beijing’s novel and personalized therapies in connection with commercialization of any approved products.

Yubo Beijing may not be able to successfully develop its stem cell derived products, its technology or its other products in a manner that will yield products that are safe, effective, scalable or profitable.

Yubo Beijing may not be able to successfully create its own manufacturing infrastructure and stem cell storage facilities for supply and maintenance of its requirements of programmed stem cell products for use in clinical trials and for commercial sale.

Yubo Beijing currently has manufacturing and storage facilities in China supplying clinical materials for its trials and commercial production through agreements with third parties. Yubo Beijing intends to expand the capacities at these sites as it begins to expand the production of its products. Yubo Beijing is also in the process of establishing manufacturing capability in Beijing, which will provide a regional product supply as well as add to its global manufacturing ability.

Yubo Beijing’s manufacturing and commercialization strategy is based on establishing a fully integrated vein-to-vein product delivery cycle. Over time, Yubo Beijing expects to establish regional or zonal manufacturing hubs to service major markets to meet projected needs for commercial sale quantities. However, Yubo Beijing is still in the process of constructing manufacturing and storage facilities that will allow it to meet commercial sale quantities.

The implementation of this plan is subject to many risks. For example, the establishment of a stem cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals. Expanding Yubo Beijing’s internal manufacturing infrastructure will rely upon finding personnel with an appropriate background and training to staff and operate the facility. Should Yubo Beijing be unable to find these individuals, it may need to rely on external contractors or train additional personnel to fill the needed roles. There are a small number of individuals with experience in stem cell therapy and the competition for these individuals is high.

Yubo Beijing expects that operating its own commercial stem cell manufacturing and storage facilities will provide it with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term cost margins. However, Yubo Beijing has limited experience as a company in designing and operating a commercial manufacturing and storage facility and may never be successful in developing its own manufacturing capability. Yubo Beijing may establish additional manufacturing and storage sites as it expands its commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if Yubo Beijing is successful, Yubo Beijing’s operations could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors, or Yubo Beijing may not be successful in establishing sufficient capacity to produce its product candidates in sufficient quantities to meet the requirements for the potential launch or to meet potential future demand, all of which could prevent Yubo Beijing from realizing the intended benefits of its manufacturing strategy and have a material adverse effect on its business.

Yubo Beijing may not be able to timely identify or otherwise effectively respond to changing customer preferences, and Yubo Beijing may fail to optimize its product offering and inventory position.

The medical industry in China is rapidly evolving and is subject to rapidly changing customer preferences that are difficult to predict. Yubo Beijing believes that its success depends on its ability to anticipate and identify customer preferences and adapt its product selection to these preferences. In particular, Yubo Beijing believes that it must optimize its product selection and inventory positions based on sales trends. No assurances can be given that Yubo Beijing’s product selection, especially its selections of nutritional supplements and food products, will accurately reflect customer preferences at any given time. If Yubo Beijing fails to anticipate accurately either the market for its products or customers’ purchasing habits or fail to respond to customers’ changing preferences promptly and effectively, Yubo Beijing may not be able to adapt its product selection to customer preferences or make appropriate adjustments to its inventory positions, which could significantly reduce its revenue and have a material adverse effect on its business, financial condition and results of operations.

Yubo Beijing faces significant competition, and if Yubo Beijing does not compete successfully against existing and new competitors, Yubo Beijing’s revenue and profitability would be materially and adversely affected.

The medical industry in China is highly competitive, and Yubo Beijing expects competition to intensify. In addition, there is a trend towards consolidation of the medical industry in the future. Yubo Beijing’s primary competitors are other medical distributors. Yubo Beijing competes for customers and revenue primarily on the basis of product selection, price, and timely delivery of products. Moreover, Yubo Beijing may be subject to additional competition from new entrants to the medical industry in China. If the PRC government removes the barriers for foreign companies to operate majority-owned medical distributors in China, Yubo Beijing could face increased competition from foreign companies. Some of Yubo Beijing’s larger competitors may enjoy competitive advantages, such as:

•	greater financial and other resources;

•	larger variety of products;

•	more extensive and advanced supply chain management systems;

•	greater pricing flexibility;

•	larger economies of scale and purchasing power;

•	more extensive advertising and marketing efforts;

•	greater knowledge of local market conditions;

•	larger sales and distribution networks.

As a result, Yubo Beijing may be unable to offer products similar to, or more desirable than, those offered by its competitors, market its products as effectively as its competitors or otherwise respond successfully to competitive pressures. In addition, Yubo Beijing’s competitors may be able to offer larger discounts on the same or competing products, and Yubo Beijing may not be able to profitably match those discounts. Furthermore, Yubo Beijing’s competitors may offer products that are more attractive to Yubo Beijing’s customers or that render Yubo Beijing’s products uncompetitive. Yubo Beijing’s failure to compete successfully could materially and adversely affect its business, financial condition, results of operation and prospects.

Yubo Beijing relies on third-party manufacturers to supply all of its light application products.

Yubo Beijing relies on third-party manufactures to supply all of its light application products. Reliance on such third-party manufacturers involves a number of risks, including a lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. If any of the third-party manufacturers cannot or will not manufacture Yubo Beijing’s products in required volumes in compliance with applicable regulations, on a cost-effective basis, in a timely manner, or at all, Yubo Beijing will have to secure alternative manufacturers. Maintaining relationships with existing manufacturers and replacing such manufacturers may be difficult and time consuming. Any disruption of Yubo Beijing’s network of manufacturers, including failure to renew existing distribution agreements with desired manufacturers, could negatively affect Yubo Beijing’s product selection and Yubo Beijing’s ability to effectively sell its products and could materially and adversely affect its business, financial condition and results of operations.

Yubo Beijing’s certificates, permits, and licenses related to its business are subject to governmental control and renewal and failure to obtain renewal will cause all or part of its operations to be terminated.

Yubo Beijing is subject to various PRC laws and regulations pertaining to the medical industry. Although Yubo Beijing does not currently own any licenses or permits for the production of its light application products, Yubo Beijing is permitted under the PRC law to rely on the certificates, permits, and licenses that belong to and are maintained by its third-party manufacturers to market and sell its light application products. We are also in the process of applying for a product license for one of our subsidiaries located in Chengdu, China. In the event that Yubo Beijing or its third-party manufacturers, are not able to meet any new requirements imposed on Yubo Beijing’s business by the appropriate regulatory authorities or are unable to renew its certificates, permits and licenses, all or part of Yubo Beijing operations may be terminated. Furthermore, if escalating compliance costs associated with governmental standards and regulations restrict or prohibit any part of Yubo Beijing’s operations, it may adversely affect Yubo Beijing’s operation and profitability.

If Yubo Beijing is unable to protect its intellectual property from infringement, Yubo Beijing’s business and prospects may be harmed.

As sales of Yubo Beijing’s private label products increasingly account for a substantial portion of its revenue, Yubo Beijing considers its brand name, trade names and trademarks to be valuable assets. Under PRC law, Yubo Beijing has the exclusive right to use a trademark for products for which such trademark has been registered with the PRC Trademark Office of State Administration for Industry and Commerce (“SAIC”). In addition, no assurances can be given that Yubo Beijing will be able to obtain any trademarks for which it may apply in the future.

Moreover, Yubo Beijing may be unable to prevent third parties from using its brand name or trademarks without authorization and Yubo Beijing may not have adequate remedies for such violations. Unauthorized use of Yubo Beijing’s brand name or trademarks by third parties may adversely affect its business and reputation, including the perceived quality and reliability of its products.

Yubo Beijing currently owns one invention patent in the PRC, and Yubo Beijing relies on trade secrets to protect its know-how and other proprietary information, including pricing, purchasing, promotional strategies, customer lists and/or suppliers lists. However, it is often difficult to register, maintain and enforce intellectual property rights in the PRC. Confidentiality, invention assignment and non-compete agreements may be breached by counterparties, and there may not be adequate remedies available to Yubo Beijing for any such breach. Accordingly, Yubo Beijing may not be able to effectively protect its intellectual property rights in the PRC. Policing any unauthorized use of Yubo Beijing’s intellectual property is difficult and costly and the steps Yubo Beijing takes may be inadequate to prevent the infringement or misappropriation of its intellectual property. In the event that Yubo Beijing resorts to litigation to enforce its intellectual property rights, such litigation could result in substantial costs and a diversion of its managerial and financial resources, and could put its intellectual property at risk of being invalidated or narrowed in scope. Yubo Beijing can provide no assurance that it will prevail in such litigation, and even if it does prevail, Yubo Beijing may not obtain a meaningful recovery. In addition, Yubo Beijing’s trade secrets may be leaked or otherwise become available to, or be independently discovered by, its competitors. Any failure in maintaining, protecting or enforcing Yubo Beijing’s intellectual property rights could have a material adverse effect on its business, financial condition and results of operations.

In addition, trade secrets are difficult to protect. While Yubo Beijing uses reasonable efforts to protect its trade secrets, its employees, consultants, contractors or advisors may unintentionally or willfully disclose its information to competitors. In addition, confidentiality agreements, if any, executed by the foregoing persons may not be enforceable or provide meaningful protection for Yubo Beijing’s trade secrets or other proprietary information in the event of unauthorized use or disclosure. If Yubo Beijing were to enforce a claim that a third party had illegally obtained and was using its trade secrets, its enforcement efforts could be expensive and time-consuming, and the outcome is unpredictable. In addition, if Yubo Beijing’s competitors independently develop information that is equivalent to its trade secrets or other proprietary information, it will be even more difficult for Yubo Beijing to enforce its rights and Yubo Beijing’s business and prospects could be harmed. Litigation may be necessary in the future to enforce Yubo Beijing’s intellectual property rights or to determine the validity and scope of the intellectual property rights of others. However, because the validity, enforceability and scope of protection of intellectual property rights in the PRC are uncertain and still evolving, Yubo Beijing may not be successful in prosecuting these cases. In addition, any litigation or proceeding or other efforts to protect Yubo Beijing’s intellectual property rights could result in substantial costs and diversion of its resources and could seriously harm its business and operating results. Furthermore, the degree of future protection of Yubo Beijing’s proprietary rights is uncertain and may not adequately protect its rights or permit Yubo Beijing to gain or keep its competitive advantage. If Yubo Beijing is unable to protect its trade names, trademarks, trade secrets and other propriety information from infringement, Yubo Beijing’s business, financial condition and results of operations may be materially and adversely affected.

Yubo Beijing may acquire other businesses, license rights to products or form alliances with third-parties, which could cause it to incur significant expenses and could negatively affect its profitability.

Yubo Beijing may pursue acquisitions, licensing arrangements, and strategic alliances, as part of its business strategy. Yubo Beijing may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Yubo Beijing is successful in making an acquisition, the products that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Yubo Beijing may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. This may result in increased borrowing costs and interest expense.

Our executive officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time and could have an adverse effect on us.

Certain of our executive officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time, including that:

•

we may enter into contracts between us, on the one hand, and other entities for which our executive directors or officers hold positions, on the other, that are not the result of arm’s-length transactions;

•

our executive officers and directors that hold positions of responsibility with other entities may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other entities and may present such business opportunities to such other entities; and

•

our executive officers and directors that hold positions of responsibility with other entities may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. Nevertheless, such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. It is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

General Risk Factors

We are subject to the reporting obligation and internal control requirements of federal securities laws, which is expensive and time-consuming.

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls. It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	general market conditions for capital-raising activities by medical companies; and

•	economic, political and other conditions in China and elsewhere.

No assurances can be given that we will be able to obtain additional capital in a timely manner or on commercially acceptable terms or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Yubo Beijing’s headquarters are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC and consist of approximately 746 square meters of office space. The lease for Yubo Beijing’s headquarters has an initial term of two years and four months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of two years and eight months from December 1, 2021 to July 31, 2024. The lease also provides for quarterly rent and management fees totaling RMB4,756,649 (approximately $728,586) during the initial term of the lease, subject to increase thereafter.

Effective March 1, 2021, we, through Yubo Global, entered into a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of five years from March 1, 2021 to February 28, 2026. The lease also provides for payments of monthly rent to the landlord of approximately RMB 300,000 (approximately $47,218 at the 6.3535 exchange rate as of December 31, 2021).

Item 3. Legal Proceedings.

We and Yubo Beijing are currently not a party to any material legal or administrative proceedings. We or Yubo Beijing may from time to time be subject to various legal or administrative claims and proceedings arising in the ordinary course of our and Yubo Beijing’s business, including matters involving product qualities, among others. Any litigation or other legal or administrative proceedings, regardless of the outcome, are likely to result in substantial costs and a diversion of our or Yubo Beijing’s resources, including the management’s time and attention.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the OTC Marketplace under the symbol “YBGJ.” Previously, it traded under the symbol “MAGAA” until December 4, 2020. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On April 13, 2022, the last reported sale price of our Class A common stock on the OTC Marketplace was $0.15 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our Class A common stock on the OTC Marketplace, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
April 1, 2022 through April 13, 2022	$0.21	$0.12
March 31, 2022	$0.43	$0.23
December 31, 2021	$0.50	$0.22
September 30, 2021	$1.10	$0.39
June 30, 2021	$1.30	$0.23
March 31, 2021	$3.98	$1.23
December 31, 2020	$3.47	$0.40
September 30, 2020	$0.72	$0.25
June 30, 2020	$0.37	$0.11
March 31, 2020	$0.15	$0.11
December 31, 2019	$0.28	$0.11
September 30, 2019	$0.25	$0.15
June 30, 2019	$0.30	$0.12
March 31, 2019	$0.80	$0.30

There is no established public trading market for our Class B common stock.

Holders of Record

As of the date of this Annual Report, there were approximately 449 Class A common stockholders and 37 Class B common stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends and Other Distributions

We are a holding company, and we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our Class A common stock or to service any debt we may incur. The following diagram illustrates the typical cash flow among our main subsidiaries, our WFOE, and Yubo Beijing, the VIE.

As of the date of this Annual Report, except as disclosed below, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. As of the date of this Annual Report, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from our WFOE, Yubo Chengdu, to Yubo Beijing. On May 15, 2021, Yubo Beijing received $500,000 from Yubo Global in the form of a loan to fund Yubo Beijing’s operations. On September 15, 2021, Yubo Global received a loan of $1,538 from Yubo Beijing to supplement Yubo Global’s general working capital. See Note 10: Due to Related Parties to our audited consolidated financial statements for the years ended December 31, 2021 and 2020. These loans are non-interest bearing and payable on demand.

In the future, cash proceeds raised from our financing activities may be transferred by us to our Chinese subsidiaries via capital contribution or shareholder loans, as the case may be. As an early-stage company, we do not intend to distribute earnings or settle amount owed under the VIE agreements, if any, in the near future.

According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries, namely Yubo Chengdu and Yubo Global, and Yubo Beijing and its wholly owned subsidiary, Yubo Jingzhi, is required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.

Currently, the RMB cannot be freely converted into any foreign currency. The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Our income is received in RMB and shortages in foreign currencies may restrict our ability to pay dividends or other payments, or otherwise satisfy our foreign currency denominated obligations, if any. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, for most capital account items, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of the Class A common stock. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Restrictions on foreign exchange and the ability to transfer cash between entities, across borders and to U.S. investors may affect the value of your investment.”

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—If we are classified as a ‘resident enterprise’ of China under the PRC Enterprise Income Tax Law, we and our non-PRC shareholders could be subject to unfavorable tax consequences, and our business, financial condition and results of operations could be materially and adversely affected.”

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2021 and 2020 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company which in turn operates in China through its subsidiaries and contractual arrangements with Yubo Beijing, the Chinese operating company. None of our Company, Platinum, or Platinum HK, each as a holding company, conducts any day-to-day business operations in China.

Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Key factors affecting our results of operations include revenues, cost of revenues, operating expenses and income and taxation.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiaries, and its consolidated VIE for which we are the primary beneficiary.

All transactions and balances among us, our subsidiaries and consolidated VIE have been eliminated upon consolidation.

See Note 2: Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report.

 Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. The initial lease liability is equal to the future fixed minimum lease payments discounted using our incremental borrowing rate, on a secured basis. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Revenue Recognition

We derive our revenue from the sale of nebulizers containing frozen tubes with medical fluid, which are sold as one unit to our customers, and cell basidiomycetes compound drink, which was launched in early 2021. Our nebulizers and cell basidiomycetes compound drink have a shelf life of 12 months and 18 months, respectively, if kept under regular room temperature. The nebulizers are sold directly to consumers on our online e-commerce platform. We recognize product revenues from customers following a five-step model, which requires us to exercise judgment when considering the terms of contracts and includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied, which occurs when our products are delivered to customers. We do not allow sales returns or exchanges. Revenue is recorded net of value-added tax (“VAT”).

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

Results of Operations

For the years ended December 31, 2021 and 2020

Sales

Yubo Beijing’s sales were $1,244,373 for the year ended December 31, 2021, as compared to $1,353,868 for the year ended December 31, 2020. The decrease in sales was due to sale of nebulizers.

Cost of Goods Sold

The cost of goods sold was $423,726 for the year ended December 31, 2021, as compared to $114,272 for the year ended December 31, 2020. The increase in cost of goods sold was due to an increase in the cost of nebulizers sold, which mainly consists of costs of the medical fluid, nebulizer and packaging materials.

Gross Profit

Our gross profit was $820,647 for the year ended December 31, 2021, as compared to $1,239,596 for the year ended December 31, 2020. The decrease in gross profit was due to a decrease sale of nebulizers.

Operating Expenses

Our operating expenses were $2,373,512 for the year ended December 31, 2021, as compared to $1,951,394 for the year ended December 31, 2020. Our operating expenses increased in 2021 as result of increases in employee compensation and occupancy expense, which was partially offset by a decrease in sales commission.

Income (Loss) from Operations

Our income (loss) from operations was $(1,542,438) for the year ended December 31, 2021, as compared to $(711,798) for the year ended December 31, 2020, primarily due to the $422,117 increase in operating expenses and $418,929 decrease in gross profit.

Other Income (expense)

Our other income (expense) was $427 for the year ended December 31, 2021, as compared to $(3) for the year ended December 31, 2020. The increase in other income (expense) was primarily due to an increase in interest income.

Net Loss

Our net loss was $(1,542,438) for the year ended December 31, 2021, as compared to $(711,801) for the year ended December 31, 2020. The increase in net loss was primarily due to the $422,117 increase in operating expenses and $418,929 decrease in gross profit.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents on hand of $27,517 and a negative working capital of $1,731,686. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through June 30, 2022. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the first and second quarters of 2022. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of Yubo Beijing’s operations, cease operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund Yubo Beijing’s continued operations and the expansion efforts.

During the next 12 months, particularly the second half of 2022, Yubo Beijing expects to incur significant research and development expenses with respect to improvements of its existing products and the development of new products. The majority of Yubo Beijing’s research and development activity is focused on development of the stem cell bank.

We also expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities was $1,020,861 for the year ended December 31, 2021, as compared to $101,107 for the year ended December 31, 2020. The increase in net cash provided by operating activities was primarily due to advances from prospective customers/distributors.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $564,718 for the year ended December 31, 2021, as compared to $97,468 for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily due to purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $127,164 for the year ended December 31, 2021, as compared to $1,384,756 for the year ended December 31, 2020. The decrease in net cash provided by financing activities was primarily due to decrease sale of ordinary shares.

Going Concern

The audited financial statements for the fiscal year ended December 31, 2021 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Current Liabilities

As of December 31, 2021, Yubo Beijing received an aggregate amount of RMB 3,079,471 (US$4,948,000) from 12 PRC entities. The related verbal agreements provide for the 12 entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the 12 PRC entities have the right to request the return of their advances.

We also had certain short-term borrowings from our directors totaling $532,168 as of December 31, 2021, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under certain operating leases. The following table sets forth our principal commitments as of December 31, 2021:

	Payments due by period
($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$3,257,773	$880,860	$2,276,997	$99,916	$-

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms. The table above does not include obligations under agreements that we can cancel without a significant penalty.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

YUBO INTERNATIONAL BIOTECH LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yubo International Biotech Limited (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2021 and December 31, 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2021 and December 31, 2020 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and cash flows for the years ended December 31, 2021 and December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s present financial situation raises substantial doubt about its ability its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Operating lease right of use assets and operating lease liabilities - Refer to Note 8 to the consolidated financial statements.

The consolidated balance sheet at December 31, 2021 includes right of use assets (and operating lease liabilities) in the amount of $2,693,984. We were advised by the Company that the $2,693,984 carrying value of these assets and liabilities at December 31, 2021 represented the discounted (at a 4.75% estimated incremental borrowing rate) value of the future minimum lease payments of $3,257,773 at December 31, 2021.

The principal considerations for our determination that performing procedures relating to the valuation of the right of use assets and the operating lease liabilities is a critical audit matter are (i) the significant judgement by management when developing the valuation and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the valuation methodology.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among other things, evaluating the appropriateness of the assumptions used and the estimation methodology applied in the valuation.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 15, 2022

We have served as the Company’s auditor since 2020.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$27,517	$1,382,525
Receivables (net of allowance for doubtful accounts of $47,112 and $0, respectively)	161,957	2,316
Prepaid expenses	306,978	27,160
Inventory	164,302	67,144
Due from related parties	397,590	429,648
Total Current Assets	1,058,344	1,908,793

Property and equipment, net	643,872	79,153
Intangible assets, net	38,876	54,912
Operating lease right of use assets	2,693,984	315,207
Lease security deposits	152,157	86,811
Total Assets	$4,587,233	$2,444,876
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $69,741 and $101,175 as of December 31, 2021 and December 31, 2020, respectively)	$275,831	$101,175
Customer deposits (including customer deposits of VIE without recourse to the Company of $0 and $11,028 as of December 31, 2021 and December 31, 2020, respectively)	-	11,028
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $484,956 and $757,896 as of December 31, 2021 and December 31, 2020, respectively)	484,956	757,896
Due to related parties (including due to related parties without recourse to the Company of $532,121 and $91,951 as of December 31, 2021 and December 31, 2020 respectively)	1,263,660	91,951
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $293,985 and $315,207 as of December 31, 2021 and December 31, 2020, respectively)	765,583	315,207
Total Current Liabilities	2,790,030	1,277,257

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $288,337 and $0 as of December 31, 2021 and December 31, 2020, respectively)	1,928,401	-
Total Liabilities	4,718,431	1,277,257

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, par value $ 0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 issued and outstanding at December 31, 2021 and December 31, 2020.	118,178	117,000
Common stock, Class B, par value $ 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2021 and December 31, 2020.	4	-
Additional Paid in Capital	2,117,599	1,991,617
Accumulated deficit	(2,485,432)	(942,994)
Accumulated other comprehensive income (loss)	118,453	1,996
Total Shareholders’ Equity	(131,198)	1,167,619
Total Liabilities and Shareholders’ Equity	$4,587,233	$2,444,876

 The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	For the year ended December 31,
	2021	2020

Revenue
Sales	$1,244,373	$1,353,868
Cost of Goods Sold	(423,726)	(114,272)
Gross Profit	820,647	1,239,596
Operating expenses:
Sales commissions	182,369	660,963
Employee compensation	681,918	260,689
Occupancy	628,656	279,191
Provision for doubtful accounts	46,854	-
Depreciation and amortization of property and equipment	13,222	8,966
Amortization of intangible assets	8,180	4,096
Other operating expenses	802,313	737,489
Total Operating Expenses	2,373,512	1,951,395
Income (loss) from operations	(1,542,865)	(711,798)

Other Income (Expenses)
Interest income (expense)	427	(3)
Total Other Income (Expenses)	427	(3)

Loss before Provision for Income Tax	(1,542,438)	(711,801)

Provision for Income Tax	-	-

Net loss	$(1,542,438)	$(711,801)
Net loss per share basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	118,130,820	115,883,523

Comprehensive income (loss)
Net loss	$(1,542,438)	$(711,801)
Foreign currency translation adjustment	116,457	5,931
Total comprehensive income (loss)	$(1,425,981)	$(705,870)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other	Total Stockholders’
	Class A		Class B		paid in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	(Deficit)

BALANCE, December 31, 2019	-	$-	-	$-	$723,861	$(231,193)	$(3,935)	$488,733

Net loss for the year ended December 31, 2020	-	-	-	-		(711,801)	5,931	(705,870)

Issuance of Platinum ordinary shares and capital contributions to Yubo Beijing	115,245,003	115,245	-	-	519,511	-	-	634,756

Sale of Platium ordinary shares on September 11, 2020	1,754,997	1,755	-	-	748,245	-	-	750,000
BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contributions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisitions of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	-

Net loss for the year ended December 31, 2021	-	-	-	-	-	(1,542,438)	116,457	(1,425,981)

BALANCE, December 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,485,432)	$118,453	$(131,198)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the year ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,542,438)	$(711,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,401	13,063
Writeoff of patent expense	7,683	-
Changes in operating assets and liabilities:
Receivables	(159,641)	(2,316)
Prepaid expense	(279,818)	34,929
Inventory	(97,157)	(67,144)
Due from related parties	32,058	(30,397)
Lease security deposit	(65,346)	(3,425)
Accounts payable and accrued expenses	174,656	101,175
Customer deposits	(11,028)	11,028
Advances from prospective customers/distributors	(272,940)	757,896
Due to related parties	1,171,709	(1,901)
Net cash used in operating activities	(1,020,861)	101,107

Cash flows from investing activities:
Purchases of property and equipment	(564,718)	(42,556)
Purchase of intangible assets	-	(54,912)
Net cash used in investing activities	(564,718)	(97,468)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	127,164	634,756
Sales of ordinary shares on September 11, 2020	-	750,000
Net cash provided by financing activities	127,164	1,384,756

Effect of exchange rate changes	103,408	(7,133)

Net increase (decrease) in cash	(1,355,007)	1,381,262
Cash at beginning of period	1,382,524	1,262
Cash at end of period	$27,517	$1,382,524
Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing Activities:
Operating lease right of use assets acquired	$3,174,930	$-

The accompanying notes are an integral part of these consolidated financial statements

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION

Yubo International Biotech Limited (formerly Magna-Lab Inc.) (the “Company”), a New York corporation, acquired Platinum International Biotech Co. Ltd. (“Platinum”) in a “reverse merger” transaction on January 14, 2021.

On January 14, 2021 (the “Closing Date”), the Company closed a voluntary share exchange transaction with Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), pursuant to that certain Agreement and Plan of Share Exchange, dated January 14, 2021 (the “Exchange Agreement”), by and among the Company, Platinum, Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China (“PRC”) (“Yubo Beijing”), and certain selling stockholders named therein.

In accordance with the terms of the Exchange Agreement, on the Closing Date, the Company issued a total of 117,000,000 shares of its Class A common stock to the Selling Stockholders, who were then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of the Company’s issued and outstanding capital stock, Platinum became the Company’s wholly-owned subsidiary, and the Company acquired the business and operations of Platinum and Yubo Beijing. Immediately prior to the Exchange Transaction, the Company had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares held by Lina Liu, the controlling shareholder, Chief Financial Officer, Treasurer and Secretary of the Company, the Company had 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock issue and outstanding.

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

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company• Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise• Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company• Incorporated on June 14, 2016• Subscribed capital of $1,531,722 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at December 31, 2021 and December 31, 2020 consist of:

	December 31, 2021	December 31, 2020
Cash	$8,812	$746,613
Receivables (net)	158,807	2,316
Prepaid Expenses	207,521	27,160
Inventory	164,302	67,144
Due from related parties	397,590	429,648
Property and equipment (net)	63,055	79,153
Intangible assets (net)	38,876	54,912
Operating lease right of use assets	582,322	315,207
Lease security deposits	152,219	86,811
Investment in Yubo Jingzhi (A)	236,220	-
Receivables from other consolidated entities (A)	287,677	-
Total assets	2,297,401	1,808,964

Accounts payable and accrued expense	69,746	101,175
Customer deposits	-	11,028
Advances from prospective customers/distributors	484,956	757,896
Due to related parties	532,121	91,951
Operating lease liabilities	582,322	315,207
Payables to other consolidated entities (A)	511,811	-
Total liabilities	2,180,956	1,277,257

Shareholders’ equity	$116,445	$531,707

(A) Eliminated in consolidation.

Except for $488,790 occupancy expense and $364,632 other operating expenses for the year ended December 31, 2021 and except for $114,088 other operating expenses for the year ended December 31, 2020, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2021 and December 31, 2020 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.3850 RMB for the year ended December 31, 2021 and $1=6.7473RMB for the year ended December 31, 2020), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.3500 RMB at December 31, 2021 and $1=6.5286 RMB at December 31, 2020), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Property and Equipment

Property and equipment consist of leasehold improvements, construction in progress, air conditioning equipment, and office equipment. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods:

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

Revenue Recognition

The Company derives its revenue from the sale of nebulizers containing frozen tubes with medical fluid and from the sale of other health and personal care products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company adopted ASC 606 requires the use of a new five-step model to recognize revenue from customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

Allowance for Doubtful Accounts

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade account receivable for possible write off. It is our policy to write of the account receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

Our allowance for doubtful accounts reflect our best estimate for losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, weighting probabilities of future conditions and expected outcomes, and other currently available evidence.

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

Net Loss per Share

Basic loss per share is computed by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period.

Diluted loss per share reflects the potential dilution that could occur if dilutive securities (such as stock options and convertible securities) were exercised or converted into common shares. For the periods presented, the Company had no dilutive securities outstanding.

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

New Accounting Pronouncements

In February, 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842)”. ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We adopted ASU 2016-02 for interim and annual reporting periods beginning after December 15, 2018.

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

Other than increasing assets and liabilities at the inception of the respective leases (See Note 8), ASU 2016-02 has not had a significant effect on the Company’s financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2021 and December 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the years ended December 31, 2021 and December 31, 2020, the Company had losses of $1,542,438 and $711,801, respectively. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31
	2021	2020
Nebulizers and components	$48,671	$56,702
Oral liquid health products	41,943	-
Other	73,688	10,442
Total Inventory	$164,302	$67,144

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	December 31,	December 31,
	2021	2020
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$397,590	$404,288
Yubo Global Biotechnology (Chengdu) Co., Ltd. (2)	-	25,360
Total Due from Related Parties	$397,590	$429,648

(1)	Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”) Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

(2)	Yubo Global Biotechnology (Chengdu) Co., Ltd. is controlled by Mr. Jun Wang.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2021	2020
Leasehold improvements	$33,196	$44,777
Construction in progress	580,816	-
Air conditioning equipment	22,106	21,496
Office equipment	30,675	22,241
Total property and equipment	666,793	88,514
Less accumulated depreciation and amortization	(22,921)	(9,361)
Property and equipment, net	$643,872	$79,153

 For the years ended December 31, 2021 and 2020, depreciation and amortization of property and equipment was $ 13,222 and $8,966 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,	December 31,
	2021	2020
Distribution software	$38,980	$37,914
Patents acquired from related party (Note 12)	12,483	21,232
Total intangible assets	514,463	59,146
Less: Accumulated amortization	(12,587)	(4,234)
Intangible assets, net	$38,876	$54,912

For the years ended December 31, 2021 and 2020, amortization of intangible assets expense was $8,180 and $4,096, respectively.

At December 31, 2021, the expected future amortization of intangible assets expense was:

Year ending December 31, 2022	8,420
Year ending December 31, 2023	8,420
Year ending December 31, 2024	8,420
Year ending December 31, 2025	2,533
Thereafter	11,083
Total	$38,876

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($26,275) through July 31, 2023 and RMB 176,833 ($27,848) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provides monthly rent of RMB 299,277 ($47,130) through February 28, 2024 and RMB 317,233 ($49,958) from March 1, 2024 to February 28, 2026.

At December 31, 2021, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of December 31, 2021
Year ending December 31, 2022	$880,860
Year ending December 31, 2023	888,725
Year ending December 31, 2024	788,776
Year ending December 31, 2025	599,496
Year ending December 31, 2026	99,916
Total	$3,257,773

The operating lease liabilities totaling $2,693,984 at December 30, 2021 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $3,257,773 at December 31, 2021.

For the years ended December 31, 2021 and December 31, 2020, occupancy expense attributable to these two leases was $628,656 and $279,191, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Advancer 1	¥1,544,748	¥3,000,000	$243,268	$459,516
Advancer 2	550,000	-	86,614	-
Advancer 3	500,000	500,000	78,740	76,586
Advancer 4	348,000	348,000	54,803	53,304
Advancer 5	50,000	50,000	7,874	7,659
Advancer 6	50,000	50,000	7,874	7,659
Advancer 7	31,012	-	4,884	-
Advancer 8	5,680	-	894	-
Advancer 9	31	-	5	-
Advancer 10	-	500,000		76,586
Advancer 11	-	250,000		38,293
Advancer 12	-	250,000		38,293
	¥3,079,471	¥4,948,000	$484,956	$757,896

The related verbal agreements between Yubo Beijng and the nine entities provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,	December 31,
	2021	2020
Ms. Huang Li (4)	$61,492	$-
Mr. Yang Wang (3)	92,719	91,951
Mr. Jun Wang (2)	439,449
World Precision Medicine Technology Inc. (1)	670,000	-
Total	$1,263,660	$91,951

(3)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(1)

World Precision Medicine Technology Inc. is controlled by Mr.. Cheung Ho Shun. Cheung Ho Shun purchased 152,284 ordinary shares of Platinum (now 1,754,997 shares of Yubo New York Class A common stock) on September 11, 2020 for $750,000 cash.

(4)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.75% of the issued and outstanding Class A common stock of the Company.

(2)	Mr. Jun Wang controls 34.14% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 118,177,885 shares issued and outstanding at December 31, 2021.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2021.

On January 14, 2021, Lina Liu, Company CFO, cancelled 116,697,438 shares of Class A common stock acquired by her on October 2, 2020.

On January 14, 2021, the Company issued 117,000,000 shares of Class A common stock in connection with the acquisition of Platinum, as follows:

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at December 31, 2021.

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

On September 11, 2020, Platinum sold 152,284 ordinary shares to Mr. Cheung Ho Shun for $750,000 cash.

On January 21, 2021, Yubo New York acquired all 10,152,284 ordinary shares of Platinum outstanding.

Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)

Yubo Chengdu has subscribed capital of $1,500,000 which has not yet been paid by its shareholder. The subscribed capital is due for payment on January 1, 2040.

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,574,803 (RMB 10,000,000), all of which have been paid by its shareholders as of December 31, 2021.

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

Since inception to December 31, 2021, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of December 31, 2021. As a result, these entities have not accrued statutory reserve funds.

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

On February 27, 2020, Yubo Beijing executed a Patent Transfer Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for consideration of RMB 140,000 ($22,047 at the 6.3500 current exchange rate at December 31, 2021) (See Note 7).

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($31,465 at the 6.3500 current exchange rate at December 31, 2021). As of December 31, 2021, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021, World Precision Medicine Technology, Inc. provided the Company another loan for $70,000. Both loans are due on demand and non-interest bearing.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to December 31, 2021.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to December 31, 2021.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, and $649,871 for the year ended December 31, 2021. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2026. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2021 and December 31, 2020.

The components of deferred tax assets were as follows:

	December 31, 2021	December 31, 2020

Net operating losses carry forward	$492,194	$207,227
Valuation allowance	(492,194)	(207,227)
Deferred tax assets, net	$-	$-

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020

Income tax (benefits) at 25%	$(385,610)	$(177,950)
Net loss of Platinum	100,856	28,522
Increase in valuation allowance	284,967	149,428
Other	(213)	-
Provision for income taxes	$-	$-

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of December 31, 2021 and December 31, 2020.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $78,740 at December 31, 2021). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 31% and 13% of total sales in the year ended December 31, 2021. Three customers accounted for 55%, 24%, and 14% of total accounts receivable at December 31, 2021.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Annual Report (the “Evaluation Date”), to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, management, with the participation of our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers, and their positions with us, as of the date hereof, are as follows:

Name	Age	Positions with the Company
Jun Wang	54	President, Chief Executive Officer and Director
Lina Liu	42	Chief Financial Officer, Treasurer, Secretary and Director
Yang Wang	42	Director
Zhihui Bai	36	Director

__________

Jun Wang. Mr. Wang was appointed as our Chief Executive Officer, President and Director in 2020. He continues to serve as President of Yubo from 2019 to present. From 2015 to 2019, Mr. Wang served as President of Borongtai Asset Management (Beijing) Co., Ltd. He graduated with a Bachelor’s degree from Tianjin Commercial University, Department of Business Management in 1989. In making the decision to appoint Mr. Wang to serve as a director, the Board considered, in addition to the criteria referred to above, his extensive marketing experience in the healthcare industry, current service as our Chief Executive Officer and his comprehensive knowledge of Yubo Beijing, its business and operations.

Lina Liu. Ms. Liu was appointed as our Chief Financial Officer, Treasurer and Secretary in 2020. She has served as Chief Financial Officer of Yubo from 2019 to present. From 2015 to 2019, she served as Chief Financial Officer of Borongtai Asset Management (Beijing) Co., Ltd. Additionally, she has over five years of experience working for Ernst & Young. Ms. Liu graduated with a Master of Accounting from the Central University of Finance and Economics in 2007.

Yang Wang. Mr. Wang was appointed as our Director in 2020. He has served as General Manager of Yubo from 2019 to present. From 2015 to 2019, Mr. Wang served as General Manager of Beijing Zunsheng Investment Consulting Co., Ltd. Additionally, he has worked for Horwath Financing Asia Limited, Mingli CHINA Growth Fund, Peking University Shangshuai Alumni Industry Investment Fund and Zhonsheng Capital Partners. He graduated with an MBA from New York Institute of Technology in 2014. Mr. Wang’s experience in the capital markets and mergers and acquisitions were the primary qualifications that the Board considered in appointing him as a director of the Company.

Zhihui Bai. Mr. Bai was appointed as our Director in 2020. He has served as General Manager of Beijing Zhenhuikang Biotech Co. LTD from 2015 to present. He graduated with a Master’s degree from Sofia University in 2022. Mr. Bai’s experience in the stem cell industry, including in product design, selection and production were the primary qualifications that the Board considered in appointing him as a director of the Company.

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

Committees of the Board

Our Board held no formal meetings during the year ended December 31, 2021. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

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

Director Independence

During the twelve-month ended December 31, 2021, we have one independent director, Zhihui Bai, on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ Stock Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past .

Item 11. Executive Compensation.

Board Compensation

Except as described under “—Employment Agreements” below with respect to the employment agreement with Yang Wang, our director, we have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation

Name and Principal Position	Year	Annual Salary ($US)*	Bonus ($US)*	Total ($US)*

Jun Wang, CEO and President	2021	$15,110	60,439	75,549
	2020	$15,110	15,110	30,220

Lina Liu, CFO	2021	$15,110	41,552	56,662
	2020	$3,777	6,925	10,702

* Translated from RMB at the 6.3535 exchange rate as of December 31, 2021.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements

The Company is party to employment agreements with Jun Wang, Yang Wang and Lina Liu, providing for monthly salaries of RMB16,000 (or approximately $2,518 at the 6.3535 exchange rate as of December 31, 2021), RMB10,000 (or approximately $1,574 at the 6.3535 exchange rate as of December 31, 2021) and RMB10,000 (or approximately $1,574 at the 6.3535 exchange rate as of December 31, 2021), respectively. Jun Wang’s employment agreement commenced on December 1, 2019, and upon renewal in 2021, will terminate on November 30, 2023. Each of Yang Wang’s and Lina Liu’s employment agreements commenced on October 10, 2020, and upon renewal in 2021, will terminate on October 9, 2023. The employment agreements each provide for the Company to arrange social insurance, housing insurance and medical insurances for the executive officers and the termination by the Company or executive officer upon 30-day notice upon the occurrence of a limited number of circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof. The table includes:

•	each of our directors and named executive officers;
•	all of our directors and executive officers as a group; and
•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock (2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power (2)(3)
Jun Wang(4)	Class A	39,943,800	33.79
Yang Wang(4)	Class A	19,211,400	16.25
Zhihui Bai(4)	Class A	2,496,780	2.11
Lina Liu(4)	Class A	5,098,439	4.31
All Executive Officers and Directors (as a group four (4) persons)	Class A	66,750,419	56.47
5% and above Stockholders
FlyDragon International Limited(5)	Class A	39,943,800	33.79
ChinaOne Technology Limited(5)	Class A	19,211,400	16.25
Boao Biotech Limited(5)	Class A	24,967,800	21.12
Focus Draw Group Limited(5)	Class A	13,829,400	11.70
FocusOne Technology Group Limited(5)	Class A	11,524,500	9.75

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

(3)	Based upon 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock outstanding as of April 15, 2022.
(4)	The address for Messrs. Jun Wang, Yang Wang, Zhihui Bai and Lina Liu is c/o Yubo International Biotech Ltd., Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC.
(5)

The address for FlyDragon International Limited, ChinaOne Technology Limited, Boao Biotech Limited, Focus Draw Group Limited and FocusOne Technology Group Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

As of the date of this Annual Report, we do not have any equity compensation plan set up for our officers, directors and employees,

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than Ms. Lina Liu, who was our controlling shareholder prior to the closing of the Exchange Transaction, and who is currently our Chief Financial Officer, Treasurer and Secretary, and the appointment of our directors and executive officers, none of our officers and directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Although we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evidenced in writing. We intend to adopt a Code of Ethic in the next 12 months.

Related Party Transactions

Exchange Transaction

On January 13, 2021, we entered into the Exchange Agreement. As a result of the Exchange Transaction, the shareholders of Platinum received 117,000,000 shares of our Class A common stock, representing approximately 99.00% of our Class A common stock, in exchange for 100% of the issued and outstanding common stock of Platinum. Mr. Jun Wang, our President, Chief Executive Officer and a director, Mr. Yang Wang, a director, Mr. Zhihui Bai, a director, and Ms. Lina Liu, our CFO, Treasurer and Secretary, were beneficial shareholders of Platinum prior to the Closing of the Exchange Transaction, through their ownership of Flydragon International Limited, Chinaone Technology Limited, Boao Biotech Limited and Focus Draw Group Limited as well as Focusone Technology Group Limited, each a company organized under the laws of British Virgin Islands, respectively. Accordingly, Mr. Jun Wang, Mr. Yang Wang, Mr. Zhihui Bai and Ms. Lina Liu were beneficial recipients of certain shares of our common stock issued in connection with the Exchange Transaction.

In addition, our wholly owned subsidiary, Yubo WFOE has entered into variable interest entity control agreements with Yubo Beijing. Mr. Jun Wang is the President of Yubo Beijing.

Employment Agreements

Each of Jun Wang, Yang Wang and Lina Liu has entered into Employment Agreements with Yubo Beijing, pursuant to which they will be compensated for their services provided to Yubo Beijing as executives. See “Item 11. Executive Compensation—Employment Agreements” for more information.

Research and Development Agreements

Yubo Beijing entered into a Joint Research and Development Agreement with Beijing Zhengxigu on February 17, 2020, pursuant to which Yubo Beijing agreed to pay Beijing Zhenxigu RMB241,880 in connection with the research and development relating to the medical fluid used in the nebulizers Yubo Beijing sells to customers. Under this agreement, Beijing Zhenxigu authorized Yubo Beijing to be the nationwide exclusive distributor of such medical fluid for Platinum-branded nebulizers. After the filing of the application for the medical fluid, Beijing Zhenxigu shall continue to develop other application fields, and the parties shall continue cooperation in the form of entrustment or joint research and development. This agreement will terminate automatically upon the completion of the subject matters of the agreement.

Yubo Beijing entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd. (“Zhenhuikang”) on February 27, 2020, entrusting Zhenhuikang to prepare, store and manage endometrial stem cell samples in connection with the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Pursuant to the agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and it may terminate the agreement at any time. The agreement was amended on July 2, 2020 to provides for a total fee of RMB 199,800 to be paid by Yubo Beijing to Zhenhuikang. As of December 31, 2021, Yubo Beijing has not commenced the collection of endometrial stem cell samples, and no payment has been made to Zhehuikang.

Yubo Beijing entered into a Patent Transfer Agreement with Zhenhuikang on February 27, 2020, which agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for a total consideration of RMB140,000.

Both of Zhenhuikang and Beijing Zhenxigu are controlled by Yulin Cao, a shareholder of Yubo Beijing and a director of Platinum.

Shareholder Loans

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided the Company with a working capital loan in the principal amount of $670,000. As of December 31, 2021, the entire loan amount was outstanding.

As of December 31, 2021, we also had payables due to certain of our shareholders and directors, Mr. Yang Wang, in the amount of $92,719 and Mr. Jun Wang in the amount of $439,449 and to Mr. Huang Li, an indirect shareholder, in the amount of $61,492.

All of our shareholder loans are due on demand and non-interest bearing.

Other than as set forth above, none of our current officers or directors have been involved in any material proceeding adverse to the Company or any transactions with the Company or any of its directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. (“MTS”) served as the Company’s independent registered public accounting firm for the ten months ended December 31, 2020 and the year ended December 31, 2021. The following table sets out the aggregate fees for professional audit services and other services rendered by MTS for the ten months ended December 31, 2020 and the year ended December 31, 2021:

	For the ten-month ended December 31, 2020	Year ended December 31, 2021
Audit Fees	$30,000	$30,000
Audit-Related Fees(1)	$-	$-
Tax Fees(2)	$-	$-
Other Fees(3)	$-	$-

(1)	“Audit-related fees” means the aggregate fees for due diligence related to mergers and acquisitions and attest services that are not required by statute or regulation.
(2)	“Tax fees” means the fees billed for tax compliance services, including the preparation of tax returns and tax consultations.
(3)	“Other Fees” means the fees paid for access to a proprietary accounting research tool provided by MTS.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
10.1+	Employment Agreement, dated December 1, 2021, by and between Yubo Beijing and Jun Wang (English Translation) (2)
10.2+	Employment Agreement, dated October 10, 2021, by and between Yubo Beijing and Yang Wang (English Translation) (2)
10.3+	Employment Agreement, dated October 10, 2021, by and between Yubo Beijing and Lina Liu (English Translation) (2)
10.4+	Equity Pledge Agreement, dated September 11, 2020, by and among Yubo WFOE and each of the stockholders of Yubo Beijing (English Translation) (1)
10.5+	Exclusive Option Agreement, dated September 11, 2020, by and among Yubo WFOE and each of the stockholders of Yubo Beijing (English Translation) (1)
10.6+	Exclusive Consulting Service Agreement, dated September 11, 2020, by and between Yubo WFOE and Yubo Beijing (English Translation) (1)
10.7+	Entrustment Technical Service Agreement, dated February 27, 2020, by and between Yubo Beijing and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation) (1)
10.8+	Agreement of Joint Research and Development, dated February 17, 2020, by and between Beijing Zhenxigu Medical Research Center (L.P.) and Yubo Beijing (English Translation) (1)
10.9+	Cooperation Agreement, dated March 1, 2020, by and among Beijing Zhenxigu Medical Research Center (L.P.), Yubo Beijing and Huailai Huayue Hengsheng Medical Device Co., Ltd. (English Translation) (1)
10.10	Loan Agreement, by and between Yubo Beijing and Beijing Zhenhuikang Biotechnology Co., Ltd. (English Translation) (1)
10.11	Jiusi Cultural Creative Park Lease Contract, by and between Jiusicheng Investment Management (Beijing) Co., Ltd. and Yubo Beijing (English Translation) (1)
10.12	Indemnification Agreement by and between the Registrant and Jun Wang (1)
10.13	Indemnification Agreement by and between the Registrant and Yang Wang (1)
10.14	Indemnification Agreement by and between the Registrant and Zhihui Bai (1)
10.15	Indemnification Agreement by and between the Registrant and Lina Liu (1)
10.16+	Form of Lease Agreement between Yubo Global Biotechnology (Chengdu) Co. Ltd., our wholly-owned subsidiary, and Chengdu Liangkang Investment Co (English Translation) (3)
10.17+	Supplement Agreement to Lease Agreement between Yubo Global Biotechnology (Chengdu) Co. Ltd., our wholly-owned subsidiary, and Chengdu Liangkang Investment Co (English Translation) (3)
21.1

Subsidiaries of the Registrant: Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong, Yubo Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China, Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd., a company organized under the laws of the People’s Republic of China, and Yubo Global Biotechnology (Chengdu) Co. Ltd, a company organized under the laws of the People’s Republic of China

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 __________________

+	Certain portions of this exhibit containing personally identifiable information have been redacted.
(1)	Filed an exhibit to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Amendment No. 4 to Form S-1 filed by the Company with the SEC on December 9, 2021, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Amendment No. 1 to Form S-1 filed by the Company with the SEC on July 12, 2021, and incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: April 15, 2022	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	President, Chief Executive Officer and Director	April 15, 2022
Jun Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	April 15, 2022
Lina Liu	(Principal Financial and Accounting Officer)

/s/ Yang Wang	Director	April 15, 2022
Yang Wang

/s/ Zhihui Bai	Director	April 15, 2022
Zhihui Bai

