Form 10-Q
period 2022-03-31
Yubo International Biotech Ltd
filed 2022-05-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – May 13, 2022

Class A Common Stock, $0.001 Par Value	118,177,885
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

2

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

 Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Item 1A. Risk Factors” including, without limitation, risks relating to:

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

We operate in a rapidly-changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

3

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended March 31, 2022 and 2021

4

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$10,435	$27,517
Receivables (net of allowance for doubtful accounts of $94,197 and $47,112, respectively)	152,852	161,957
Prepaid expenses	270,153	306,978
Inventory	152,850	164,302
Due from related parties	318,763	397,590
Total Current Assets	910,053	1,058,344

Property and equipment, net	653,483	643,872
Intangible assets, net	36,762	38,876
Operating lease right of use asset	2,772,776	2,693,984
Lease security deposit	92,679	152,157
Total Assets	$4,465,753	$4,587,233
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $35,158 and $69,741 as of March 31, 2022 and December 31, 2021, respectively)	$394,706	$275,831
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $483,932 nd $484,956 as of March 31, 2022 and December 31, 2021, respectively)	483,932	484,956
Due to related parties (including due to related parties without recourse to the Company of $843,013 and $532,121 as of March 31, 2022 and December 31, 2021 respectively)	1,574,462	1,263,660
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $307,812 and $293,985 as of March 31, 2022 and December 31, 2021, respectively)	859,940	765,583
Total Current Liabilities	3,313,040	2,790,030

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $406,013 and $288,337 as of March 31, 2022 and December 31, 2021, respectively)	1,912,836	1,928,401
Total Liabilities	5,225,876	4,718,431

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 issued and outstanding at March 31, 2022 and December 31, 2021.	118,178	118,178
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2022 and December 31, 2021.	4	4
Additional Paid in Capital	2,117,599	2,117,599
Accumulated deficit	(3,064,380)	(2,485,432)
Accumulated other comprehensive income (loss)	68,476	118,453
Total Shareholders’ Equity	(760,123)	(131,198)
Total Liabilities and Shareholders’ Equity	$4,465,753	$4,587,233

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenue
Sales	$15,213	$462,329
Cost of Goods Sold	(6,947)	(146,738)
Gross Profit	8,266	315,591
Operating expenses:
Sales commissions	3,821	138,349
Employee compensation	218,226	202,832
Occupancy	259,275	107,734
Provision for doubtful accounts	47,078	-
Depreciation and amortization of property and equipment	3,528	2,772
Amortization of intangible assets	2,051	2,154
Other operating expenses	53,222	300,321
Total Operating Expenses	587,201	754,161
Loss from operations	(578,935)	(438,570)

Other Income (Expenses)
Interest expense, net	(13)	(105)
Total Other Income (Expenses)	(13)	(105)

Loss before Provision for Income Tax	(578,948)	(438,675)

Provision for Income Tax	-	-

Net loss	$(578,948)	$(438,675)
Net loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	118,182,332	118,130,820

Comprehensive income (loss)
Net loss	(578,948)	(438,675)
Foreign currency translation adjustment	(49,977)	70,413
Total comprehensive income (loss)	$(628,925)	$(368,262)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit

BALANCE, December 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,485,432)	$118,453	$(131,198)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(578,948)	-	(578,948)

Foreign currency adjustment	-	-	-	-	-	-	(49,977)	(49,977)

BALANCE, March 31, 2022	118,177,885	$118,178	4,447	$4	$2,117,599	$(3,064,380)	$68,476	$(760,123)

BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contirubtions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisition of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(438,675)	-	(438,675)

Foreign currency translation adjustment	-	-	-	-	-	-	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,381,669)	$72,409	$926,521

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(578,948)	$(438,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,579	4,926
Provision for doubtful accounts	47,078	-
Changes in operating assets and liabilities:
Receivables	(37,973)	(293,733)
Prepaid expense	36,825	(275,413)
Inventory	11,452	(15,803)
Due from related parties	78,826	30,141
Lease security deposit	59,478	(90,478)
Accounts payable and accrued expenses	118,875	(101,175)
Customer deposits	-	(11,028)
Advances from prospective customers/distributors	(1,024)	37,055
Due to related parties	310,802	151,605
Net cash provided by (used in) operating activities	50,970	(1,002,578)

Cash flows from investing activities:
Purchases of property and equipment	(9,611)	(451,555)
Net cash used in investing activities	(9,611)	(451,555)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	-	127,164
Net cash provided by financing activities	-	127,164

Effect of exchange rate changes	(58,441)	70,757

Net increase (decrease) in cash	(17,082)	(1,256,212)
Cash at beginning of period	27,517	1,382,525
Cash at end of period	$10,435	$126,313
Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing Activities:
Operating lease right of use asset acquired	$-	$1,930,350

The accompanying notes are an integral part of these consolidated financial statements

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2022 and 2021

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company• Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company• Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise• Incorporated on September 4, 2020• Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016• Subscribed capital of $1,531,722 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at March 31, 2022 and December 31, 2021 consist of:

	March 31, 2022	December 31, 2021
Cash	$2,569	$8,812
Receivables (net)	154,703	158,807
Prepaid Expenses	170,722	207,521
Inventory	152,850	164,302
Due from related parties	318,764	397,590
Property and equipment (net)	56,349	63,055
Intangible assets (net)	36,762	38,876
Operating lease right of use assets	713,825	582,322
Lease security deposits	92,741	152,219
Investment in Yubo Jingzhi (A)	236,157	236,220
Receivables from other consolidated entities (A)	345,852	287,677
Total assets	2,281,294	2,297,401

Accounts payable and accrued expense	35,158	69,746
Advances from prospective customers/distributors	483,932	484,956
Due to related parties	843,013	532,121
Operating lease liabilities	713,825	582,322
Payables to other consolidated entities (A)	511,674	511,811
Total liabilities	2,587,602	2,180,956

Shareholders’ equity	$(306,308)	$116,445

(A)   Eliminated in consolidation.

Except for $145,399 occupancy expense and $2,166 other operating expenses for the three months ended March 31, 2022 and except for $149,769 other operating expenses for the three months ended March 31, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2022 and March 31, 2021 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.3546 RMB for the three months ended March 31, 2022 and $1=6.5506 RMB for the three months ended March 21, 2022), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.3517 RMB at March 31, 2022 and $1=6.3500 RMB at December 31, 2021), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Allowance for Doubtful Accounts

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade account receivable for possible write off. It is our policy to write off the account receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

Our allowance for doubtful accounts reflects our best estimate for losses inherent in the trade accounts receivable balance. We determine the allowance based on known troubled accounts, weighting probabilities of future conditions and expected outcomes, and other currently available evidence.

Advertising Costs

Advertising costs are expensed as incurred.

Income Taxes

The Company follows the liability method in accounting for income taxes in accordance with ASC topic 740 (“ASC 740”), Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2022 and December 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the three months ended March 31, 2022 and March 31, 2021, the Company had losses of $578,948 and $438,675, respectively. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Nebulizers and components	$60,584	$48,671
Oral liquid health products	88,230	41,943
Other	4,036	73,688
Total Inventory	$152,850	$164,302

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$318,763	$397,590
Yubo Global Biotechnology (Chengdu) Co., Ltd. (2)	-	-
Total Due from Related Parties	$318,763	$397,590

(1)    Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”) Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

(2)    Yubo Global Biotechnology (Chengdu) Co., Ltd. is controlled by Mr. Jun Wang.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Leasehold improvements	$29,976	$33,196
Construction in progress	597,134	580,816
Air conditioning equipment	22,100	22,106
Office equipment	30,667	30,675
Total property and equipment	679,877	666,793
Less accumulated depreciation and amortization	(26,393)	(22,921)
Property and equipment, net	$653,483	$643,872

 For the three months ended March 31, 2022 and 2021, depreciation and amortization of property and equipment was $ 3,528 and $2,772 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Distribution software	$38,970	$38,980
Patents acquired from related party	12,470	12,483
Total intangible assets	51,440	51,463
Less: Accumulated amortization	(14,678)	(12,587)
Intangible assets, net	$36,762	$38,876

For the three-months ended March 31, 2022 and 2021, amortization of intangible assets expense was $2,051 and $2,154, respectively.

At March 31, 2022, the expected future amortization of intangible assets expense was:

Year ending December 31, 2022	6,306
Year ending December 31, 2023	8,420
Year ending December 31, 2024	8,420
Year ending December 31, 2025	2,533
Thereafter	11,083
Total	$36,762

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

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provides for monthly rent of RMB 299,277 ($47,130) through February 28, 2024 and RMB 317,233 ($49,958) from March 1, 2024 to February 28, 2026.

At March 31, 2022, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of March 31, 2022
Year ending December 31, 2022	$660,645
Year ending December 31, 2023	888,725
Year ending December 31, 2024	788,776
Year ending December 31, 2025	599,496
Year ending December 31, 2026	99,916
Total	$3,037,558

The operating lease liabilities totaling $2,772,776 at March 31, 2022 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $3,037,558 at March 31, 2022.

For the three-months ended March 31, 2022 and March 31, 2021, occupancy expense attributable to these two leases was $259,275 and $107,734 respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$243,203	$243,268
Advancer 2	550,000	550,000	86,591	86,614
Advancer 3	500,000	500,000	78,719	78,740
Advancer 4	348,000	348,000	54,788	54,803
Advancer 5	50,000	50,000	7,872	7,874
Advancer 6	50,000	50,000	7,872	7,874
Advancer 7	31,012	31,012	4,882	4,884
Advancer 8	-	5,680	-	894
Advancer 9	31	31	5	5
	¥3,073,791	¥3,079,471	$483,932	$484,956

The related verbal agreements between Yubo Beijing and the nine entities provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)
Ms. Huang Li (4)	$61,804	$61,492
Mr. Yang Wang (3)	453,658	92,719
Mr. Jun Wang (2)	389,000	439,449
World Precision Medicine Technology Inc. (1)	670,000	670,000
Total	$1,574,462	$1,263,660

(3)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
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

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 118,177,885 shares issued and outstanding at March 31, 2022 and December 31, 2021. Holders of Class A common stock are entitled to one vote for each share held of record on all matters on which shareholders are entitled to vote generally, including the election or removal of directors.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2022 and December 31, 2021. Holders of Class B common stock are entitled to five votes for each share held of record on all matters submitted to a shareholder vote. Each share of Class B common stock is convertible at the holder's election into one share of class A common stock.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2022 and December 31, 2021.

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

Since inception to March 31, 2022, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of March 31, 2022. As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($31,456 at the 6.3517 current exchange rate at March 31, 2022). As of March 31, 2022, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2022.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to March 31, 2022.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, and $422,530 for the three months ended March 31, 2022. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021 and a net loss of $145,399 for the three months ended March 31, 2022. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021 and a net loss of $518 for the three months ended March 31, 2022. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2027. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31 2022 and December 31, 2021

The components of deferred tax assets were as follows:

	March 31, 2022	December 31, 2021

Net operating losses carry forward	$634,306	$492,164
Valuation allowance	(634,306)	(492,194)
Deferred tax assets, net	$-	$-

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Income tax (benefits) at 25%	$(144,737)	$(109,669)
Net loss of Platinum	2,619	37,504
Increase in valuation allowance	142,112	72,165
Other	6	-
Provision for income taxes	$-	$-

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2022 and December 31, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB500,000 (approximately $78,719 at March 31, 2022). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Three customers accounted for 57%, 17%, and 15% of total accounts receivable at March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2022 and 2021 included under “Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

The VIE and China Operations

As a result of the Exchange Transaction, we became a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Jingzi , Yubo Global, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the PRC (the “Yubo WFOE” or “WFOE”), in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as descried in this Quarterly Report. We do not own any equity interest in Yubo Beijing.

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

COVID-19 and the U.S.’s response to the pandemic are significantly affecting the economy. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report.

As of March 31, 2022, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $15,213 for the three months ended March 31, 2022, as compared to $462,329 for the three months ended March 31, 2021. Our cost of goods sold was $6,947 for the three months ended March 31, 2022, as compared to $146,738 for the three months ended March 31, 2021. The decreases in sales and cost of goods sold were primarily due to a decrease in the sales of nebulizers. As a result, our gross profit decreased from $315,591 for the three months ended March 31, 2021 to $8,266 for the three months ended March 31, 2022.

Operating Expenses

Our operating expenses were $587,201 for the three months ended March 31, 2022, as compared to $754,161 for the three months ended March 31, 2021. The decrease was primarily due to a decrease in other operating expenses.

Loss from Operations

Our loss from operations was $578,935 for the three months ended March 31, 2022, as compared to $438,570 for the three months ended March 31, 2021. The decrease was primarily due to a decrease of $307,325 in gross profit.

Other Income (Expense)

Our other income (expense) was $(13) for the three months ended March 31, 2022, as compared to $(105) for the three months ended March 31, 2021. The decrease was primarily due to a decrease in interest expense.

Net Loss

Our net loss was $578,948 for the three months ended March 31, 2022, as compared to $438,675 for the three months ended March 31, 2021. The increase was primarily due to a decrease of $307,325 in gross profit.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and equivalents on hand of $10,435 and a negative working capital of $2,402,987. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. In addition, on May 6, 2021, we filed a registration statement on Form S-1 with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. We estimate that the net proceeds of this offering will be approximately $2.42 million. We believe that our cash on hand and working capital will be sufficient to meet our anticipated cash requirements through May 2023. We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $50,970 for the three months ended March 31, 2022, as compared to net cash used by operating activities of $1,002,578 for the three months ended March 31, 2021. The increase was primarily due to amounts due to related parties, accounts payable and accrued expense.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $9,611 for the three months ended March 31, 2022, as compared to $451,555 for the three months ended March 31, 2021. The decrease was primarily due to a decrease in purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2022, as compared to $127,164 for the three months ended March 31, 2021. The decrease was due to the fact that no capital contributions were received in the first quarter of 2022.

Current Liabilities

As of March 31, 2022, Yubo Beijing received an aggregate amount of RMB3,073,791 ($483,932) from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances

Shareholder Loans

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided the Company with a working capital loan in the principal amount of $670,000. As of March 31, 2022, the entire loan amount was outstanding.

As of March 31, 2022, we also had payables due to certain of our shareholders and directors, Mr. Yang Wang, in the amount of $453,658 and Mr. Jun Wang in the amount of $389,000 and to Mr. Huang Li, an indirect shareholder, in the amount of $61,804

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited condensed consolidated financial statements for the quarter ended March 31, 2022 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. See Note 3 – Going Concern to our unaudited consolidated financial statements for the three months ended March 31, 2022 and 2021 included elsewhere in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, management, with the participation of our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (2)
3.2	Bylaws of Registrant (1)
10.1	Supplementary Agreement to Exclusive Consulting Service Agreement, dated March 8, 2022, by and between Yubo International Biotech (Chengdu) Limited and Yubo Beijing (English Translation) (3)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

____________

(1)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and incorporated herein by reference.
(2)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on April 13, 2021, and incorporated herein by reference.
(3)	Included as an exhibit to the Company’s Amendment No. 6 to Form S-1 filed by the Company with the SEC on April 20, 2022, and incorporated herein by reference.
* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: May 16, 2022	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

