Form 10-Q
period 2022-06-30
Yubo International Biotech Ltd
filed 2022-08-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – August 12, 2022

Class A Common Stock, $0.001 Par Value	118,177,885
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

2

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the ”WFOE”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, and, through contractual arrangements with us, the Chinese operating company.

Statement Regarding Forward-Looking Statements

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2022 and 2021

4

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$36,580	$27,517
Receivables (net of allowance for doubtful accounts of $93,810 and $47,112, respectively)	145,214	161,957
Prepaid expenses	293,973	306,978
Inventory	141,916	164,302
Due from related parties	302,293	397,590
Total Current Assets	919,976	1,058,344

Property and equipment, net	613,372	643,872
Intangible assets, net	32,866	38,876
Operating lease right of use asset	2,396,524	2,693,984
Lease security deposit	87,887	152,157
Total Assets	$4,050,625	$4,587,233
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $122,476 and $69,746 of June 30, 2022 and December 31, 2020, respectively)	$688,890	$275,831
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $459,208 and $484,956 as of June 30, 2022 and December 31, 2021, respectively)	459,208	484,956
Due to related parties (including due to related parties without recourse to the Company of $979,362 and $532,121 as of June 30, 2022 and December 31, 2021 respectively)	1,757,634	1,263,660
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $301,037 and $293,985 as of June 30, 2021 and December 31, 2020, respectively)	783,946	765,583
Total Current Liabilities	3,689,678	2,790,030

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $136,035 and $288,337 as of June 30, 2022 and December 31, 2021, respectively)	1,612,579	1,928,401
Total Liabilities	$5,302,257	$4,718,431

Commitments and contingencies	-	-

Shareholders’ Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 118,177,885 issued and outstanding at June 30, 2022 and December 31, 2021.	118,178	118,178
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2022 and December 31, 2021.	4	4
Additional Paid in Capital	2,117,599	2,117,599
Accumulated deficit	(3,555,939)	(2,485,432)
Accumulated other comprehensive income (loss)	68,526	118,453
Total Shareholders’ Equity	(1,251,632)	(131,198)
Total Liabilities and Shareholders’ Equity	$4,050,625	$4,587,233

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$7,970	351,471	$23,183	$813,800
Cost of Goods Sold	(2,119)	(138,468)	(9,066)	(285,206)
Gross Profit	5,851	213,003	14,117	528,594
Operating expenses:
Sales commissions	4,263	1,179	8,084	139,527
Employee compensation	145,300	181,001	363,526	383,833
Occupancy	299,217	191,486	558,492	299,220
Provision for doubtful accounts	3,346	-	50,424	-
Depreciation and amortization of property and equipment	3,290	3,424	6,818	6,196
Amortization of intangible assets	1,994	2,190	4,045	4,344
Other operating expenses	39,941	203,808	93,163	504,129
Total Operating Expenses	497,351	583,088	1,084,552	1,337,249
Income (loss) from operations	(491,500)	(370,085)	(1,070,435)	(808,655)

Other Income (Expenses)
Interest income (expense) - net	(59)	77	(72)	(28)
Total Other Income (Expenses)	(59)	77	(72)	(28)

Loss before Provision for Income Tax	(491,559)	(370,008)	(1,070,507)	(808,683)

Provision for Income Tax	-	-		-

Net loss	$(491,559)	(370,008)	$(1,070,507)	$(808,683)
Net loss per share basic and diluted	$(0.00)	(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	118,182,332	118,130,820	118,182,332	118,130,820

Comprehensive income (loss)
Net loss	$(491,559)	(370,008)	$(1,070,507)	$(808,683)
Foreign currency translation adjustment	50	13,122	(49,927)	83,535
Total comprehensive income (loss)	$(491,509)	(356,886)	$(1,120,434)	$(725,148)

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

							Accumulated
	Common Stock				Additional		Other	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit
BALANCE, December 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(2,485,432)	118,453	$(131,198)

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(578,948)	-	(578,948)

Foreign currency adjustment	-	-	-	-	-	-	(49,977)	(49,977)

BALANCE, March 31, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,064,380)	68,476	$(760,123)

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(491,559)	-	(491,559)

Foreign currency adjustment	-	-	-	-	-	-	50	50

BALANCE, June 30, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,555,939)	68,526	$(1,251,632)

BALANCE, December 31, 2020	117,000,000	$117,000	-	$-	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contributions to Yubo Beijing	-	-	-	-	127,164	-	-	127,164

Reverse acquisition of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	-	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(438,676)	-	(438,676)

Foreign currency translation adjustment	-	-	-	-	-	-	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,381,670)	$72,409	$926,520

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(370,008)	-	(370,008)

Foreign currency translation adjustment	-	-	-	-	-	-	13,122	13,122

BALANCE, June 30, 2021	118,177,885	$118,178	4,447	4	2,117,599	(1,751,678)	85,531	$569,634

The accompanying notes are an integral part of these consolidated financial statement

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,070,507)	$(808,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,863	10,540
Changes in operating assets and liabilities:
Receivables	16,743	(309,067)
Prepaid expense	13,005	(234,272)
Inventory	22,386	(115,357)
Due from related parties	95,297	31,256
Lease security deposit	64,270	(93,490)
Accounts payable and accrued expenses	413,059	2,045
Customer deposits	-	(11,028)
Advances from prospective customers/distributors	(25,748)	(58,044)
Due to related parties	493,974	659,752
Net cash provided by (used in) operating activities	33,342	(926,348)

Cash flows from investing activities:
Purchases of property and equipment	-	(586,890)
Net cash used in investing activities	-	(586,890)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	-	127,164
Net cash provided by financing activities	-	127,164

Effect of exchange rate changes	(24,279)	82,975

Net increase (decrease) in cash	9,063	(1,303,099)
Cash at beginning of period	27,517	1,382,525
Cash at end of period	$36,580	$79,426
Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-
Non-cash Investing Activities:
Operating lease right of use asset acquired	$-	$2,002,641

The accompanying notes are an integral part of these consolidated financial statements

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2022 and 2021

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

The officers, directors, and controlling beneficial owners of Yubo Beijing from its inception on June 14, 2016 were also officers, directors, and controlling beneficial owners of Platinum. Accordingly, the accompanying consolidated financial statements include Yubo Beijing’s operations from its inception on June 14, 2016.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name		Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• •	A holding company Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• • •	A Cayman Island company Incorporated on April 7, 2020 A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• • •	A Hong Kong company Incorporated on May 4, 2020 A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• • • •	A PRC company and deemed a wholly foreign owned enterprise Incorporated on September 4, 2020 Subscribed capital of $1,500,000 A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• • • •	A PRC limited liability company Incorporated on June 14, 2016 Subscribed capital of $1,531,722 (RMB 10,000,000) Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	•	A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	•	A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

On September 11, 2020, our wholly-owned subsidiary, Yubo Chengdu, entered into the following contractual arrangements with Yubo Beijing and the shareholders of Yubo Beijing (the “Yubo Shareholders”), as applicable, each of which is enforceable and valid in accordance with the laws of the PRC:

Exclusive Consulting Services Agreement

Pursuant to the Exclusive Consulting Services Agreement among Yubo Beijing, Yubo Chengdu, and the Yubo Shareholders, Yubo Chengdu agrees to provide, and Yubo Beijing agrees to accept, exclusive management services provided by Yubo Chengdu. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Yubo Beijing. The Exclusive Consulting Services Agreement will remain in effect until the acquisition of all assets or equity of Yubo Beijing by Yubo Chengdu is complete (as more fully described in the Exclusive Purchase Option Agreement below). The Exclusive Consulting Services Agreement was amended in March 2022 for the sole purpose of clarifying the fee structure under such agreement. Pursuant to the amendment, Yubo Beijing agreed to compensate Yubo Chengdu for its services on an annual basis. Under the amendment, Yubo Chengdu is entitled to receive 90% of the after-tax profit from Yubo Beijing annually following the closing of Yubo Beijing’s annual accounts. In light of such arrangement, Yubo Chengdu is considered a primary beneficiary of benefits that are otherwise potentially significant to Yubo Beijing. The amendment did not change the contractual relationships that Yubo Chengdu has with Yubo Beijing. Since Yubo Beijing has not generated any after-tax profit to date, Yubo Beijing has not paid any fee to Yubo Chengdu to date.

Exclusive Purchase Option Agreement

Under the Exclusive Option Agreement among Yubo Beijing, Yubo Chengdu, and the Yubo Shareholders, the Yubo Shareholders granted Yubo Chengdu an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. Yubo Chengdu may exercise the purchase option at any time.

Equity Pledge Agreement

Under the Equity Pledge Agreement among Yubo Chengdu and the Yubo Shareholders, the Yubo Shareholders pledged all of their equity interests in Yubo Beijing, including the proceeds thereof, to guarantee all of Yubo Chengdu’s rights and benefits under the Exclusive Consulting Services Agreement and the Exclusive Option Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without Yubo Chengdu’s prior consent. The Yubo Shareholders covenants to Yubo Chengdu that among other things, it will only appoint/elect the candidates for the directors of Yubo Beijing nominated by Yubo Chengdu.

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at June 30, 2022 and December 31, 2021 consist of:

	June 30, 2022	December 31, 2021
Cash	$1,648	$8,812
Receivables (net)	142,229	158,807
Prepaid Expenses	199,680	207,521
Inventory	141,916	164,302
Due from related parties	302,293	397,590
Property and equipment (net)	47,094	63,055
Intangible assets (net)	32,866	38,876
Operating lease right of use asset	437,072	582,322
Lease security deposit	87,949	152,219
Investment in Yubo Jingzhi (A)	223,954	236,220
Receivables from other consolidated entities (A)	327,981	287,677
Total assets	1,944,682	2,297,401

Accounts payable and accrued expenses	122,476	69,746
Advances from prospective customers/distributors	459,208	484,956
Due to related parties	979,362	532,121
Operating lease liabilities	437,072	582,322
Payables to other consolidated entities (A)	485,234	511,811
Total liabilities	2,483,352	2,180,956

Shareholders’ equity	$(538,670)	$116,445

(A)   Eliminated in consolidation.

Except for $370,955 occupancy expense and $33,430 other operating expenses for the six months ended June 30, 2022 and except for $184,303 occupancy expense and $270,520 other operating expenses for the six months ended June 30, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2022 and June 30, 2021 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.5277 RMB for the six months ended June 30, 2022 and $1=6.4953 RMB for the six months ended June 30, 2021), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.6978 RMB at June 30, 2022 and $1=6.3500 RMB at December 31, 2021), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Property and Equipment

Property and equipment consist of leasehold improvements, construction in progress, air conditioning equipment, and office equipment. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods.

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

Allowance for Doubtful Accounts

Trade accounts receivable arise from the sale of products on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade account receivables for possible write off. It is our policy to write off the account receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2022 and December 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2022 and June 30, 2021, the Company had losses of $1,070,507 and $808,683 respectively. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Nebulizers and components	$56,074	$48,671
Oral liquid health products	82,015	41,943
Other	3,827	73,688
Total Inventory	$141,916	$164,302

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$302,293	$397,590
Total Due from Related Parties	$302,293	$397,590

(1) Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Leasehold improvements	$25,381	$33,196
Construction in progress	566,278	580,816
Air conditioning equipment	20,958	22,106
Office equipment	29,082	30,675
Total property and equipment	641,699	666,793
Less accumulated depreciation and amortization	(28,327)	(22,921)
Property and equipment, net	$613,372	$643,872

For the three months ended June 30, 2022 and 2021, depreciation and amortization of property and equipment was $ 3,290 and $3,424 respectively.

For the six months ended June 30, 2022 and 2021, depreciation and amortization of property and equipment was $ 6,818 and $6,196 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Distribution software	$36,956	$38,980
Patents acquired from related party	11,826	12,483
Total intangible assets	48,782	51,463
Less: Accumulated amortization	(15,916)	(12,587)
Intangible assets, net	$32,866	$38,876

For the three-months ended June 30, 2022 and 2021, amortization of intangible assets expense was $1,994 and $2,190, respectively.

For the six-months ended June 30, 2022 and 2021, amortization of intangible assets expense was $4,045 and $4,344, respectively.

At June 30, 2022, the expected future amortization of intangible assets expense was:

Year ending December 31, 2022	4,313
Year ending December 31, 2023	8,420
Year ending December 31, 2024	8,420
Year ending December 31, 2025	2,533
Thereafter	9,180
Total	$32,866

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($24,910) through July 31, 2023 and RMB 176,833 ($26,402) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provides for monthly rent of RMB 299,277 ($44,683) through February 28, 2024 and RMB 317,233 ($47,364) from March 1, 2024 to February 28, 2026.

At June 30, 2022, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of June 30, 2022
Year ending December 31, 2022	$417,558
4Year ending December 31, 2023	842,576
Year ending December 31, 2024	747,820
Year ending December 31, 2025	568,368
Year ending December 31, 2026	94,728
Total	$2,671,050

The operating lease liabilities totaling $2,396,524 at June 30, 2022 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $2,671,050 at June 30, 2022.

For the three-months ended June 30, 2022 and June 30, 2021, occupancy expense attributable to these two leases was $299,217 and $191,486, respectively.

For the six-months ended June 30, 2022 and June 31, 2021, occupancy expense attributable to these two leases was $558,492 and $299,220 respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$230,635	$243,268
Advancer 2	550,000	550,000	82,117	86,614
Advancer 3	500,000	500,000	74,651	78,740
Advancer 4	348,000	348,000	51,957	54,803
Advancer 5	50,000	50,000	7,465	7,874
Advancer 6	50,000	50,000	7,465	7,874
Advancer 7	31,012	31,012	4,630	4,884
Advancer 8	1,895	5,680	283	894
Advancer 9	31	31	5	5
	¥3,075,686	¥3,079,471	$459,208	$484,956

The related verbal agreements between Yubo Beijng and the nine entities provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)
Ms. Huang Li (4)	$58,272	$61,492
Mr. Yang Wang (3)	430,216	92,719
Mr. Jun Wang (2)	549,146	439,449
World Precision Medicine Technology Inc. (1)	720,000	670,000
Total	$1,757,634	$1,263,660

(3)	Mr. Yang Wang controls 21.14% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
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

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 118,177,885 shares issued and outstanding at June 30, 2022 and December 31, 2021.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2022 and December 31, 2021.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2022 and December 31, 2021.

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

Since inception to June 30, 2022, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of June 30, 2022. As a result, these entities have not accrued statutory reserve funds.

The ability of the Company’s PRC subsidiaries and its VIE to make dividends and other payments to the Company may also be restricted by changes in applicable foreign exchange and other laws and regulations. Foreign currency exchange regulation in China is primarily governed by the following rules:

•	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules.
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($29,831 at the 6.6978 current exchange rate at June 30, 2022). As of June 30, 2022, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021 and April 14, 2022, World Precision Medicine Technology, Inc. provided the Company additional loans of $70,000 and $50,000, respectively. The three loans are due on demand and non-interest bearing.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2022.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to June 30, 2022.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, and $666,117 for the six months ended June 30, 2022. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021 and a net loss of $370,955 for the six months ended June 30, 2022. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021 and a net loss of $504 for the six months ended June 30, 2022. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2027. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2022 and December 31, 2021.

The components of deferred tax assets were as follows:

	June 30, 2022	December 31, 2021

Net operating losses carry forward	$751,588	$492,164
Valuation allowance	(751,588)	(492,194)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Income tax (benefit) at 25%	$(267,609)	$(202,171)
Net loss of Platinum	8,232	67,626
Increase in valuation allowance	259,394	129,533
Other	(17)	5,012
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2022 and December 31, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $74,651 at June 30, 2022). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Four customers accounted for 45%, 20%, 13% and 12% of total accounts receivable at June 30, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual relationships with us and our subsidiaries. Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Key factors affecting our results of operations include revenues, cost of goods sold, operating expenses and income and taxation.

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

In accordance with the terms of the Exchange Agreement, on the Closing Date, we issued a total of 117,000,000 shares of our Class A common stock to the then stockholders of Platinum (the “Selling Stockholders”), in exchange for 100% of the issued and outstanding capital stock of Platinum (the “Exchange Transaction”). As a result of the Exchange Transaction, the Selling Stockholders acquired more than 99% of our issued and outstanding capital stock, Platinum became our wholly-owned subsidiary, and we acquired the business and operations of Platinum and Yubo Beijing.

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

On December 31, 2020, Platinum HK formed a new wholly owned subsidiary, Yubo Global.

On January 21, 2021, Yubo Beijing formed a new wholly owned subsidiary, Yubo Jingzhi.

As discussed below, Yubo Beijing and/or its shareholders have entered into various agreements with the WFOE to allow us to consolidate the financial results of Yubo Beijing in our consolidated financial statements. We acquired 100% of the issued and outstanding capital stock of Platinum, which, in turn, holds a 100% equity interest in the WFOE, in exchange for the issuance of 117,000,000 shares of our common stock to the shareholders of Platinum, which constituted more than 99% of our issued and outstanding common stock.

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

The VIE and China Operations

As a result of the Exchange Transaction, we became a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global Biotechnology (Chengdu) Co., Ltd. (“Yubo Global”) and Yubo Chengdu, each a company organized under the laws of the PRC, in each of which we hold equity ownership interests, and (ii) Yubo Beijing, the VIE and the Chinese operating company that conducts the day-to-day business operations of our Company in China through contractual relationships with us and our subsidiaries, including Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd., a company organized under the laws of the PRC (“Yubo Jingzhi”) and a wholly owned subsidiary of Yubo Beijing. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

On September 11, 2020, the WFOE entered into a series of contractual arrangements with Yubo Beijing and its shareholders, allowing us, for accounting purposes only, to consolidate the financial results of Yubo Beijing in our consolidated financial statements. These agreements include:

•

Exclusive Consulting Services Agreement. Pursuant to the Exclusive Consulting Services Agreement, the WFOE agrees to provide, and Yubo Beijing agrees to accept, exclusive management services provided by the WFOE. The Exclusive Consulting Services Agreement was amended in March 2022 for the sole purpose of clarifying the fee structure under such agreement. Pursuant to the amendment, Yubo Beijing agreed to compensate the WFOE, Yubo Chengdu, for its services on an annual basis. Under the amendment, the WFOE is entitled to receive 90% of the after-tax profit from Yubo Beijing annually following the closing of Yubo Beijing’s annual accounts. In light of such arrangement, the WFOE is considered a primary beneficiary of benefits that are otherwise potentially significant to Yubo Beijing. The amendment did not change the contractual relationships that we have with Yubo Beijing. Since Yubo Beijing has not generated any after-tax profit to date, Yubo Beijing has not paid any fee to the WFOE to date.

•

Exclusive Option Agreement. Pursuant the Exclusive Option Agreement, the shareholders of Yubo Beijing granted the WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. The WFOE may exercise the purchase option at any time.

•

Equity Pledge Agreement. Pursuant to the Equity Pledge Agreement, the shareholders of Yubo Beijing pledged all of their equity interests in Yubo Beijing, including the proceeds thereof, to guarantee all of the WFOE’s rights and benefits under the Exclusive Consulting Services Agreement and the Exclusive Option Agreement.

Neither we nor holders of our common stock have any equity ownership interest in, direct foreign investment in, or control through such contractual agreements of the VIE. As a result of our contractual relationships with Yubo Beijing, we consolidate Yubo Beijing’s financial results in our consolidated financial statements and are the primary beneficiary of Yubo Beijing for accounting purposes only. Our corporate structure involving the VIE provides holders of our common stock with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to holders of our common stock. For example, management through these contractual arrangements may be less effective than direct ownership, and we could face heightened risks and costs in enforcing these contractual arrangements, because there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to these contractual arrangements. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds such agreements non-compliant with relevant PRC laws, regulations, and rules, or if these laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless.

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

Regulatory Developments

Implication of the Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA Act states that if the SEC determines that an issuer’s audit reports issued by a registered public accounting firm have not been subject to inspection by the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit such issuer’s securities from being traded on a national securities exchange or in the over-the-counter trading market in the United States. As of the date of this Quarterly Report, our auditor, Michael T. Studer CPA P.C., an independent registered public accounting firm headquartered in the United States, is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis, and our auditor was not included in the determinations made by the PCAOB, on December 16, 2021. However, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in our securities to be delisted from the stock exchange in the U.S pursuant to the HFCA Act. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if passed by the U.S. House of Representatives and signed into law, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three.

Cybersecurity Review Measures

On December 28, 2021, the CAC published the revised Cybersecurity Review Measures (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks for “foreign” listing, it must apply for the cybersecurity review. In addition, operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; (ii) as of the date of this this Quarterly Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a critical information infrastructure operator or requiring us to go through cybersecurity review or similar government reviews. In light of the foregoing, which are consistent with the local market practice, we did not retain any PRC legal counsel, and we did not rely on the advice of PRC legal counsel, with respect to such matters. Our understanding with regards to the permission requirements under the revised CRM is based on a risk-based analysis of the currently effective PRC laws, regulations and rules, as well as the local market practice as of the date of this Quarterly Report. We cannot assure you that our understanding is correct, or consistent with the opinion of PRC legal counsel if one were retained to opine on such permission requirements.

That being said, the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security.” In addition, on 14 November 2021, the CAC promulgated the Regulations on the Administration of Cyber Data Security (Draft for Comments) (the “Draft CAC Regulations”), and according to the Draft CAC Regulations, any data processors shall, in accordance with relevant state provisions, apply for a cybersecurity review when carrying out, among other things, “other data processing activities that affect or may affect national security.” However, neither the revised CRM nor the Draft CAC Regulations provides for any further explanation or interpretation over what constitutes activities that “affect or may affect national security.” Therefore, if any competent government authorities deem that Yubo Beijing’s data processing activities may affect national security or if the competent government authorities, including the CAC, adopt new laws, regulations or rules related to the revised CRM, we may be subject to cybersecurity review, and in that scenario, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure to pass such cybersecurity review and/or to comply with the data privacy and data security requirements raised during a cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

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

Other

To operate its business activities in China, Yubo Beijing is required to obtain the following licenses and approvals. Yubo Beijing has obtained such licenses and approvals, and, to date, no application for any such licenses and approvals has been denied.

Licenses and Approvals	PRC Regulatory Authority

Food Operation License Permit	Xicheng District Market Supervision and Administration Office of Beijing Municipality

Medical License Distribution Enterprise Filing Certificate	Xicheng District Market Supervision and Administration Office of Beijing Municipality

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. As of June 30, 2022, four customers accounted for approximately 45%, 20%, 13% and 12% of Yubo Beijing’s total accounts receivable, respectively.

Corporate Information

Our principal executive offices are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC. Our telephone number is +86 (010) 6615-5141. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report. You should not consider any information on our website to be part of this Quarterly Report or in decides whether to purchase our securities. We have included our website address in this Quarterly Report solely for informational purposes.

Dividends and Other Distributions

We are a holding company, and we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our Class A common stock or to service any debt we may incur. The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE and Yubo Beijing, the VIE.

As of the date of this Quarterly Report, except as disclosed below, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. As of the date of this Quarterly Report, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from the WFOE, Yubo Chengdu, to the VIE, Yubo Beijing. On May 15, 2021, Yubo Beijing received $500,000 from Yubo Global in the form of a loan to fund Yubo Beijing’s operations. On September 15, 2021, Yubo Global received a loan of $1,538 from Yubo Beijing to supplement Yubo Global’s general working capital. See Note 10: Due to Related Parties to our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report. These loans are non-interest bearing and payable on demand. While we have not to date adopted a formal cash management policy in writing, we carefully monitor the cash positions of and the fund flows between our New York holding company and each of our subsidiaries, including Yubo Chengdu, and Yubo Beijing. All such fund flows are reviewed regularly by our Chief Executive Officer and Chief Financial Officer and are subject to approval by our board.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report.

As of June 30, 2022, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Other than increasing assets and liabilities at the inception of the respective leases (See Note 8 to our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report), ASU 2016-02 has not had a significant effect on our financial position or results of operations.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021 and for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $7,970 for the three months ended June 30, 2022, as compared to $351,471 for the three months ended June 30, 2021. Such decrease was primarily due to sale of oral liquid health products. Our cost of goods sold was $2,119 for the three months ended June 30, 2022, as compared to $138,468 for the three months ended June 30, 2021. Such decrease was primarily due to sale of oral liquid health products. As a result, our gross profit decreased from $213,003 for the three months ended June 30, 2021 to $5,851 for the three months ended June 30, 2022.

We generated sales of $23,183 for the six months ended June 30, 2022, as compared to $813,800 for the six months ended June 30, 2021. Our cost of goods sold was $9,066 for the six months ended June 30, 2022, as compared to $285,206 for the six months ended June 30, 2021. The decreases in sales and cost of goods sold were primarily due to a decrease in the sales of nebulizers. As a result, our gross profit decreased from $528,594 for the six months ended June 30, 2021 to $14,117 for the six months ended June 30, 2022.

Operating Expenses

Our operating expenses were $497,351 for the three months ended June 30, 2022, as compared to $583,088 for the three months ended June 30, 2021. The decrease was primarily due to a decrease in other operating expenses offset by an increase in occupancy expense.

Our operating expenses were $1,084,552 for the six months ended June 30, 2022, as compared to $1,337,249 for the six months ended June 30, 2021. The decrease in operating expenses was primarily due to decrease in other operating expense, offset by an increase in occupancy expense.

Loss from Operations

Our loss from operations was $491,500 for the three months ended June 30, 2022, as compared to $370,085 for the three months ended June 30, 2021. The increase was primarily due to a decrease of $207,152 in gross profit.

Our loss from operations was $1,070,435 for the six months ended June 30, 2022, as compared to $808,655 for the six months ended June 30, 2021. The increased in loss from operations was due to a decrease of gross profit of $514,477, offset by a decrease in operating expense of $252,697.

 Other Income (Expense)

Our other income (expense) was $(59) for the three months ended June 30, 2022, as compared to $77 for the three months ended June 30, 2021. The decrease was primarily due to an increase in interest expense.

Our other income (expense) was $(72) for the six months ended June 30, 2022, as compared to $(28) for the six months ended June 30, 2021. The increase in other income (expense) was primarily due to an increase in bank charge.

Net Loss

Our net loss was $491,559 for the three months ended June 30, 2022, as compared to $370,008 for the three months ended June 30, 2021. The increase was primarily due a decrease of $207,152 in gross profit.

Our net loss was $1,070,507 for the six months ended June 30, 2022, as compared to $808,683 for the six months ended June 30, 2021. . The increase in loss from operations was due to a decrease of gross profit of $514,477, offset by a decrease in operating expense of $252,697.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and equivalents on hand of $36,580 and a negative working capital of $2,769,702. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. In addition, on May 6, 2021, we filed a registration statement on Form S-1 with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. Such registration Statement was declared effective by the SEC on July 29, 2022. We estimate that the net proceeds of this offering will be approximately $2.42 million. The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. See Note 3: Going Concern to our unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included elsewhere in this Quarterly Report. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2022, we had net losses of $491,559 and $1,070,507, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. See “—Going Concern” below. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the third and fourth quarters of 2022. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, Yubo Beijing may be required to delay, scale back or eliminate portions of its operations, cease operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish certain of our contractual rights to Yubo Beijing. Accordingly, the inability to obtain such financing could adversely affect our ability to fund Yubo Beijing’s continued operations and the expansion efforts.

We also expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $33,342 for the six months ended June 30, 2022, as compared to net cash used by operating activities of $926,348 for the six months ended June 30, 2021. The increase was primarily due to increase of accounts payables and accrued expenses and decrease in accounts receivables.

Net cash provided by (used in) investing activities

Net cash used in investing activities was nil for the six months ended June 30, 2022, as compared to $586,890 for the six months ended June 30, 2021. The decrease was primarily due to no property, plant and equipment were purchased in the first and second quarters of 2022.

Net cash provided by financing activities

Net cash provided by financing activities was nil for the six months ended June 30, 2022, as compared to $127,164 for the six months ended June 30, 2021. The decrease was due to the fact that no capital contributions were received in the first and second quarters of 2022.

Current Liabilities

As of June 30, 2022, Yubo Beijing received an aggregate amount of $459,208 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances

Shareholder Loans

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided the Company with a working capital loan in the principal amount of $720,000. As of June 30, 2022, the entire loan amount was outstanding.

As of June 30, 2022, we also had payables due to Mr. Yang Wang, our director, in the amount of $430,216, to Mr. Jun Wang, our director, President and Chief Executive Officer, in the amount of $549,146, and to Mr. Huang Li, our indirect shareholder, in the amount of $58,272.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2022, we had net losses of $491,559 and $1,070,507, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (2)
3.2	Bylaws of Registrant (1)
10.1	Supplementary Agreement to Exclusive Consulting Service Agreement, dated March 8, 2022, by and between Yubo International Biotech (Chengdu) Limited and Yubo Beijing (English Translation) (3)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

____________

(1)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and incorporated herein by reference.
(2)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on April 13, 2021, and incorporated herein by reference.
(3)	Included as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-255805) which was declared effective by the SEC on July 29, 2022, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: August 15, 2022	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

