Form 10-Q
period 2022-09-30
Yubo International Biotech Ltd
filed 2022-11-16
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 15, 2022

Class A Common Stock, $0.001 Par Value	119,816,343
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation (formerly known as Magna-Lab, Inc.) and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong (“Platinum HK”), and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the ”WFOE”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, and, through contractual arrangements with us, the Chinese operating company.

2

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part II Other Information—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 15, 2022, including, without limitation, risks relating to:

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

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this Quarterly Report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

3

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2022 and 2021

4

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$89,966	$27,517
Receivables (net of allowance for doubtful accounts of $0 and $47,112, respectively).	48,462	161,957
Prepaid expenses	224,260	306,978
Inventory	130,550	164,302
Due from related parties	284,527	397,590
Total Current Assets	777,765	1,058,344

Property and equipment, net	586,671	643,872
Intangible assets, net	68,497	38,876
Operating lease right of use asset	2,204,009	2,693,984
Lease security deposit	82,718	152,157
Total Assets	$3,719,661	$4,587,233
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $183,182 and $69,746 of September 30, 2022 and December 31, 2020, respectively)	$684,054	$275,831
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $446,851 and $484,956 as of September 30, 2022 and December 31, 2021, respectively)	446,851	484,956
Due to related parties (including due to related parties without recourse to the Company of $988,040 and $532,121 as of September 30, 2022 and December 31, 2021 respectively)	1,042,888	1,263,660
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $307,778 and $293,985 as of September 30, 2021 and December 31, 2020, respectively)	796,445	765,583
Total Current Liabilities	2,970,238	2,790,030
Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $55,367 and $288,337 as of September 30, 2022 and December 31, 2021, respectively)	1,407,564	1,928,401
Total Liabilities	4,377,802	4,718,431
Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 and 118,177,885 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	119,816	118,178
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	4	4
Additional Paid in Capital	2,935,190	2,117,599
Accumulated deficit	(3,794,035)	(2,485,432)
Accumulated other comprehensive income (loss)	80,884	118,453
Total Shareholders’ Equity	(658,141)	(131,198)
Total Liabilities and Shareholders’ Equity	$3,719,661	$4,587,233

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$14,580	$98,303	$37,763	$912,103
Cost of Goods Sold	(4,980)	(25,106)	(14,046)	(310,312)
Gross Profit	9,600	73,197	23,717	601,791
Operating expenses:
Sales commissions	14	107	8,098	139,634
Employee compensation	143,862	178,872	507,388	562,705
Occupancy	177,153	168,489	735,645	467,709
Provision for doubtful accounts	(94,831)	—	(44,407)	—
Depreciation and amortization of property and equipment	3,067	3,408	9,885	9,604
Amortization of intangible assets	2,208	1,644	6,253	5,988
Other operating expenses	16,397	66,691	109,560	570,820
Total Operating Expenses	247,870	419,211	1,332,422	1,756,460
Income (loss) from operations	(238,270)	(346,014)	(1,308,705)	(1,154,669)
Other Income (Expenses)
Interest expenses	174	9,430	102	9,402
Total Other Income (Expenses)	174	9,430	102	9,402
Loss before Provision for Income Tax	(238,096)	(336,584)	(1,308,603)	(1,145,267)

Provision for Income Tax	—	—	—	—

Net loss	$(238,096)	$(336,584)	$(1,308,603)	$(1,145,267)
Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	118,698,803	118,182,332	118,356,381	118,182,332
Comprehensive income (loss)
Net loss	$(238,096)	$(336,584)	$(1,308,603)	$(1,145,267)
Foreign currency translation adjustment	12,368	(10,746)	(37,559)	72,789
Total comprehensive income (loss)	$(225,728)	$(347,330)	$(1,346,162)	$(1,072,478)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(2,485,432)	118,453	$(131,198)

Net loss for the three months ended March 31, 2022	—	—	—	—	—	(578,948)	—	(578,948)
Foreign currency adjustment	—	—	—	—	—	—	(49,977)	(49,977)

BALANCE, March 31, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,064,380)	68,476	$(760,123)
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(491,559)	—	(491,559)
Foreign currency adjustment	—	—	—	—	—	—	50	50

BALANCE, June 30, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,555,939)	68,526	$(1,251,632)
Conversion of World Precision debt	1,638,458	1,638	—	—	817,591	—	—	819,229
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(238,096)	—	(238,096)
Foreign currency adjustments	—	—	—	—	—	—	12,368	12,368

BALANCE, September 30, 2022	119,816,343	119,816	4,447	4	2,935,190	(3,794,035)	80,884	(658,141)
BALANCE, December 31, 2020	117,000,000	$117,000	—	$—	$1,991,617	$(942,994)	$1,996	$1,167,619
Capital contributions to Yubo Beijing	—	—	—	—	127,164	—	—	127,164

Reverse acquisition of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	—	—	—

Net loss for the three months ended March 31, 2021	—	—	—	—	—	(438,676)	—	(438,676)

Foreign currency translation adjustment	—	—	—	—	—	—	70,413	70,413

BALANCE, March 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(1,381,670)	$72,409	$926,520

Net loss for the three months ended June 30, 2021	—	—	—	—	—	(370,008)	—	(370,008)

Foreign currency translation adjustment	—	—	—	—	—	—	13,122	13,122

BALANCE, June 30, 2021	118,177,885	$118,178	4,447	4	2,117,599	(1,751,678)	85,531	$569,634

Net loss for the three months ended September 30, 2021	—	—	—	—	—	(336,584)	—	(336,584)

Foreign currency translation adjustment	—	—	—	—	—	—	(10,746)	(10,746)

BALANCE, September 30, 2021	118,177,885	$118,178	4,447	4	2,117,599	(2,088,262)	74,785	$222,304

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,308,603)	$(1,145,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,139	15,592
Changes in operating assets and liabilities:
Receivables	113,495	(203,511)
Prepaid expense	82,718	(259,842)
Inventory	33,752	(227,428)
Due from related parties	113,063	34,122
Lease security deposit	69,439	(971)
Accounts payable and accrued expenses	408,223	(43,695)
Customer deposits	—	(11,028)
Advances from prospective customers/distributors	(38,105)	(10,447)
Due to related parties	598,457	895,301
Net cash provided by (used in) in operating activities	88,578	(957,174)

Cash flows from investing activities:
Purchase of intangibles	(39,772)	—
Purchases of property and equipment	—	(546,682)
Net cash provided by in investing activities	(39,772)	(546,682)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	—	127,164
Net cash provided by financing activities	—	127,164

Effect of exchange rate changes	13,643	57,120

Net increase (decrease) in cash	62,449	(1,319,572)
Cash at beginning of period	27,517	1,382,525
Cash at end of period	$89,966	$62,953
Supplemental Cash Flow Information:	$	$
Income taxes paid	—	—
Interest paid	$—	$—
Non-cash Investing and Financing Activities:
Settlement of due to related party in exchange for 1,638,458 shares of Class A common stock	$819,229	$—
Operating lease right of use asset acquired	$—	$2002641

The accompanying notes are an integral part of these consolidated financial statements.

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2022 and 2021

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000• A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,531,722 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at September 30, 2022 and December 31, 2021 consist of:

	September 30, 2022	December 31, 2021
Cash	$193	$8,812
Receivables (net)	45,651	158,807
Prepaid Expenses	135,508	207,521
Inventory	130,550	164,302
Due from related parties	284,527	397,590
Property and equipment (net)	38,356	63,055
Intangible assets (net)	68,497	38,876
Operating lease right of use asset	363,145	582,322
Lease security deposit	82,780	152,219
Investment in Yubo Jingzhi (A)	210,793	236,220
Receivables from other consolidated entities (A)	323,321	287,677
Total assets	1,683,321	2,297,401

Accounts payable and accrued expenses	183,182	69,746
Advances from prospective customers/distributors	446,851	484,956
Due to related parties	988,040	532,121
Operating lease liabilities	363,145	582,322
Payables to other consolidated entities (A)	424,536	511,811
Total liabilities	2,405,754	2,180,956
Shareholders’ equity	$(722,433)	$116,445

(A) Eliminated in consolidation.

Except for $399,633 occupancy expense and $36,313 other operating expenses for the nine months ended September 30, 2022 and except for $330,929 occupancy expense and $295,645 other operating expenses for the nine months ended September 30, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2022 and September 30, 2021 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.7368 RMB for the nine months ended September 30, 2022 and $1=6.4903 RMB for the nine months ended September 30, 2021), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.1160 RMB at September 30, 2022 and $1=6.3500 RMB at December 31, 2021), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2022 and December 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At September 30, 2022, the Company had cash of $89,966 and negative working capital of $2,192,473. For the nine months ended September 30, 2022 and September 30, 2021, the Company had losses of $1,308,603 and $1,145,267 respectively.  These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Nebulizers and components	$51,174	$48,671
Oral liquid health products	75,805	41,943
Other	3,571	73,688
Total Inventory	$130,550	$164,302

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$284,527	$397,590
Total Due from Related Parties	$284,527	$397,590

(1)	Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

The due from related parties receivables are noninterest bearing and are due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Leasehold improvements	$21,023	$33,196
Construction in progress	548,316	580,816
Air conditioning equipment	19,726	22,106
Office equipment	27,372	30,675
Total property and equipment	616,437	666,793
Less accumulated depreciation and amortization	(29,766)	(22,921)
Property and equipment, net	$586,671	$643,872

For the three months ended September 30, 2022 and 2021, depreciation and amortization of property and equipment was $ 3,067 and $3,408 respectively.

For the nine months ended September 30, 2022 and 2021, depreciation and amortization of property and equipment was $ 9,885 and $9,604 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Distribution software	$34,784	$38,980
Experience center software	39,772	-
Patents acquired from related party	11,131	12,483
Total intangible assets	85,687	51,463
Less: Accumulated amortization	(17,190)	(12,587)
Intangible assets, net	$68,497	$38,876

For the three-months ended September 30, 2022 and 2021, amortization of intangible assets expense was $2,208 and $1,644, respectively.

For the nine-months ended September 30, 2022 and 2021, amortization of intangible assets expense was $6,253 and $5,988, respectively.

At September 30, 2022, the expected future amortization of intangible assets expense was:

Year ending December 31, 2022	11,438
Year ending December 31, 2023	15,546
Year ending December 31, 2024	15,546
Year ending December 31, 2025	9,659
Thereafter	16,308
Total	$68,497

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($23,446) through July 31, 2023 and RMB 176,833 ($24,850) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provides for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provides for monthly rent of RMB 299,277 ($42,057) through February 28, 2024 and RMB 317,233 ($44,580) from March 1, 2024 to February 28, 2026.

At September 30, 2022, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of September 30, 2022
Year ending December 31, 2022	$196,509
Year ending December 31, 2023	793,056
Year ending December 31, 2024	703,864
Year ending December 31, 2025	534,960
Year ending December 31, 2026	89,160
Total	$2,317,549

The operating lease liabilities totaling $2,204,009 at September 30, 2022 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $2,317,549 at September 30, 2022.

For the three-months ended September 30, 2022 and September 30, 2021, occupancy expense attributable to these two leases was $177,153 and $168,489, respectively.

For the nine-months ended September 30, 2022 and September 30, 2021, occupancy expense attributable to these two leases was $735,646 and $467,709, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Advancer 1	¥1,544,748	¥1,544,748	$217,081	$243,268
Advancer 2	550,000	550,000	77,291	86,614
Advancer 3	500,000	500,000	70,264	78,740
Advancer 4	348,000	348,000	48,904	54,803
Advancer 5	50,000	50,000	7,026	7,874
Advancer 6	50,000	50,000	7,026	7,874
Advancer 7	31,012	31,012	4,358	4,884
Advancer 8	6,000	5,680	843	894
Advancer 9	31	31	4	5
Advancer 10	100,000	-	14,054	-
	¥3,179,791	¥3,079,471	$446,851	$484,956

The related verbal agreements between Yubo Beijng and the ten advancers provide for the ten advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the ten PRC entities have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)
Ms. Huang Li (4)	$54,848	$61,492
Mr. Yang Wang (3)	404,933	92,719
Mr. Jun Wang (2)	583,107	439,449
World Precision Medicine Technology Inc. (1)	-	670,000
Total	$1,042,888	$1,263,660

(1)

World Precision Medicine Technology Inc. is controlled by Mr.. Cheung Ho Shun. Cheung Ho Shun purchased 152,284 ordinary shares of Platinum (now 1,754,997 shares of Yubo New York Class A common stock) on September 11, 2020 for $750,000 cash. On September 2, 2022, World Precision Medicine Technology, Inc. was issued 1,638,458 shares of Yubo New York Class A common stock in settlement of the Company’s due to World Precision Medicine Technology, Inc. then balance of $819,229.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(4)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 and 118,177,885 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

On September 2, 2022, the Company issued 1,638,458 shares of its class A Common stock to World Precision Medicine Technology, Inc. (“World Precision”) in settlement of a $819,229 liability due  to World Precision. See NOTE 10 – DUE TO RELATED PARTIES above.

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,405,284 (RMB 10,000,000), all of which have been paid by its shareholders as of December 31, 2021.

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

Since inception to September 30, 2022, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of September 30, 2022.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($28,078 at the 7.1160 current exchange rate at September 30, 2022). As of September 30, 2022, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021, April 14, 2022 and September 7, 2022, World Precision Medicine Technology, Inc. provided the Company additional loans of $70,000, $50,000, and $99,229, respectively. The three loans were due on demand and non-interest bearing.  In September 2022, the $819,229 loans owed to World Precision Medicine Technology Inc. were settled by conversion into 1,638,458 shares of Class A common stock at $0.50 per share. See NOTE 10 – DUE TO RELATED PARTIES and NOTE 11 – SHAREHOLDER EQUITY above.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to September 30, 2022.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to September 30, 2022.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, and $872,855 for the nine months ended September 30, 2022. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021 and a net loss of $399,630 for the nine months ended September 30, 2022. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021 and a net loss of $485 for the nine months ended September 30, 2022. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2027. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2022 and December 31, 2021

The components of deferred tax assets were as follows:

	September 30, 2022	December 31, 2021

Net operating losses carry forward	$810,436	$492,164
Valuation allowance	(810,436)	(492,194)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Income tax (benefit) at 25%	$(327,151)	$(283,317)
Net loss of Platinum	8,957	73,807
Increase in valuation allowance	318,242	209,405
Other	(48)	105
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2022 and December 31, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $70,323 at September 30, 2022). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMER

One customer accounted for 98.5% of total accounts receivable at September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 15, 2022.

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

On December 31, 2020, Platinum HK formed a new wholly owned subsidiary, Yubo Global Biotechnology (Chengdu) Co., Ltd. (“Yubo Global”).

On January 21, 2021, Yubo Beijing formed a new wholly owned subsidiary, Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd., a company organized under the laws of the PRC (“Yubo Jingzhi”).

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

Immediately prior to the Exchange Transaction, we had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares of Class A common stock previously held by Lina Liu, and as of the date hereof, our authorized capital stock consists of 120,000,000 shares of common stock, par value $.001 per share, of which 119,816,343 Class A common plus 4,447 Class B common are issued and outstanding, and 5,000,000 shares of Preferred Stock, $0.001 par value, none of which shares are issued or outstanding. Each share of Class A common stock is entitled to one vote with respect to all matters to be acted on by the stockholders; and each share of Class B common stock is entitled to five votes per share, and is convertible into one share of Class A common stock.

The VIE and China Operations

As a result of the Exchange Transaction, we became a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global and Yubo Chengdu, each a company organized under the laws of the PRC, in each of which we hold equity ownership interests, and (ii) Yubo Beijing, the VIE and the Chinese operating company that conducts the day-to-day business operations of our Company in China through contractual relationships with us and our subsidiaries, including Yubo Jingzhi and a wholly owned subsidiary of Yubo Beijing. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

 On September 11, 2020, the WFOE entered into a series of contractual arrangements with Yubo Beijing and its shareholders, allowing us, for accounting purposes only, to consolidate the financial results of Yubo Beijing in our consolidated financial statements. These agreements include:

•

Exclusive Consulting Services Agreement. Pursuant to the Exclusive Consulting Services Agreement, the WFOE agreed to provide, and Yubo Beijing agreed to accept, exclusive management services provided by the WFOE. The Exclusive Consulting Services Agreement was amended in March 2022 for the sole purpose of clarifying the fee structure under such agreement. Pursuant to the amendment, Yubo Beijing agreed to compensate the WFOE, Yubo Chengdu, for its services on an annual basis. Under the amendment, the WFOE is entitled to receive 90% of the after-tax profit from Yubo Beijing annually following the closing of Yubo Beijing’s annual accounts. In light of such arrangement, the WFOE is considered a primary beneficiary of benefits that are otherwise potentially significant to Yubo Beijing. The amendment did not change the contractual relationships that we have with Yubo Beijing. Since Yubo Beijing has not generated any after-tax profit to date, Yubo Beijing has not paid any fee to the WFOE to date.

•

Exclusive Option Agreement. Pursuant to the Exclusive Option Agreement, the shareholders of Yubo Beijing granted the WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. The WFOE may exercise the purchase option at any time.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Chengdu Wenjiang Yubo Medical Beauty Hospital Co., Ltd. accounted for approximately 98.5% of Yubo Beijing’s total accounts receivable as of September 30, 2022. Chengdu Wenjiang Yubo Medical Beauty Hospital Co., Ltd. is not a related party to us, any of our subsidiaries, or Yubo Beijing.

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

As of the date of this Quarterly Report, except as disclosed below, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. As of the date of this Quarterly Report, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from the WFOE, Yubo Chengdu, to the VIE, Yubo Beijing. On May 15, 2021, Yubo Beijing received $500,000 from Yubo Global in the form of a loan to fund Yubo Beijing’s operations. On September 15, 2021, Yubo Global received a loan of $1,538 from Yubo Beijing to supplement Yubo Global’s general working capital. See Note 10: Due to Related Parties to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report. These loans are non-interest bearing and payable on demand. While we have not to date adopted a formal cash management policy in writing, we carefully monitor the cash positions of and the fund flows between our New York holding company and each of our subsidiaries, including Yubo Chengdu, and Yubo Beijing. All such fund flows are reviewed regularly by our Chief Executive Officer and Chief Financial Officer and are subject to approval by our board.

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

 Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report.

As of September 30, 2022, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

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

Other than increasing assets and liabilities at the inception of the respective leases (See Note 8: Operating Lease Right of Use Assets and Operating Lease Liabilities to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report), ASU 2016-02 has not had a significant effect on our financial position or results of operations.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021 and for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $14,580 for the three months ended September 30, 2022, as compared to $98,303 for the three months ended September 30, 2021. Our cost of goods sold was $4,980 for the three months ended September 30, 2022, as compared to $25,106 for the three months ended September 30, 2021. Such decreases in sales and cost of goods sold were primarily due to a decrease in the sales of oral liquid health products by Yubo Beijing. As a result, our gross profit decreased from $73,197 for the three months ended September 30, 2021 to $9,600 for the three months ended September 30, 2022.

We generated sales of $37,763 for the nine months ended September 30, 2022, as compared to $912,103 for the nine months ended September 30, 2021. Our cost of goods sold was $14,046 for the nine months ended September 30, 2022, as compared to $310,312 for the nine months ended September 30, 2021. The decreases in sales and cost of goods sold were primarily due to a decrease in the sales of neublizers by Yubo Beijing. As a result, our gross profit decreased from $601,791 for the nine months ended September 30, 2021 to $23,717 for the nine months ended September 30, 2022.

Operating Expenses

Our operating expenses were $247,870 for the three months ended September 30, 2022, as compared to $419,211 for the three months ended September 30, 2021. The decrease in operating expenses was primarily due to a decrease in other operating expenses and reversal of provision for doubtful accounts.

Our operating expenses were $1,332,422 for the nine months ended September 30, 2022, as compared to $1,756,460 for the nine months ended September 30, 2021. The decrease in operating expenses was primarily due to a decrease in other operating expenses and reversal of provision for doubtful accounts, offset by an increase in occupancy expense.

Loss from Operations

Our loss from operations was $238,096 for the three months ended September 30, 2022, as compared to $346,014 for the three months ended September 30, 2021. The decrease in loss from operations  was primarily due to a decrease of $171,341 in total operating expenses.

Our loss from operations was $1,308,705 for the nine months ended September 30, 2022, as compared to $1,154,669 for the nine months ended September 30, 2021. The increase in loss from operations was primarily due to decrease in gross profit of $578,074.

 Other Income (Expense)

Our other income (expense) was $174 for the three months ended September 30, 2022, as compared to $9,430 for the three months ended September 30, 2021. The decrease in other income (expense) was primarily due to a decrease in interest income

Our other income (expense) was $102 for the nine months ended September 30, 2022, as compared to $9,402 for the nine months ended September 30, 2021. The decrease in other income (expense) was primarily due to a decrease in interest income.

Net Loss

Our net loss was $238,096 for the three months ended September 30, 2022, as compared to $336,584 for the three months ended September 30, 2021. The decrease in net loss was primarily due a decrease of $171,341 in total operating expenses.

Our net loss was $1,308,603 for the nine months ended September 30, 2022, as compared to $1,145,267 for the nine months ended September 30, 2021.  The increase in net loss was primarily due to a decrease in gross profit of $578,074.

 Liquidity and Capital Resources

As of September 30, 2022, we had cash and equivalents on hand of $89,966 and a negative working capital of $2,192,473. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. In addition, on May 6, 2021, we filed a registration statement on Form S-1 (File No. 333-255805) with the SEC in connection with an offering, on a “best efforts” basis, up to an aggregate of 5,000,000 shares of our Class A common stock at a fixed price of $0.50 per share. Such registration Statement was declared effective by the SEC on July 29, 2022.

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. See Note 3: Going Concern to our unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included elsewhere in this Quarterly Report. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2022, we had net losses of $238,096 and $1,308,603, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. See “—Going Concern” below. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the fourth quarter of 2022 through the next fiscal year. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $88,578 for the nine months ended September 30, 2022, as compared to net cash used in operating activities of $957,174 for the nine months ended September 30, 2021. The increase in cash provided by operating activities was primarily due to decreases in accounts payable and accrued expenses and due to related parties.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $39,772 for the nine months ended September 30, 2022, as compared to $546,682 for the nine months ended September 30, 2021. The decrease was primarily due to that no purchases of property and equipment were made during the nine months ended September 30, 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $nil for the nine months ended September 30, 2022, as compared to $127,164 for the nine months ended September 30, 2021. The decrease was due to that no capital contributions were made during the nine months ended September 30, 2022.

Current Liabilities

As of September 30, 2022, Yubo Beijing received an aggregate amount of $446,851 from ten PRC entities. The related verbal agreements provide for the ten entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the ten PRC entities have the right to request the return of their advances.

Shareholder Loans

In May and November 2021 and April and September 2022, we entered into several verbal loan agreements with World Precision Medicine Technology Inc. (“World Precision”), a company owned and controlled by Mr. Cheung Ho Shun, our existing shareholder, which provided the Company with working capital loans of an aggregate principal amount of $819,229. Such loans have been settled by our issue of an aggregate of 1,638,458 new shares of our Class A common stock to World Precision in September 2022. The shares were issued pursuant to our registration statement on Form S-1 (File No. 333-255805), which was declared effective by the SEC on July 29, 2022. As of the date of this Quarterly Report, Mr. Cheung Ho Shun is the beneficial owner of an aggregate of 7,121,458 shares of our Class A common stock, representing approximately 5.9% of the total shares of such class issued and outstanding.

 As of September 30, 2022, we also had payables due to Mr. Yang Wang, our director, in the amount of $404,933, to Mr. Jun Wang, our director, President and Chief Executive Officer, in the amount of $583,107, and to Mr. Huang Li, our indirect shareholder, in the amount of $54,848.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2022, we had net losses of $238,096 and $1,308,603, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (2)
3.2	Bylaws of Registrant (1)
10.1	Securities Purchase Agreement, dated September 2, 2022, by and between the Company and World Precision Medicine Technology Limited (3)
10.2	Stock Purchase Agreement, dated September 23, 2022, by and among Focus Draw Group Limited, Yubo International Biotech Limited and World Precision Medicine Technology Limited (4)
10.3	Stock Purchase Agreement, dated September 23, 2022, by and among Focus Draw Group Limited, Yubo International Biotech Limited and Xu Xiuqun (4)
10.4	Stock Purchase Agreement, dated September 23, 2022, by and among DragonCloud Technology Limited, Yubo International Biotech Limited and Xu Xiuqun (4)
10.5	Stock Purchase Agreement, dated September 23, 2022, by and among DragonCloud Technology Limited, Yubo International Biotech Limited and Sun Weitao (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

____________

(1)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and is incorporated herein by reference.
(2)	Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on April 13, 2021, and is incorporated herein by reference.
(3)

Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on September 9, 2022, and is incorporated herein by reference. Certain portions of this exhibit containing personally identifiable information have been redacted.

(4)

Included as an exhibit to our Current Report on Form 8-K filed by the Company with the SEC on November 10, 2022, and is incorporated herein by reference. Certain portions of this exhibit containing personally identifiable information have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: November 16, 2022	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 16, 2022	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

