Form 10-K
period 2022-12-31
Yubo International Biotech Ltd
filed 2023-04-14
CIK 895464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number 0-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact Name of Registrant as Specified in its Charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, China	100034
(Address of principal executive offices)	(Zip Code)

Registrant’s  telephone number, including area code: +86 (040) 0677-6010

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

  Class A common stock, par value $0.001 per share

  (Title of Class)

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the Class A common stock on the OTC Markets on June 30, 2022, was approximately $71,937.

As of April 13, 2023, 119,816,343 shares of Class A common stock, $0.001 par value, and 4,447 shares of Class B common stock, $0.001 par value, of the Registrant were outstanding.

i

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K (this “Annual Report”) that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Item 1A. Risk Factors” including, without limitation, risks relating to:

•	the results of Yubo Beijing’s (as defined herein) research and development activities relating, in particular, to stem cell related technologies;

•	the early stage of Yubo Beijing’s product candidates presently under development;

•	the need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

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

ii

PART I

Item 1. Business.

In this Annual Report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and New York corporation, formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong (“Platinum HK”), and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the “WFOE”).  The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, and, through contractual arrangements with , the Chinese operating company.

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

Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual relationships with us. Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Name Change

Effective December 4, 2020, we changed our corporate name from Magna-Lab, Inc. to Yubo International Biotech Limited under the stock symbol “YBGJ”.

Reverse Merger

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

Yubo Beijing was founded on June 14, 2016 under the laws of the PRC, and has its headquarters located at room 105, building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC 100034.

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

Platinum HK was established on May 4, 2020 under the laws of Hong Kong as a limited liability company. Platinum HK acquired all of the outstanding stock of Yubo Chengdu on September 11, 2020.

Yubo Chengdu was established on September 4, 2020, under the laws of the PRC. Yubo Chengdu is a wholly owned subsidiary of Platinum HK, and therefore, Yubo Chengdu is a wholly foreign owned enterprise.

On December 31, 2020, Platinum HK formed a new wholly-owned subsidiary, Yubo Global Biotechnology (Chengdu) Co., Ltd. (“Yubo Global”).

On January 21, 2021, Yubo formed a new wholly-owned subsidiary, Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”).

Immediately prior to the Exchange Transaction, we had 117,875,323 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding. Immediately after the Exchange Transaction and the surrender and cancellation of 116,697,438 shares of Class A common stock previously held by Lina Liu, we had 118,177,885 shares of Class A common stock and 4,447 shares of Class B common stock issued and outstanding.

The VIE and China Operations

As a result of the Exchange Transaction, we became a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Jingzhi, Yubo Global, and the WFOE, in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as descried in this Annual Report. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

We manage Yubo Beijing through the WFOE. On September 11, 2020, the WFOE entered into a series of contractual arrangements with Yubo Beijing and its shareholders, allowing us to exercise effective control over Yubo Beijing. These agreements include:

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

•

Exclusive Option Agreement. Pursuant the Exclusive Option Agreement, the Yubo Beijing Shareholders granted the WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. The WFOE may exercise the purchase option at any time.

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

The following diagram illustrates our corporate structure, including Yubo Beijing, as of the date of this Annual Report:

Business Strategy

Yubo Beijing plans to build a first-class stem cell storage facility, which we believe, will be the first global bank of endometrial stem cells. Yubo Beijing also intends to develop and expand its current product line, to include a series of endometrial stem cells light application technology and medical-grade cell therapeutic products for health management, innovative medicine, anti-aging treatments, clinical transformation and other application fields. We believe Yubo Beijing’s existing technology and leadership position in stem cell processing will drive significant future growth for the company.

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

We expect that Yubo Beijing will complete the first stage of building the stem cell bank, which mainly consists of tenant improvement and equipment procurement, by June 2024. Yubo Beijing may begin recruiting qualified donors after the completion of the first stage when the stem cell bank becomes operational. The stem cell bank is expected to be fully operational at its designed capacity by 2026.

Light Application Products

Yubo Beijing’s current commercialized light application products include the following:

•

Respiratory atomization products (nebulizers): include lung regulating essence, which is applied through an atomizer and formulated on the basis of multiple growth factors rich in the polypeptide of cell technology such as FGF, EGF, VEGF, etc. to repair and cure the lungs. These products can enhance the regeneration of lung stem cells, inhibit apoptosis of normal lung cells, improve immunity, relieve dry and astringent foreign body sensation, and relieve chest tightness, chest pain, wheezing, breathing difficulties and other symptoms. Yubo Beijing launched the respiratory atomization products in April 2020. The respiratory atomization products are sold in Guangdong, Shandong, Hebei, Henan, Chongqing and Sichuan provinces. The customer base for these products mainly includes middle class and above population with respiratory system diseases or weaknesses, or low immunity.

•

Cell basidiomycetes compound drink/beverage: This product is registered as beverage. Based on cellular immunology, combined with traditional Chinese medicine theories and natural plant extracts such as basidiomycetes, red ginseng and polygonatum, it has the benefits of rapid activation of immune cells, regulation of immune system, anti-tumor, anti-virus, hypoglycemic and anti-oxidation. Yubo Beijing launched the cell basidiomycetes compound drink in February 2021. Yubo Beijing is currently promoting this product to cover more regional markets. The customer base for this drink mainly includes middle class and above population who are recovering from major epidemic diseases or with low immunity.

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

According to a market research conducted by Shenzhen Forward Industry Research Institute in 2021, there were approximately 77,990 companies engaged in stem cell collection and storage, research and development, and application in China The application of stem cell products mainly include treatment of disease, organ transplantation, and aesthetic medicine. Due to Yubo Beijing’s unique core technology, we believe there is no company in China whose main business is endometrial stem cell storage. At present, we believe no companies mainly engage in cell light application products and have product lines similar to Yubo Beijing’s products.

Some of Yubo Beijing’s key competitors are:

•

Global Cord Blood (NYSE: CO) currently focuses on private storage of neonatal cord blood and is the largest company engaged in such business in China, with annual revenue of more than RMB1.2 billion in 2021, according to its annual report for the fiscal year ended March 31, 2022.

•

VCANBIO CELL&GENE (SHA: 600645): its main products include cell preparation and storage, genetic testing, etc. Its revenue in 2021 was approximately RMB1.5 billion according to their annual report for the fiscal year ended December 31, 2021.

Employees

Yubo Beijing employs 20 employees at its headquarters, located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC as of the date of this Annual Report. Yubo Beijing’s employees include three executive officers, two financial department personnel, two administrative management personnel, six R&D and product personnel, six planning and marketing personnel, and one person in IT management.

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

Covid-19 and the U.S’s and China’s responses to the pandemic have significantly affected the economy. There are no comparable events that provide guidance as to the ultimate effect the Covid-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the effects on the economy, the markets we serve, our business, or our operations.

Corporate Information

Our principal executive offices are located at room 105, building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC 100034. Our telephone number is +86 (040) 0677-6010. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. You should not consider any information on our website to be part of this Annual Report or in decides whether to purchase our securities. We have included our website address in this Annual Report solely for informational purposes.

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

To comply with PRC laws and regulations, we conduct our stem cell bank and endometrial stem cell bank business in China through the VIE, Yubo Beijing. We, through the WFOE, our wholly owned subsidiary in China, entered into a series of contractual arrangements with the VIE and its ultimate shareholders, in order to (i) exercise effective management over the VIE, (ii) receive substantially all of the economic benefits of the VIE, and (iii) have an exclusive option to purchase all or part of the equity interests in the VIE when and to the extent permitted by PRC law. As a result of these contractual arrangements, we are deemed, for accounting purpose only, the primary beneficiary of the VIE and hence consolidate its financial results under GAAP. Although the structure we have adopted is consistent with long-standing practice in certain industries, is also adopted by some of our peers in China, and our contractual agreements with Yubo Beijing have not been tested in a court of law, the PRC government may not agree that these arrangements comply with PRC license, registration or other regulatory requirements, with existing policies, or with requirements or policies that may be adopted in the future. The VIE hold the licenses, approvals and key assets that are essential for the operations and we, as a U.S. holding company, do not have any direct business operations in China, nor do we have any title to or ownership interest in such licenses, approvals and key assets.

We believe: (i) the ownership structures of the VIE in China currently do not result in any violation of the applicable PRC laws or regulations currently in effect, and (ii) subject to the risks as disclosed in the section headed “Risk Factors—Risks Relating to Our Corporate Structure”, the contractual arrangements between the WFOE, the VIE and its respective equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and do not violate any applicable PRC laws, rule or regulation currently in effect. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure violates PRC laws and regulations. Thus, we cannot assure you that the PRC government will ultimately take a view that the VIE structure does not violate PRC laws or regulations. If we are found in violation of any PRC laws or regulations or if the contractual arrangements among the WFOE, the VIE and its respective equity holders are determined as illegal or invalid by any PRC court, arbitral tribunal or regulatory authorities, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation:

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

We currently conduct a substantial portion of our business primarily through our contractually arrangements with the PRC operating entity, Yubo Beijing. PRC laws and regulations govern Yubo Beijing’s operations in the PRC. The PRC operating entity is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises (the “WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of the PRC operating entity, because we do not directly own such PRC operating entity, we may encounter problems enforcing our rights to manage the business affairs and day-to-day business operations of such entity. If we find it necessary to take legal action in the PRC to enforce our rights under our contracts with the PRC operating entity, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in PRC.

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

We have no equity ownership interest in Yubo Beijing as we rely on the contractual arrangements of the VIE agreements to operate Yubo Beijing. These contractual arrangements may not be as effective in providing management over Yubo Beijing as direct ownership. For example, Yubo Beijing could fail to take actions required for the business or fail to pay amounts owed under the contracts to the WFOE despite its contractual obligation to do so. If Yubo Beijing fails to perform its obligation under the VIE agreements, we may have to rely on legal remedies under PRC law, which may not be effective.

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

Regulatory requirements on cybersecurity, data security and data privacy in China are constantly evolving and can be subject to varying interpretations or significant changes, resulting in uncertainties about the scope of Yubo Beijing’s responsibilities in that regard. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect from September 1, 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators (“CIIOs”), and provided that CIIOs who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On December 28, 2021, the Cyberspace Administration of China (“CAC”) published the revised Measures for Cybersecurity Review (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks for “foreign” listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; and (ii) as of the date of this Annual Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a CIIO or requiring us to go through cybersecurity review or similar government reviews. That being said, considering that the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security”, and that the revised CRM is new, it is uncertain whether the competent government authorities will deem that Yubo Beijing’s data processing activities may affect national security and thus initiating the cybersecurity review against Yubo Beijing’s businesses, and whether the competent government authorities, including the CAC, will adopt new laws, regulations or rules related to the revised CRM subjecting Yubo Beijing or its business to the cybersecurity review. We cannot guarantee, however, that we will not be subject to the cybersecurity review in the future. If a cybersecurity review is determined to apply to us in the future, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure of cybersecurity, data privacy and data security compliance which may be identified during any of such cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

On August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect in November 2021. The PIPL provides that any entity involving processing of personal information (“PI Handler”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The PIPL further provides that a PI Handler shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Notably, in case of cross-border transfer of personal information, the PIPL requires the PI Handler to either (i) complete a mandatory security assessment by CAC, (ii) complete the personal information protection certification (the “PIPC”) by a certification institution designated by the CAC, or (iii) conclude a standard contract provided by CAC with the foreign recipients.

On July 7, 2022, the CAC promogulated the Outbound Data Transfer Security Assessment Measures (the “Measures”), which became effective on September 1, 2022. According to the Measures, a PI Handler should declare a mandatory security assessment for its outbound data transfer to the CAC through the local provincial cyberspace administration under the following circumstances (i) where such PI Handler provides critical data outside the territory of the PRC, (ii) where the PI Handler being a CIIO or processing the personal information of more than one million individuals provides personal information outside the territory of the PRC, (iii) where a PI Handler has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total outside the territory of the PRC since January 1 of the previous year; or (iv) other circumstances prescribed by the CAC for which declaration for security assessment for cross-border data transfers is required. Considering that (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; (ii) as of the date of this Annual Report, Yubo Beijing has not received any notice or determination from applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, or as a processor of critical data, and (iii) since January 1, 2022, Yubo Beijing has not provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals outbound accumulatively, we do not believe we are currently obliged to declare a mandatory security assessment under the Measures. However, according to the draft version of the PRC national standard “Information security technology—Guideline for identification of critical data” dated January 2022, information related to human genetic resources might fall into the scope of critical data. Although this national standard has not released its final version and become effective yet, if we are deemed to be a PI Handler providing critical data outbound in the future, we might be subject to the mandatory security assessment as mentioned above.

On November 4, 2022, the CAC and the State Administration for Market Regulation (the “SAMR”) jointly issued the Notification on the Implementation of Personal Information Protection Certification, formally initiating the mechanism of PIPC. In parallel, on December 16, 2022, the National Information Security Standardization Technical Committee released an updated version of the Guidance on Network Security Standardized Practice – Specification for Certification of Personal Information Cross-Border Processing Activities, which provides the general principles and detailed requirements for cross-border PIPC.

On February 22, 2023, the CAC published the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which will be effective on June 1, 2023. A PI Handler may choose either (i) to complete a PIPC, or (ii) to conclude a PRC Standard Contract with a foreign recipient and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer of personal information, as long as not falling into the circumstances required for a mandatory security assessment as mentioned above.

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. Considering that (i) Yubo Beijing has not provided the personal information collected and gathered in its business outside the territory of China, (ii) our Company do not have the access to the personal information gathered by Yubo Beijing, based on our understanding of current PRC laws and regulations, we are not subject to the regulations over the cross-border transfer of personal information so far. However, given that the national security legal framework imposes stricter data localization and protection requirements on personal information and human health-related data in recent years, we might need to maintain the data and personal information collected and generated in our business in mainland China, enter into standard contracts with the overseas recipients of any personal information processed by us (if any), conduct self-assessments, undergo security assessments, or even obtain the requisite approvals from the Chinese government if the transmission of such information and data outside of mainland China is needed, which could significantly increase our operating costs or cause delays or disruptions in our business operations. Furthermore, if Yubo Beijing does not take measures to review and improve its mechanisms in protecting personal information, failure of personal information protection compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

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

The Holding Foreign Companies Accountable Act, or the HFCA Act, and the relevant regulations are evolving quickly. Further implementations and interpretations to the HFCA Act or the relevant regulations, or a PCAOB’s determination that it is lack of sufficient access to inspect or investigate completely our auditor, could result in regulatory risks to and limitations on us, and you may be deprived of the benefits of such inspection and our stocks could be delisted from the stock exchange pursuant to the HFCA Act.

As an auditor of companies that are registered with the SEC and publicly traded in the United States and a firm registered with the Public Company Accounting Oversight Board (the “PCAOB”), our auditor is required under the laws of the United States to undergo regular inspections by the PCAOB to assess their compliance with the laws of the United States and professional standards. Although most of our operations are based in China, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022, our U.S. auditor is currently inspected by the PCAOB.

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

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply minimum offering size requirement for companies primarily operating in “Restrictive Market”, (ii) adopt a new requirement relating to the qualification of management or board of director for Restrictive Market companies, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditors.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was signed into law on December 29, 2022. the AHFCAA amended the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three years.

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

On December 16, 2021, PCAOB announced the PCAOB Holding Foreign Companies Accountable Act determinations (the “2021 PCAOB Determinations”) relating to the PCAOB’s inability to inspect or investigate completely registered public accounting firms headquartered in mainland China of the PRC or Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in the PRC or Hong Kong.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the CSRC and the Ministry of Finance of the PRC (the “MOF”). The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

The PCAOB reassessed the 2021 PCAOB Determinations that the positions taken by PRC authorities prevented the PCAOB from inspecting and investigating in mainland China and Hong Kong completely. The PCAOB sent its inspectors to conduct on-site inspections and investigations of firms headquartered in mainland China and Hong Kong from September to November 2022.

On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the MOF, the PCAOB will make determinations under the HFCAA as and when appropriate. We cannot assure you whether Nasdaq or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to the audit of our financial statements. There is a risk that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, and that the PCAOB may re-evaluate its determinations as a result of any obstruction with the implementation of the Protocol. Such lack of inspection or re-evaluation could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities. In addition, under the HFCAA as amended by the AHFCAA, our securities may be prohibited from trading on the Nasdaq or other U.S. stock exchanges if our auditor is not inspected by the PCAOB for two consecutive years, and this ultimately could result in our common stock or ordinary shares being delisted by and exchange.

Such recent developments would add uncertainties to our listing and any future offering and we cannot assure you whether the SEC, the PCAOB, Nasdaq, or other regulatory authorities would apply additional and more stringent criteria to us. It remains unclear what further actions the SEC, the PCAOB or Nasdaq will take to address these issues and what impact those actions will have on U.S. companies that have significant operations in the PRC and have securities listed on a U.S. stock exchange (including a national securities exchange or over-the-counter stock market). In addition, any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could create some uncertainty for investors, the market price of our common stock or ordinary shares could be adversely affected, and we could be delisted if we and our auditor are unable to meet the PCAOB inspection requirement or being required to engage a new audit firm, which would require significant expense and management time. If trading in our ordinary shares is prohibited under the HFCA Act in the future because the PCAOB determines that it cannot inspect or fully investigate our auditor at such future time, Nasdaq may determine to delist our common stock or ordinary shares. If our common stock or ordinary shares are unable to be listed on another securities exchange by then, such a delisting would substantially impair your ability to sell or purchase our ordinary shares when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our common stock or ordinary shares.

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

Relevant PRC laws and regulations permit the PRC companies to pay dividends only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Additionally, our PRC subsidiaries and Yubo Beijing can only distribute dividends upon approval of the shareholders after we have met the PRC requirements for appropriation to the statutory reserves. As a result of these and other restrictions under the PRC laws and regulations, our PRC subsidiaries and Yubo Beijing are restricted to transfer a portion of their net assets to us either in the form of dividends, loans or advances. Even though we currently do not require any such dividends, loans or advances from the PRC subsidiaries or Yubo Beijing for working capital and other funding purposes, we may in the future require additional cash resources from our PRC subsidiaries or Yubo Beijing due to changes in business conditions, to fund future acquisitions and developments, or merely declare and pay dividends to or distributions to our shareholders. See “Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities—Dividends and Other Distributions” for a diagram illustrating the typical cash flow among our main subsidiaries, the WFOE, and Yubo Beijing, the VIE.

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

We expect our existing cash will be sufficient to fund our capital requirements through 2023, and we currently plan to raise additional capital in 2024. In addition, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. In addition, you may experience further dilution to the extent that shares of our Class B common stock are issued and sold to raise capital. As of the date of this Annual Report, we have authorized 3,750,000 shares of Class B common stock, at a par value of $0.001 per share, of which 4,447 shares of Class B common stock were issued and outstanding. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our dual-class voting structure will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A common stock may view as beneficial.

Our authorized common stock is divided into Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to five votes per share. Each share of Class B is convertible into one share of Class A common stock upon notice of the holder, while Class A common stock is not convertible into Class B common stock under any circumstances. As of the date of this Annual Report, we have authorized (i) 1,000,000,000 shares of Class A common stock, of which 119,816,343 shares were issued and outstanding, and (ii) 3,750,000 shares of Class B common stock, of which 4,447 shares were issued and outstanding. Currently, the holder of Class A common stock will have the ability to control matters requiring shareholders’ approval, including any amendment of our memorandum and articles of association. However, any future issuances of Class B common stock may be dilutive to the voting power of holders of Class A common stock. Any conversions of Class B common stock into Class A common stock may dilute the percentage ownership of the existing holders of Class A common stock within their class of ordinary shares.

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

We have a total of 1,000,000,000 shares of Class A common stock and 3,750,000 shares of Class B common stock authorized for issuance and up to 5,000,000 shares of preferred stock with the rights, preferences and privileges that our Board may determine from time to time. As of the date of this Annual Report, we had 119,816,343 shares of issued and outstanding Class A common stock, 4,447 shares of issued and outstanding Class B common stock, and no outstanding preferred stock. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended (the “Securities Act”), may significantly and negatively affect the prevailing market price for our common stock.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 3: Going Concern to our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Yubo Beijing’s headquarters are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC and consist of approximately 746 square meters of office space. The lease for Yubo Beijing’s headquarters had an initial term of two years and four months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of two years and eight months from December 1, 2021 to July 31, 2024. The lease also provides for quarterly rent and management fees totaling RMB166,845  (approximately $24,180 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022) during the initial term of the lease, subject to increase thereafter.

Effective March 1, 2021, we, through Yubo Global, entered into a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of five years from March 1, 2021 to February 28, 2026. The lease also provided for payments of monthly rent to the landlord of approximately RMB300,000 (approximately $299,277 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022). On August 31, 2021, the lease agreement was terminated by mutual agreement of the parties.

Effective September 1, 2021, Yubo Jingzhi entered into a lease agreement with Sichuan Anyi Hengke Tech Co., Ltd. to rent approximately 1,282 square meters of laboratory space in Chengdu, China. The lease provides for a lease term from September 1, 2021 to February 28, 2026. The monthly rent payment under the lease is RMB55,141 (approximately $7,991 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022) from September 1, 2021 to February 28, 2024 and will be increased to RMB58,449 (approximately $8,471 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022) from March 1, 2024 to February 28, 2026.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the OTC Marketplace under the symbol “YBGJ.” Previously, it traded under the symbol “MAGAA” until December 4, 2020. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On April 13, 2023, the last reported sale price of our Class A common stock on the OTC Marketplace was $0.09 per share.

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

Quarter Ended	High	Low
April 1, 2023 through April 13, 2023	$0.09	$0.09
March 31, 2023	$0.10	$0.07
December 31, 2022	$0.14	$0.08
September 30, 2022	$0.17	$0.06
June 30, 2022	$0.21	$0.07
March 31, 2022	$0.43	$0.23
December 31, 2021	$0.50	$0.22
September 30, 2021	$1.10	$0.39
June 30, 2021	$1.30	$0.23
March 31, 2021	$3.98	$1.23
December 31, 2020	$3.47	$0.40
September 30, 2020	$0.72	$0.25
June 30, 2020	$0.37	$0.11
March 31, 2020	$0.15	$0.11

There is no established public trading market for our Class B common stock.

Holders of Record

As of the date of this Annual Report, there were approximately 448 Class A common stockholders and 37 Class B common stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends and Other Distributions

We are a holding company, and we may rely on dividends and other distributions on equity paid by our subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or holders of our Class A common stock or to service any debt we may incur. The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE, and Yubo Beijing, the VIE.

As of the date of this Annual Report, except as disclosed below, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. As of the date of this Annual Report, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from the WFOE, Yubo Chengdu, to Yubo Beijing. On May 15, 2021, Yubo Beijing received $500,000 from Yubo Global in the form of a loan to fund Yubo Beijing’s operations. On September 15, 2021, Yubo Global received a loan of $1,538 from Yubo Beijing to supplement Yubo Global’s general working capital. See Note 10: Due to Related Parties to our audited consolidated financial statements for the years ended December 31, 2022 and 2021. These loans are non-interest bearing and payable on demand. While we have not to date adopted a formal cash management policy in writing, we carefully monitor the cash positions of and the fund flows between our New York holding company and each of our subsidiaries, including Yubo Chengdu, and Yubo Beijing. All such fund flows are reviewed regularly by our Chief Executive Officer and Chief Financial Officer and are subject to approval by our Board.

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

Purchase of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2022 and 2021 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

For the years ended December 31, 2022 and 2021

Sales

Yubo Beijing’s sales were $104,283 for the year ended December 31, 2022, as compared to $1,244,373 for the year ended December 31, 2021. The decrease in sales was due to the decreases in sales of nebulizers by Yubo Beijing. One customer accounted for approximately 37% of the total sales of Yubo Beijing for the year ended December 31, 2022.

Cost of Goods Sold

The cost of goods sold was $51,631 for the year ended December 31, 2022, as compared to $423,726 for the year ended December 31, 2021. The decrease in cost of goods sold was due to the decrease in sales of nebulizers by Yubo Beijing.

Gross Profit

Our gross profit was $52,652 for the year ended December 31, 2022, as compared to $820,647 for the year ended December 31, 2021. The decrease in gross profit was due to the decrease in sales of nebulizers by Yubo Beijing.

Operating Expenses

Our operating expenses were $1,205,223 for the year ended December 31, 2022, as compared to $2,373,512 for the year ended December 31, 2021. Our operating expenses decreased in 2022 primarily as result of decreases in occupancy expense and other operating expenses.

Loss from Operations

Our loss from operations was $(1,205,223) for the year ended December 31, 2022, as compared to $(1,542,438) for the year ended December 31, 2021, primarily due to the decrease in operating expenses, as partially offset by the decrease in gross profit.

Other Income

Our other income was $229 for the year ended December 31, 2022, as compared to $427 for the year ended December 31, 2021. The decrease in other income was primarily due to decrease in interest income.

Net Loss

Our net loss was $(1,204,994) for the year ended December 31, 2022, as compared to $(1,542,438) for the year ended December 31, 2021. The decrease in net loss was primarily due to the decrease in operating expenses, as partially offset by the decrease in gross profit.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents on hand of $18,220 and a negative working capital of $(1,773,467). Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2023. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in 2024. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

On September 2, 2022, we entered into a Securities Purchase Agreement with World Precision Medicine Technology Limited (“World Precision”), as further amended by an Amendment to Securities Purchase Agreement, effective as of September 2, 2022, by and between us and World Precision (as amended, the “Securities Purchase Agreement”), pursuant to which we agreed to sell and issue to World Precision an aggregate of 1,638,458 shares of Class A common stock at $0.50 per share, for gross proceeds of $819,229. Such proceeds were used to settle the entire outstanding principal balances and accrued interest, if any, of all of the loans between us, as borrower, and the World Precision, as lender, in an aggregate amount of $819,229. This offer and sale of shares of our Class A common stock have been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (Registration No. 333-255805), which was declared effective by the U.S. Securities and Exchange Commission on July 29, 2022.

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

We expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $68,233 for the year ended December 31, 2022, as compared to net cash used in operating activities of $(1,020,861) for the year ended December 31, 2021. The increase in cash provided by operating activities was primarily due to decreases in accounts payable and accrued expenses and due to related parties.

Net cash used in investing activities

Net cash used in investing activities was $39,772 for the year ended December 31, 2022, as compared to $564,718 for the year ended December 31, 2021. The decrease in net cash used in investing activities was primarily due to that no purchase of property or equipment was made in 2022.

Net cash provided by financing activities

Net cash provided by financing activities was $nil for the year ended December 31, 2022, as compared to $127,164 for the year ended December 31, 2021. The decrease in net cash provided by financing activities was primarily due to that no capital contribution was made in 2022.

Going Concern

The audited financial statements for the fiscal year ended December 31, 2022 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Current Liabilities

As of December 31, 2022, Yubo Beijing received an aggregate amount of RMB3,173,791 (approximately $478,788 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022) from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances.

We also had certain short-term borrowings from our directors totaling $1,113,617 as of December 31, 2022, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under certain operating leases. The following table sets forth our principal commitments as of December 31, 2022:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$832,803	$419,062	$413,741	$—	$—

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

Item 8. Financial Statements and Supplementary Data.

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yubo International Biotech Limited  (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended December 31, 2022 and December 31, 2021 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and cash flows for the years ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

April 14, 2023

We have served as the Company’s auditor since 2020.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2022	2021

ASSETS
Current assets
Cash	$18,220	$27,517
Receivables	51,932	161,957
Prepaid expenses	64,253	306,978
Inventory	322,173	164,302
Due from related parties	293,434	397,590
Total Current Assets	750,012	1,058,344

Property and equipment, net	616,652	643,872
Intangible assets, net	67,679	38,876
Operating leases right of use assets	790,499	2,693,984
Lease security deposits	123,709	152,157
Total Assets	$2,348,551	$4,587,233
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $276,325 and $69,746 of December 31, 2022 and December 31, 2021, respectively)	$549,838	$275,831
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $459,970 and $484,956 as of December 31, 2022 and December 31, 2021, respectively)	459,970	484,956
Due to related parties (including due to related parties without recourse to the Company of $1,057,052 and $532,121 as of December 31, 2022 and December 31, 2021 respectively)	1,113,617	1,263,660
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $316,185 and $293,985 as of December 31, 2022 and December 31, 2021, respectively)	400,054	765,583
Total Current Liabilities	2,523,479	2,790,030

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $122,976 and $288,337 as of December 31, 2022 and December 31, 2021, respectively)	390,445	1,928,401
Total Liabilities	2,913,924	4,718,431

Commitments and contingencies		—

Shareholders' Equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 and 118,177,855 issued and outstanding at December 31, 2022 and December 31, 2021.	119,816	118,178
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2022 and December 31, 2021.	4	4
Additional Paid in Capital	2,935,190	2,117,599
Accumulated deficit	(3,690,426)	(2,485,432)
Accumulated other comprehensive income (loss)	70,043	118,453
Total Shareholders' Equity	(565,373)	(131,198)
Total Liabilities and Shareholders' Equity	$2,348,551	$4,587,233

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

	Year ended December 31,
	2022	2021

Revenue
Sales	$104,283	$1,244,373
Cost of Goods Sold	(51,631)	(423,726)
Gross Profit	52,652	820,647
Operating expenses:
Sales commissions	9,582	182,369
Employee compensation	674,720	681,918
Occupancy	362,346	628,656
Provision for doubtful accounts	(45,130)	46,854
Depreciation and amortization of property and equipment	18,098	13,222
Amortization of intangible assets	9,439	8,180
Other operating expenses	228,820	802,313
Total Operating Expenses	1,257,875	2,363,512
Income (loss) from operations	(1,205,223)	(1,542,865)

Other Income (Expenses)
Interest income (expense)	229	427
Total Other Income (Expenses)	229	427

Loss before Provision for Income Tax	(1,204,994)	(1,542,438)

Provision for Income Tax	—	—

Net loss	$(1,204,994)	$(1,542,438)
Net loss per share basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	118,721,045	118,130,820

Comprehensive income (loss)
Net loss	$(1,204,994)	$(1,542,438)
Foreign currency translation adjustment	(48,410)	116,457
Total comprehensive income (loss)	$(1,253,404)	$(1,425,981)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2020	117,000,000	$117,000	—	$—	$1,991,617	$(942,994)	$1,996	$1,167,619

Capital contribution to Yubo Beijing	—	—	—	—	127,164	—	—	127,164

Reverse acquisitions of Yubo International Biotech Limited by Platinum International Biotech Co. Ltd.	1,177,885	1,178	4,447	4	(1,182)	—	—	(0)

Net loss for the year ended December 31, 2021	—	—	—	—	—	(1,542,438)	116,457	(1,425,981)

Foreign currency adjustment	—	—	—	—	—	—	—	—

BALANCE, December 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(2,485,432)	118,453	$(131,198)

Conversion of World Precision debt	1,638,458	1,638	—	—	817,591	—	—	819,229

Net loss for the year ended December 31, 2022	—	—	—	—	—	(1,204,994)	—	(1,204,994)

Foreign currency adjustment	—	—	—	—	—	—	(48,410)	(48,410)

BALANCE, December 31, 2022	119,816,343	$119,816	4,447	4	2,935,190	(3,690,426)	70,043	$(565,373)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	Year ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,204,994)	$(1,542,438)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,537	21,401
Write off of patent expense	—	7,683
Changes in operating assets and liabilities:
Receivables	110,025	(159,641)
Prepaid expense	242,725	(279,818)
Inventory	(157,871)	(97,157)
Due from related parties	104,156	32,058
Lease security deposit	28,448	(65,346)
Accounts payable and accrued expenses	274,007	174,656
Customer deposits	—	(11,028)
Advances from prospective customers/distributors	(24,986)	(272,940)
Due to related parties	669,186	1,171,709
Net cash provided by (used in) operating activities	$68,233	$(1,020,861)

Cash flows from investing activities:
Purchases of intangibles	(39,772)	—
Purchases of property and equipment	—	(564,718)
Net cash used in investing activities	(39,772)	(564,718)

Cash flows from financing activities:
Capital Contributions to Yubo Beijing	—	127,164
Net cash provided by financing activities	—	127,164

Effect of exchange rate changes	(37,758)	103,408

Net increase (decrease) in cash	(9,297)	(1,355,007)
Cash at beginning of period	27,517	1,382,524
Cash at end of period	$18,220	$27,517
Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$—	$—
Non-cash Investing Activities:
Settlement of due to related party in exchange for 1,638,458 shares of Class A common stock	819,229	—
Operating lease right of use asset acquired	$—	$3,174,930

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

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

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021 and 2022, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,449,275 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

On September 11, 2020, our wholly-owned subsidiary, Yubo Chengdu, entered into the following contractual arrangements with Yubo Beijing and the shareholders of Yubo Beijing (the “Yubo Shareholders”), as applicable, each of which is enforceable and valid in accordance with the laws of the PRC:

Exclusive Consulting Services Agreement

Pursuant to the Exclusive Consulting Services Agreement among Yubo Beijing, Yubo WFOE, and the Yubo Shareholders, Yubo WFOE agrees to provide, and Yubo Beijing agrees to accept, exclusive management services provided by Yubo WFOE. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Yubo Beijing. The Exclusive Consulting Services Agreement will remain in effect until the acquisition of all assets or equity of Yubo Beijing by Yubo WFOE is complete (as more fully described in the Exclusive Purchase Option Agreement below).

Exclusive Purchase Option Agreement

Under the Exclusive Option Agreement among Yubo Beijing, Yubo WFOE, and the Yubo Shareholders, the Yubo Shareholders granted Yubo WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. Yubo WFOE may exercise the purchase option at any time.

Equity Pledge Agreement

Under the Equity Pledge Agreement among Yubo WFOE and the Yubo Shareholders, the Yubo Shareholders pledged all of their equity interests in Yubo Beijing, including the proceeds thereof, to guarantee all of Yubo WFOE’s rights and benefits under the Exclusive Consulting Services Agreement and the Exclusive Option Agreement. Prior to termination of this Equity Pledge Agreement, the pledged equity interests cannot be transferred without Yubo WFOE’s prior consent. The Yubo Shareholders covenants to Yubo WFOE that among other things, it will only appoint/elect the candidates for the directors of Yubo Beijing nominated by Yubo WFOE.

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at December 31, 2022 and December 31, 2021 consist of:

	December 31, 2022	December 31 2021
Cash	$3,922	$8,812
Receivables (net)	624	158,807
Prepaid Expenses	52,804	207,521
Inventory	322,173	164,302
Due from related parties	293,434	397,590
Property and equipment (net)	14,766	63,055
Intangible assets (net)	67,679	38,876
Operating lease right of use asset	499,161	582,322
Lease security deposit	85,372	152,219
Investment in Yubo Jingzhi (A)	217,391	236,220
Receivables from other consolidated entities (A)	337,790	287,677
Total assets	1,895,116	2,297,401

Accounts payable and accrued expenses	276,325	69,746
Advances from prospective customers/distributors	459,970	484,956
Due to related parties	1,057,052	532,121
Operating lease liabilities	499,161	582,322
Payables to other consolidated entities (A)	437,826	511,811
Total liabilities	2,730,334	2,180,956
Shareholders’ equity	$(835,218)	$116,445

(A) Eliminated in consolidation.

Except for $117,595 occupancy expense, $4,815 depreciation and amortization of property and equipment and, $121,587 other operating expenses for the year ended December 31, 2022 and except for $499,790 occupancy expense and $364,632 other operating expenses for the year ended December 31, 2021, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2022 and December 31, 2021 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.6288 RMB for the year ended December 31, 2022 and $1=6.3850 for the year ended December 31, 2021), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.900 RMB at December 31, 2022 and $1=6.3500 RMB at December 31, 2021), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Inventories

Inventories, mainly consisting of nebulizers and components and other  health products, are stated at the lower of cost utilizing the weighted average method or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated selling costs.

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

Revenue Recognition

The Company derives its revenue from the sale of nebulizers containing frozen tubes with medical fluid and from the sale of other health and personal care products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company adopted ASC 606 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2022 and December 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At December 31, 2022, the Company had cash of $18,220 and negative working capital of $1,773,467. For the years ended December 31, 2022 and December, 2021, the Company had losses of $1,204,994 and $1,542,438 respectively.  These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2022	2021

Nebulizers and components	$50,894	$48,671
Oral liquid health products	76,239	41,943
Beauty care products	104,500	—
Soft drinks	87,725	—
Other	2,815	73,688
Total Inventory	$322,173	$164,302

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	December 31,	December 31,
	2022	2021
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$293,434	$397,590
Total Due from Related Parties	$293,434	$397,590

(1) Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

The due from related parties receivable is noninterest bearing and is due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2022	2021
Leasehold improvements	$282,681	$33,196
Construction in progress	323,832	580,816
Air conditioning equipment	20,343	22,106
Office equipment	28,230	30,675
Total property and equipment	655,086	666,793
Less accumulated depreciation and amortization	(38,434)	(22,921)
Property and equipment, net	$616,652	$643,872

For the year ended December 31, 2022 and 2021, depreciation and amortization of property and equipment was $ 18,098 and $13,222 respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,	December 31,
	2022	2021

Distribution software	$35,784	$38,980
Experience center software	41,017	—
Patents acquired from related party	11,569	12,483
Total intangible assets	88,370	51,463
Less: Accumulated amortization	(20,691)	(12,587)
Intangible assets, net	$67,679	$38,876

For the years ended December 31, 2022 and 2021, amortization of intangible assets expense was $9,439 and $8,180, respectively.

At December 31, 2022, the expected future amortization of intangible assets expense was:

Year ending December 31, 2023	15,546
Year ending December 31, 2024	15,546
Year ending December 31, 2025	15,546
Year ending December 31, 2026	9,659
Thereafter	11,382
Total	$67,679

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($24,180) through July 31, 2023 and RMB 176,833 ($25,628) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($43,373) through February 28, 2024 and RMB 317,233 ($45,976) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co., Ltd. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 55,141 ($7,991) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,471) from March 1, 2024 to February 28, 2026.

At December 31, 2022, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of December 31, 2022
Year ending December 31, 2023	419,062
Year ending December 31, 2024	295,148
Year ending December 31, 2025	101,650
Year ending December 31, 2026	16,942
Total	$832,802

The operating lease liabilities totaling $790,499 at December 31, 2022 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $832,802 at December 31, 2022.

For the years ended December 31, 2022 and December 31, 2021, occupancy expense attributable to leases was $362,346 and $628,656, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Advancer 1	¥1,544,748	¥1,544,748	$223,877	$243,268
Advancer 2	550,000	550,000	79,710	86,614
Advancer 3	500,000	500,000	72,464	78,740
Advancer 4	348,000	348,000	50,435	54,803
Advancer 5	50,000	50,000	7,246	7,874
Advancer 6	50,000	50,000	7,246	7,874
Advancer 7	31,012	31,012	4,494	4,884
Advancer 8	—	5,680	—	894
Advancer 9	31	31	5	5
Advancer 10	100,000	—	14,493	—
	¥3,173,791	¥3,079,471	$459,970	$484,956

The related verbal agreements between Yubo Beijng and the ten advancers provide for the ten advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the ten PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,	December 31,
	2022	2021

Ms. Huang Li (1)	$56,565	$61,492
Mr. Yang Wang (2)	417,609	92,719
Mr. Jun Wang (3)	639,443	439,449
World Precision Medicine Technology Inc. (4)	—	670,000
Total	$1,113,617	$1,263,660

(1)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(2)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(3)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(4)

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

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 and 118,177,885 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at December 31, 2022 and December 31, 2021.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,449,275 (RMB 10,000,000), all of which have been paid by its shareholders as of December 31, 2021.

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

Since inception to December 31, 2022, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of December 31, 2022.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($28,957 at the 6.900 current exchange rate at December 31, 2022). As of December 31, 2022, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021, April 14, 2022 and September 7, 2022, World Precision Medicine Technology, Inc. provided the Company additional loans of $70,000, $50,000, and $99,229, respectively. The three loans were due on demand and non-interest bearing.  In September 2022, the $819,229 loans owed to World Precision Medicine Technology Inc. were settled by conversion into 1,638,458 shares of Class A common stock at $0.50 per share. See Note 10 – Due to Related Parties and Note 11 – Shareholders’ Equity above.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to December 31, 2022.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to December 31, 2022.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, and $961,446 for the year ended December 31, 2022. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021 and net income of $23,257 for the year ended December 31, 2022. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021 and a net loss of $145,763 for the year ended December 31,  2022. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2027. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2022 and December 31, 2021

The components of deferred tax assets were as follows:

	December 31, 2022	December 31, 2021

Net operating losses carry forward	$763,182	$492,164
Valuation allowance	(763,182)	(492,194)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	Year ended December 31, 2022		Year ended December 31, 2021

Income tax (benefit) at 25%	$	$(301,249)	$(385,610)
Net loss of Platinum		30,373	100,856
Increase in valuation allowance		270,988	284967
Other		(112)	(213)
Provision for income taxes		$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of December 31, 2022 and December 31, 2021.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $72,464 at December 31, 2022). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMER

One customer accounted for 37% of total sales for the year ended December 31, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers, and their positions with us, as of the date hereof, are as follows:

Name	Age	Positions with the Company
Jun Wang	55	President, Chief Executive Officer and Director
Lina Liu	43	Chief Financial Officer, Treasurer, Secretary and Director
Yang Wang	43	Director
Zhihui Bai	37	Director

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

Committees of the Board

Our Board held no formal meetings during the year ended December 31, 2022. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Director Independence

During the twelve-month ended December 31, 2022, we have one independent director, Zhihui Bai, on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ Stock Market, and the SEC.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past.

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

Executive Compensation

Name and Principal Position	Year	Annual Salary ($US)*	Bonus ($US)*	Total ($US)*

Jun Wang, CEO and President	2022	$14,482	57,929	72,411
	2021	$15,110	60,439	75,549

Lina Liu, CFO	2022	$14,482	39,826	54,308
	2021	$15,110	41,552	56,662

* Translated from RMB at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements

The Company is party to employment agreements with Jun Wang, Yang Wang and Lina Liu, providing for monthly salaries of RMB8,000 (approximately $1,207  at an exchange rate of RMB6.6288=US$1.00  as of December 31, 2022), RMB8,800 (approximately $1,328  at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022) and RMB8,000 (approximately $1,207 at an exchange rate of RMB6.6288=US$1.00 as of December 31, 2022), respectively. Jun Wang’s employment agreement commenced on December 1, 2019, and upon renewal in 2021, will terminate on November 30, 2023. Each of Yang Wang’s and Lina Liu’s employment agreements commenced on October 10, 2020, and upon renewal in 2021, will terminate on October 9, 2023. The employment agreements each provide for the Company to arrange social insurance, housing insurance and medical insurances for the executive officers and the termination by the Company or executive officer upon 30-day notice upon the occurrence of a limited number of circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof. The table includes:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock(2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power(2)(3)
Jun Wang(4)	Class A	39,943,800	33.3%
Yang Wang(4)	Class A	19,211,400	16.0%
Lina Liu(4) (5)	Class A	9,101,400	7.6%
Zhihui Bai(4)	Class A	-	-
All Executive Officers and Directors (as a group four (4) persons)	Class A	68,256,600	56.9%

5% and above Stockholders
Jun Wang(6)(7)	Class A	39,943,800	33.3%
Yulin Cao(6)(8)	Class A	24,967,800	20.8%
Yang Wang(6)(9)	Class A	19,211,400	16.0%
Wei Jin(6)(10)	Class A	11,524,500	9.6%
Lina Liu(5)(6)	Class A	9,101,400	7.6%
Cheung Ho Shun(11)	Class A	7,121,458	5.9%

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

(3)	Based upon 119,816,343 shares of Class A common stock and 4,447 shares of Class B common stock outstanding as of April 13, 2023.
(4)	The address for Messrs. Jun Wang, Yang Wang, Zhihui Bai and Lina Liu is c/o Yubo International Biotech Ltd., room 105, building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC.
(5)

Represents the shares of Class A Common Stock held directly by Focus Draw Group Limited. Ms. Lina Liu is the sole Director of Focus Draw Group Limited, and as such, Ms. Lina Liu may be deemed to have voting and investment power over such shares held by Focus Draw Group Limited. Ms. Lina Liu disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that she is the beneficial owner of such securities for any purposes.

(6)

The address for FlyDragon International Limited, ChinaOne Technology Limited, Boao Biotech Limited, Focus Draw Group Limited and FocusOne Technology Group Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

(7)

Represents the shares of Class A Common Stock held directly by FlyDragon International Limited. Mr. Jun Wang is the sole shareholder and sole director of FlyDragon International Limited, and as such, Mr. Jun Wang may be deemed to have voting and investment power over such shares held by FlyDragon International Limited.

(8)

Represents the shares of Class A Common Stock held directly by Boao Biotech Limited. Mr. Yulin Cao is the sole Director of Boao Biotech Limited, and as such, Mr. Yulin Cao may be deemed to have voting and investment power over such shares held by Boao Biotech Limited. Mr. Yulin Cao disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that he is the beneficial owner of such securities for any purposes.

(9)

Represents the shares of Class A Common Stock held directly by ChinaOne Technology Limited. Mr. Yang Wang is the sole shareholder and sole director of ChinaOne Technology Limited, and as such, Mr. Yang Wang may be deemed to have voting and investment power over such shares held by ChinaOne Technology Limited.

(10)

Represents the shares of Class A Common Stock held directly by FocusOne Technology Group Limited. Mr. Wei Jin is the sole Director of FocusOne Technology Group Limited, and as such, Mr. Wei Jin may be deemed to have voting and investment power over such shares held by FocusOne Technology Group Limited. Mr. Wei Jin disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that he is the beneficial owner of such securities for any purposes.

(11)

Represents (i) 1,755,000 shares of Class A Common Stock held directly by Mr. Cheung Ho Shun, and (ii) 5,366,458 shares of Class A Common Stock held directly by World Precision Medicine Technology Limited, a company organized under the laws of British Virgin Islands (“World Precision”), which is managed and controlled by Mr. Cheung Ho Shun. Mr. Cheung Ho Shun is the President of World Precision, and as such, Mr. Cheung Ho Shun is deemed to have sole voting and investment power over such shares held directly by World Precision. The address for Messr. Cheung Ho Shun is G/f & 1/F 212, Wang Chau Village Extension Area, Ping Shan Yuan Long NT, Hong Kong.

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

In addition, our wholly owned subsidiary, Yubo Chengdu has entered into variable interest entity control agreements with Yubo Beijing. Mr. Jun Wang is the President of Yubo Beijing.

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

Yubo Beijing entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd. (“Zhenhuikang”) on February 27, 2020, entrusting Zhenhuikang to prepare, store and manage endometrial stem cell samples in connection with the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Pursuant to the agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and it may terminate the agreement at any time. The agreement was amended on July 2, 2020 to provides for a total fee of RMB 199,800 to be paid by Yubo Beijing to Zhenhuikang. As of December 31, 2022, Yubo Beijing has not commenced the collection of endometrial stem cell samples, and no payment has been made to Zhehuikang.

Yubo Beijing entered into a Patent Transfer Agreement with Zhenhuikang on February 27, 2020, which agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for a total consideration of RMB140,000.

Both of Zhenhuikang and Beijing Zhenxigu are controlled by Yulin Cao, a shareholder of Yubo Beijing and a director of Platinum.

Shareholder Loans

On May 11, 2021, we entered into a verbal loan agreement with World Precision Medicine Technology Inc. (“World Precision”), a company owned and controlled by Cheung Ho Shun, one of our existing shareholders, which provided us with a working capital loan in the principal amount of $670,000. On September 2, 2022, we entered into a Securities Purchase Agreement with World Precision, as further amended by an Amendment to Securities Purchase Agreement, effective as of September 2, 2022, by and between us and World Precision (as amended, the “Securities Purchase Agreement”), pursuant to which we agreed to sell and issue to World Precision an aggregate of 1,638,458 shares of Class A Common Stock, par value $0.001 per share, of the Company, at $0.50 per share, for gross proceeds of $819,229. Such proceeds were used to settle the entire outstanding principal balances and accrued interest, if any, of all of the loans between us, as borrower, and the World Precision, as lender, in an aggregate amount of $819,229.

As of December 31, 2022, we also had payables due to certain of our shareholders and directors, Mr. Yang Wang, in the amount of $417,609 and Mr. Jun Wang in the amount of $639,443, and to Mr. Huang Li, an indirect shareholder, in the amount of $56,565.

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

Item 14. Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. (“MTS”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2022 and 2021. The following table sets out the aggregate fees for professional audit services and other services rendered by MTS for the years ended December 31, 2022 and 2021:

	Year ended December 31, 2022	Year ended December 31, 2021
Audit Fees	$30,000	$30,000
Audit-Related Fees(1)	$—	$—
Tax Fees(2)	$—	$—
Other Fees(3)	$—	$—

(1)	“Audit-related fees” means the aggregate fees for due diligence related to mergers and acquisitions and attest services that are not required by statute or regulation.
(2)	“Tax fees” means the fees billed for tax compliance services, including the preparation of tax returns and tax consultations.
(3)	“Other Fees” means the fees paid for access to a proprietary accounting research tool provided by MTS.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
10.1+	Lease Agreement, effective as of September 1, 2021, by and between Yubo Jingzhi and Sichuan Anyi Hengke Tech Co., Ltd. (English translation)
10.2	Supplementary Agreement to Exclusive Consulting Service Agreement, dated March 8, 2022, by and between Yubo International Biotech (Chengdu) Limited and Yubo Beijing (English Translation) (2)
10.3	Securities Purchase Agreement, dated September 2, 2022, by and between the Company and World Precision Medicine Technology Limited (3)
10.4	Amendment to Securities Purchase Agreement, effective as of September 2, 2022, by and between the Company and World Precision Medicine Technology Limited (3)
10.5	Stock Purchase Agreement, dated September 23, 2022, by and among Focus Draw Group Limited, Yubo International Biotech Limited and World Precision Medicine Technology Limited (4)
10.6	Stock Purchase Agreement, dated September 23, 2022, by and among Focus Draw Group Limited, Yubo International Biotech Limited and Xu Xiuqun (4)
10.7	Stock Purchase Agreement, dated September 23, 2022, by and among DragonCloud Technology Limited, Yubo International Biotech Limited and Xu Xiuqun (4)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

__________________

+	Certain portions of this exhibit containing personally identifiable information have been redacted.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Amendment No. 6 to Form S-1 filed by the Company with the SEC on April 20, 2022, and incorporated herein by reference.
(3)	Filed as an exhibit to the Amendment No. 1 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 7, 2022, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed by the Company with the SEC on November 10, 2022, and incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: April 14, 2023	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	President, Chief Executive Officer and Director	April 14, 2023
Jun Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	April 14, 2023
Lina Liu	(Principal Financial and Accounting Officer)

/s/ Yang Wang	Director	April 14, 2023
Yang Wang

/s/ Zhihui Bai	Director	April 14, 2023
Zhihui Bai

