Form 10-Q
period 2023-03-31
Yubo International Biotech Ltd
filed 2023-05-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

+86 (040) 0677-6010

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – May 15, 2023

Class A Common Stock, $0.001 Par Value	119,816,343
Class B Common Stock, $0.001 Par Value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation (formerly known as Magna-Lab, Inc.) and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong (“Platinum HK”), Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the ”WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Yubo Global”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, including its wholly owned subsidiary, Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”).

2

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 14, 2023, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

4

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$30,230	$18,220
Receivables	58,222	51,932
Prepaid expenses	41,777	64,253
Inventory	224,627	322,173
Due from related parties	294,399	293,434
Total Current Assets	649,255	750,012

Property and equipment, net	608,449	616,652
Intangible assets, net	64,929	67,679
Operating lease right of use asset	667,046	790,499
Lease security deposit	124,053	123,709
Total Assets	$2,113,732	$2,348,551
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $150,821 and $276,325 of March 31, 2023 and December 31, 2022, respectively)	$381,184	$549,838
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $446,942 and $459,970 as of March 31, 2022 and December 31, 2021, respectively)	446,942	459,970
Due to related parties (including due to related parties without recourse to the Company of $1,390,546 and $1,057,052 as of March 31, 2023 and December 31, 2022, respectively)	1,457,315	1,113,617
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $294,901 and $316,185 as of March 31, 202 and December 31, 2022, respectively)	382,799	400,054
Total Current Liabilities	2,668,240	2,523,479

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $97,757 and $122,976 as of March 31, 2023 and December 31, 2022, respectively)	284,247	390,445
Total Liabilities	2,952,487	2,913,924

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at March 31, 2023 and December 31, 2022.	119,816	119,816
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2023 and December 31, 2022.	4	4
Additional Paid in Capital	2,935,190	2,935,190
Accumulated deficit	(4,007,093)	(3,690,426)
Accumulated other comprehensive income (loss)	113,328	70,043
Total Shareholders’ Equity	(838,755)	(565,373)
Total Liabilities and Shareholders’ Equity	$2,113,732	$2,348,551

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue
Sales	$156,615	$15,213
Cost of Goods Sold	(98,925)	(6,947)
Gross Profit	57,690	8,266
Operating expenses:
Sales commissions	—	3,821
Employee compensation	156,810	218,226
Occupancy	118,817	259,275
Provision for doubtful accounts	—	47,078
Depreciation and amortization of property and equipment	6,591	3,528
Amortization of intangible assets	2,968	2,051
Other operating expenses	97,036	53,222
Total Operating Expenses	374,222	587,201
Income (loss) from operations	(316,532)	(578,935)

Other Income (Expenses)
Interest income (expense)	(135)	(13)
Total Other Income (Expenses)	(135)	(13)

Loss before Provision for Income Tax	(316,667)	(578,948)

Provision for Income Tax	—	—

Net loss	(316,667)	(578,948)
Net loss per share basic and diluted	(0.00)	(0.00)
Weighted average common shares outstanding basic and diluted	119,820,790	118,182,332

Comprehensive income (loss)
Net loss	(316,667)	(578,948)
Foreign currency translation adjustment	43,285	(49,977)
Total comprehensive income (loss)	$(273,382)	$(628,925)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit

BALANCE, December 31, 2022	119,816,343	$119,816	4,447	4	2,935,190	(3,690,426)	70,043	$(565,373)

Net loss for the three months ended March 31, 2023	—	—	—	—	—	(316,667)	—	(316,667)

Foreign currency adjustment	—	—	—	—	—	—	43,285	43,285

BALANCE, March 31, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,007,093)	$113,328	$(838,755)

BALANCE, December 31, 2021	118,177,885	$118,178	4,447	4	2,117,599	(2,485,432)	118,453	$(131,198)

Net loss for the three months ended March 31, 2022	—	—	—	—	—	(578,948)	—	(578,948)

Foreign currency adjustment	—	—	—	—	—	—	(49,977)	(49,977)

BALANCE, March 31, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,064,380)	68,476	$(760,123)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(316,667)	(578,948)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,559	5,579
Provision for doubtful accounts	—	47,078
Changes in operating assets and liabilities:
Receivables	(6,290)	(37,973)
Prepaid expenses	22,476	36,825
Inventory	97,546	11,452
Due from related parties	(965)	78,826
Lease security deposit	(344)	59,478
Accounts payable and accrued expenses	(168,654)	118,875
Advances from prospective customers/distributors	(13,028)	(1,024)
Due to related parties	343,698	310,802
Net cash provided by (used in) operating activities	$(32,669)	50,970

Cash flows from investing activities:
Purchases of property and equipment	—	(9,611)
Net cash used in investing activities	—	(9,611)

Cash flows from financing activities	—	—

Effect of exchange rate changes	44,679	(58,441)

Net increase (decrease) in cash	12,010	(17,082)
Cash at beginning of period	18,220	27,517
Cash at end of period	$30,230	10,435
Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

 YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2023 and 2022

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at March 31, 2023 and December 31, 2022 consist of:

	March 31, 2023	December 31, 2022
Cash	$21,420	$3,922
Receivables (net)	6,745	624
Prepaid Expenses	41,776	52,804
Inventory	224,627	322,173
Due from related parties	294,399	293,434
Property and equipment (net)	28,674	14,766
Intangible assets (net)	64,929	67,679
Operating lease right of use asset	392,658	499,161
Lease security deposit	85,652	85,372
Investment in Yubo Jingzhi (A)	218,106	217,391
Receivables from other consolidated entities (A)	339,191	337,790
Total assets	1,718,177	1,895,116

Accounts payable and accrued expenses	150,821	276,325
Advances from prospective customers/distributors	446,942	459,970
Due to related parties	1,390,546	1,057,052
Operating lease liabilities	392,658	499,161
Payables to other consolidated entities (A)	437,811	437,826
Total liabilities	2,818,778	2,730,334

Shareholders' equity	$(1,100,601)	$(835,218)

(A)   Eliminated in consolidation.

Except for $25,288 occupancy expense, $4,634 depreciation and amortization of property and equipment and $5,589 other operating expenses for the three months ended March 31, 2023 and except for $145,399 occupancy expense and $2,166 other operating expenses for the three months ended March 31, 2022, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2023 and March 31, 2022 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.8873 RMB for the three months ended March 31, 2023 and $1=6.3546 for the three months ended March 31, 2022), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.8774 RMB at March 31, 2023 and $1=6.900RMB at December 31, 2022), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2023 and December 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At March 31, 2023, the Company had cash of $30,230 and negative working capital of $2,018,985. For the three months ended March 31, 2023 and March 31, 2022, the Company had losses of $316,667 and $578,948, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Nebulizers and components	$49,938	$50,894
Oral liquid health products	71,201	76,239
Beauty care products	101,674	104,500
Soft drinks	-	87,725
Other	1,814	2,815
Total Inventory	$224,627	$322,173

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$293,399	$293,434
Total Due from Related Parties	$294,399	$293,434

(1)	Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing.

The due from related parties receivable is noninterest bearing and is due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Leasehold improvements	$275,271	$282,681
Construction in progress	324,957	323,832
Air conditioning equipment	20,410	20,343
Office equipment	28,322	28,230
Total property and equipment	648,960	655,086
Less accumulated depreciation and amortization	(40,511)	(38,434)
Property and equipment, net	$608,449	$616,652

For the three months ended March 31, 2023 and 2022, depreciation and amortization of property and equipment was $6,591 and $3,528, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Distribution software	$35,991	$35,784
Experience center software	41,152	41,017
Patents acquired from related party	11,517	11,569
Total intangible assets	88,660	88,370
Less: Accumulated amortization	(23,731)	(20,691)
Intangible assets, net	$64,929	$67,679

For the three months ended March 31, 2023 and 2022, amortization of intangible assets expense was $2,968 and $2,051, respectively.

At March 31, 2023, the expected future amortization of intangible assets expense was:

Year ending December 31, 2023	$12,796
Year ending December 31, 2024	15,546
Year ending December 31, 2025	15,546
Year ending December 31, 2026	9,659
Thereafter	11,382
Total	$64,929

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($24,260) through July 31, 2023 and RMB 176,833 ($25,712) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($43,516) through February 28, 2024 and RMB 317,233 ($46,127) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also, in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($8,231) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,499) from March 1, 2024 to February 28, 2026.

At March 31, 2023, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of March 31, 2023
Year ending December 31, 2023	$299,679
Year ending December 31, 2024	281,436
Year ending December 31, 2025	101,988
Year ending December 31, 2026	16,998
Total	$700,101

The operating lease liabilities totaling $667,046 at March 31, 2023 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $700,101 at March 31, 2023.

For the three months ended March 31, 2023 and March 31, 2022, occupancy expense attributable to leases was $110,817 and $259,275, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Advancer 1	¥1,544,748	¥1,544,748	$224,613	$223,877
Advancer 2	550,000	550,000	79,972	79,710
Advancer 3	500,000	500,000	72,702	72,464
Advancer 4	348,000	348,000	50,601	50,435
Advancer 5	50,000	50,000	7,270	7,246
Advancer 6	50,000	50,000	7,270	7,246
Advancer 7	31,012	31,012	4,509	4,494
Advancer 8	-	-	-	-
Advancer 9	31	31	5	5
Advancer 10	-	100,000	-	14,493
	¥3,073,791	¥3,173,791	$446,942	$459,970

The related verbal agreements between Yubo Beijng and the ten advancers provide for the ten advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the ten PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2023	2022
	(Unaudited)
Ms. Huang Li (1)	$56,751	$56,565
Mr. Yang Wang (2)	428,981	417,609
Mr. Jun Wang (3)	971,583	639,443
Total	$1,457,315	$1,113,617

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

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2023 and December 31, 2022.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,454,038 (RMB 10,000,000), all of which have been paid by its shareholders as of December 31, 2021.

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

Since inception to March 31, 2023, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of March 31, 2023.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($29,052 at the 6.8774 current exchange rate at March 31, 2023). As of March 31, 2023, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021, April 14, 2022 and September 7, 2022, World Precision Medicine Technology, Inc. provided the Company additional loans of $70,000, $50,000, and $99,229, respectively. The three loans were due on demand and non-interest bearing.  In September 2022, the $819,229 loans owed to World Precision Medicine Technology Inc. were settled by conversion into 1,638,458 shares of Class A common stock at $0.50 per share. See Note 11 – Shareholders’ Equity above.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2023.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to March 31, 2023.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, and $281,157 for the three months ended March 31, 2023. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, and net income of $1,892 for the three months ended March 31, 2023. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022 and a net loss of $31,844 for the three months ended March 31, 2023. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2028. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2023 and December 31, 2022.

The components of deferred tax assets were as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
Net operating losses carry forward	$840,959	$763,182
Valuation allowance	(840,959)	(763,182)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(79,167)	$(144,737)
Net loss of Platinum	1,390	2,619
Increase in valuation allowance	77,777	142,112
Other	—	6
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2023 and December 31, 2022.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB500,000 (approximately $72,464 at December 31, 2022). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 71% and 12%, respectively, of total sales for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part I—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual relationships with us. Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL”. Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Key factors affecting our results of operations include revenues, cost of goods sold, operating expenses and income and taxation.

The VIE and China Operations

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

As of the date of this Quarterly Report, our auditor, Michael T. Studer CPA P.C., an independent registered public accounting firm headquartered in the United States, is currently subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. However, in the event it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in our securities to be delisted from the stock exchange in the United States pursuant to the HFCA Act.

Cybersecurity Review Measures

On December 28, 2021, the Cyberspace Administration of China (“CAC”) published the revised Measures for Cybersecurity Review (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks for “foreign” listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; and (ii) as of the date of this Quarterly Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a CIIO or requiring us to go through cybersecurity review or similar government reviews. That being said, considering that the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security”, and that the revised CRM is new, it is uncertain whether the competent government authorities will deem that Yubo Beijing’s data processing activities may affect national security and thus initiating the cybersecurity review against Yubo Beijing’s businesses, and whether the competent government authorities, including the CAC, will adopt new laws, regulations or rules related to the revised CRM subjecting Yubo Beijing or its business to the cybersecurity review. We cannot guarantee, however, that we will not be subject to the cybersecurity review in the future. If a cybersecurity review is determined to apply to us in the future, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure of cybersecurity, data privacy and data security compliance which may be identified during any of such cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

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

Furthermore, on August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect in November 2021. The PIPL provides that any entity involving processing of personal information (“PI Handler”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The PIPL further provides that a PI Handler shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Notably, in case of cross-border transfer of personal information, the PIPL requires the PI Handler to either (i) complete a mandatory security assessment by CAC, (ii) complete the personal information protection certification (the “PIPC”) by a certification institution designated by the CAC, or (iii) conclude a standard contract provided by CAC with the foreign recipients.

On July 7, 2022, the CAC promogulated the Outbound Data Transfer Security Assessment Measures (the “Measures”), which became effective on September 1, 2022. According to the Measures, a PI Handler should declare a mandatory security assessment for its outbound data transfer to the CAC through the local provincial cyberspace administration under the following circumstances (i) where such PI Handler provides critical data outside the territory of the PRC, (ii) where the PI Handler being a CIIO or processing the personal information of more than one million individuals provides personal information outside the territory of the PRC, (iii) where a PI Handler has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total outside the territory of the PRC since January 1 of the previous year; or (iv) other circumstances prescribed by the CAC for which declaration for security assessment for cross-border data transfers is required. Considering that (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; (ii) as of the date of this Quarterly Report, Yubo Beijing has not received any notice or determination from applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, or as a processor of critical data, and (iii) since January 1, 2022, Yubo Beijing has not provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals outbound accumulatively, we do not believe we are currently obliged to declare a mandatory security assessment under the Measures. However, according to the draft version of the PRC national standard “Information security technology—Guideline for identification of critical data” dated January 2022, information related to human genetic resources might fall into the scope of critical data. Although this national standard has not released its final version and become effective yet, if we are deemed to be a PI Handler providing critical data outbound in the future, we might be subject to the mandatory security assessment as mentioned above.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Two customers accounted for 71% and 12%, respectively, of Yubo Beijing’s total sales for the three months ended March 31, 2023.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report.

As of March 31, 2023, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Sales, Cost of Goods Sold and Gross Profit

We generated sales of $156,615 for the three months ended March 31, 2023, as compared to $15,213 for the three months ended March 31, 2022. Our cost of goods sold was $98,925 for the three months ended March 31, 2023, as compared to $6,947 for the three months ended March 31, 2022. The increases in sales and cost of goods sold were primarily due to increase in sales of oral liquid health products. As a result, our gross profit increased from $8,266 for the three months ended March 31, 2022 to $57,690 for the three months ended March 31, 2023.

 Operating Expenses

Our operating expenses were $374,222 for the three months ended March 31, 2023, as compared to $587,201 for the three months ended March 31, 2022. The decrease in operating expenses was primarily due to decreases in employee compensation and occupancy expense.

Loss from Operations

Our loss from operations was $316,532 for the three months ended March 31, 2023, as compared to $578,935 for the three months ended March 31, 2022. The decrease in loss from operations was primarily due to a decrease of $212,979 in total operating expenses.

Other Income (Expense)

Our other income (expense) was $(135) for the three months ended March 31, 2023, as compared to $(13) for the three months ended March 31, 2022. The decrease in other income (expense) was primarily due to a decrease in interest income.

Net Loss

Our net loss was $316,667 for the three months ended March 31, 2023, as compared to $578,948 for the three months ended March 31, 2022. The decrease in net loss was primarily due to a decrease of $212,979 in total operating expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and equivalents on hand of $30,230 and a negative working capital of $(2,018,985). Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2023. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in 2024. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used by operating activities was $(32,669) for the three months ended March 31, 2023, as compared to net cash provided by operating activities of $50,970 for the three months ended March 31, 2022. The decrease in cash provided by operating activities was primarily due to decrease in accounts payable and accrued expenses, partially offset by decrease in inventory and increase in amount due to related parties.

Net cash provided by (used in) investing activities

Net cash used in investing activities was nil for the three months ended March 31, 2023, as compared to $9,611 for the three months ended March 31, 2022. The decrease was primarily due to that no purchases of property and equipment were made during the three months ended March 31, 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $nil for the three months ended March 31, 2023 and March 31, 2022.

Current Liabilities

As of March 31, 2023, Yubo Beijing received an aggregate amount of $446,942 from 10 PRC entities. The related verbal agreements provide for the 10 entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the 10 PRC entities have the right to request the return of their advances.

Shareholder Loans

In May and November 2021 and April and September 2022, we entered into several verbal loan agreements with World Precision Medicine Technology Inc. (“World Precision”), a company owned and controlled by Mr. Cheung Ho Shun, our existing shareholder, which provided the Company with working capital loans of an aggregate principal amount of $819,229. Such loans have been settled by our issuance of an aggregate of 1,638,458 new shares of our Class A common stock to World Precision in September 2022. For more information, see “—Liquidity and Capital Resources” above. As of the date of this Quarterly Report, Mr. Cheung Ho Shun is the beneficial owner of an aggregate of 7,121,458 shares of our Class A common stock, representing approximately 5.9% of the total shares of such class issued and outstanding.

 As of March 31, 2023, we also had payables due to Mr. Yang Wang, our director, in the amount of $428,981, to Mr. Jun Wang, our director, President and Chief Executive Officer, in the amount of $971,583, and to Mr. Huang Li, our indirect shareholder, in the amount of $56,751.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three months ended March 31, 2023 and 2022, we had net losses of $316,667 and $578,948, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. For more information, see Note 3: Going Concern to our unaudited consolidated financial statements for the three months ended March 31, 2023 and 2022 included elsewhere in this Quarterly Report.

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

Subsequent Event

On April 24, 2023, shares of our Class A common stock began being quoted on The OTCQB® Venture Market under the symbol “YBGJ”.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

____________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED
(Registrant)

Date: May 15, 2023	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Lina Liu
Lina Liu Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

