Form 10-Q
period 2023-06-30
Yubo International Biotech Ltd
filed 2023-08-11
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number 000-21320

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – August 11, 2023

Class A Common Stock, $0.001 par value	119,816,343
Class B Common Stock, $0.001 par value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation (formerly known as Magna-Lab, Inc.) and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the “WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Yubo Global”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, including its wholly-owned subsidiary, Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”).

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

3

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2023 and 2022

4

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$5,298	$18,220
Receivables	49,400	51,932
Prepaid expenses	154,663	64,253
Inventory	212,101	322,173
Due from related parties	279,126	293,434
Total Current Assets	700,588	750,012

Property and equipment, net	523,783	616,652
Intangible assets, net	58,743	67,679
Operating lease right of use assets	560,605	790,499
Lease security deposits	117,614	123,709
Total Assets	$1,961,333	$2,348,551
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $156,917 and $276,325 as of June 30, 2023 and December 31, 2022, respectively)	$408,219	$549,838
Customer deposits (including customer deposits of VIE without recourse to the Company of $400,485 and $0 as of June 30, 2023 and December 31, 2022, respectively)	400,485	—
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $423,755 and $459,970 as of June 30, 2023 and December 31, 2022, respectively)	423,755	459,970
Due to related parties (including due to related parties without recourse to the Company of $1,215,081 and $1,057,052 as of June 30, 2023 and December 31, 2022, respectively)	1,318,888	1,113,617
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $307,737 and $316,185 as of June 30, 2023 and December 31, 2022, respectively)	397,490	400,054
Total Current Liabilities	2,948,837	2,523,479

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $0 and $182,976 as of June 30, 2023 and December 31, 2022, respectively)	163,115	390,445
Total Liabilities	3,111,952	2,913,924

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 shares issued and outstanding at June 30, 2023 and December 31, 2022.	119,816	119,816
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2023 and December 31, 2022.	4	4
Additional Paid in Capital	2,935,190	2,935,190
Accumulated deficit	(4,374,420)	(3,690,426)
Accumulated other comprehensive income (loss)	168,791	70,043
Total Shareholders' Equity	(1,150,619)	(565,373)
Total Liabilities and Shareholders' Equity	$1,961,333	$2,348,551

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales	$1,430	7,970	$153,880	23,183
Cost of Goods Sold	(545)	(2,119)	(96,839)	(9,066)
Gross Profit	885	5,851	57,041	14,117
Operating expenses:
Sales commissions	—	4,263	—	8,084
Employee compensation	148,610	145,300	305,420	363,526
Occupancy	52,777	299,217	163,594	558,492
Provision for doubtful accounts	—	3,346	—	50,424
Depreciation and amortization of property and equipment	15,512	3,290	22,103	6,818
Amortization of intangible assets	2,810	1,994	5,778	4,045
Other operating expenses	148,452	39,941	243,954	93,163
Total Operating Expenses	368,161	497,351	740,849	1,084,552
Income (loss) from operations	(367,276)	(491,500)	(683,808)	(1,070,435)

Other Income (Expenses)
Interest expense	(51)	(59)	(186)	(72)
Total Other Income (Expenses)	(51)	(59)	(186)	(72)

Loss before Provision for Income Tax	(367,327)	(491,559)	(683,994)	(1,070,507)

Provision for Income Tax	—	—	—	—

Net loss	$(367,327)	(491,559)	$(683,994)	(1,070,507)
Net loss per share basic and diluted	$(0.00)	(0.00)	$(0.01)	(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	118,182,332	119,820,790	118,182,332

Comprehensive income (loss)
Net loss	$(367,327)	(491,559)	$(683,994)	(1,070,507)
Foreign currency translation adjustment	55,463	50	98,748	(49,927)
Total comprehensive income (loss)	$(311,864)	(491,509)	$(585,246)	(1,120,434)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	(3,690,426)	$70,043	$(565,373)

Net loss for the three months ended March 31, 2023	—	—	—	—	—	(316,667)	—	(316,667)

Foreign currency translation adjustment	—	—	—	—	—	—	43,285	43,285

BALANCE, March 31, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,007,093)	$113,328	$(838,755)

Net loss for the three months ended June 30, 2023	—	—	—	—	—	(367,327)	—	(367,327)

Foreign currency translation adjustment	—	—	—	—	—	—	55,463	55,463

BALANCE, June 30, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,374,420)	$168,791	$(1,150,619)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,485,432)	$118,453	$(131,198)

Net loss for the three months ended March 31, 2022	—	—	—	—	—	(578,948)	—	(578,948)

Foreign currency translation adjustment	—	—	—	—	—	—	(49,977)	(49,977)

BALANCE, March 31, 2022	118,177,885	$118,178	4,447	4	2,117,599	(3,064,380)	68,476	$(760,123)

Net loss for the three months ended June 30, 2022	—	—	—	—	—	(491,559)	—	(491,559)

Foreign currency translation adjustment	—	—	—	—	—	—	50	50

BALANCE, June 30, 2022	118,177,885	$118,178	4,447	$4	$2,117,599	$(3,555,939)	$68,526	$(1,251,632)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(683,994)	(1,070,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,881	10,863
Changes in operating assets and liabilities:
Receivables	2,532	16,743
Prepaid expenses	(90,410)	13,005
Inventory	110,072	22,386
Due from related parties	14,308	95,297
Lease security deposits	6,095	64,270
Accounts payable and accrued expenses	(141,619)	413,059
Customer deposits	400,485	—
Advances from prospective customers/distributors	(36,215)	(25,748)
Due to related parties	205,271	493,974
Net cash provided by (used in) operating activities	$(185,594)	33,342

Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:	—	—

Effect of exchange rate changes	172,672	(24,279)

Net increase (decrease) in cash	(12,922)	9,063
Cash at beginning of period	18,220	27,517
Cash at end of period	$5,298	36,580
Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$186	$72

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2023 and 2022

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at June 30, 2023 and December 31, 2022 consist of:

	June 30, 2023	December 31, 2022
Cash	$1,142	$3,922
Receivables (net)	593	624
Prepaid Expenses	128,459	52,804
Inventory	212,101	322,173
Due from related parties	279,126	293,434
Property and equipment (net)	22,598	14,766
Intangible assets (net)	58,743	67,679
Operating lease right of use asset	307,737	499,161
Lease security deposit	81,209	85,372
Investment in Yubo Jingzhi (A)	206,791	217,391
Receivables from other consolidated entities (A)	321,594	337,790
Total assets	1,620,093	1,895,116

Accounts payable and accrued expenses	156,917	276,325
Customer deposits	400,485	-
Advances from prospective customers/distributors	423,755	459,970
Due to related parties	1,215,081	1,057,052
Operating lease liabilities	307,737	499,161
Payables to other consolidated entities (A)	415,099	437,826
Total liabilities	2,919,074	2,730,334

Shareholders’ equity	$(1,298,981)	$(835,218)

(A) Eliminated in consolidation.

Except for $80,340 occupancy expense, $18,378 depreciation expense and $7 other operating expenses for the six months ended June 30, 2023 and except for $370,955 occupancy expense and $33,430 other operating expenses for the six months ended June 30, 2022, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2023 and June 30, 2022 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.0755 RMB for the six months ended June 30, 2023 and $1=6.5277 for the six months ended June 30, 2022), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2537 RMB at June 30, 2023 and $1=6.900 RMB at December 31, 2022), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2023 and December 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At June 30, 2023, the Company had cash of $5,298 and negative working capital of $2,248,249. For the six months ended June 30, 2023 and June 30, 2022, the Company had losses of $683,994 and $1,070,507, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Nebulizers and components	$46,823	$50,894
Oral liquid health products	67,453	76,239
Beauty care products	96,104	104,500
Soft drinks	-	87,725
Other	1,721	2,815
Total Inventory	$212,101	$322,173

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$279,126	$293,434
Total Due from Related Parties	$279,126	$293,434

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receicable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Leasehold improvements	$330,494	$282,681
Construction in progress	182,877	323,832
Air conditioning equipment	22,351	20,343
Office equipment	23,854	28,230
Total property and equipment	559,576	655,086
Less accumulated depreciation and amortization	(35,793)	(38,434)
Property and equipment, net	$523,783	$616,652

For the three months ended June 30, 2023 and 2022, depreciation and amortization of property and equipment was $15,512 and $3,290, respectively.

For the six months ended June 30, 2023 and 2022, depreciation and amortization of property and equipment was $22,103 and $6,818, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Distribution software	$34,124	$35,784
Experience center software	39,017	41,017
Patents acquired from related party	10,920	11,569
Total intangible assets	84,061	88,370
Less: Accumulated amortization	(25,318)	(20,691)
Intangible assets, net	$58,743	$67,679

For the three months ended June 3, 2023 and 2022, amortization of intangible assets expense was $2,810  and $1,994, respectively.

For the six months ended June 30, 2023 and 2022, amortization of intangible assets expense was $5,778 and $4,045, respectively.

At June 30, 2023, the expected future amortization of intangible assets expense was:

Year ending December 31, 2023	$6,610
Year ending December 31, 2024	15,546
Year ending December 31, 2025	15,546
Year ending December 31, 2026	9,659
Thereafter	11,382
Total	$58,743

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($23,001 through July 31, 2023 and RMB 176,833 ($24,378) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,259) through February 28, 2024 and RMB 317,233 ($43,734) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,804) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,058) from March 1, 2024 to February 28, 2026.

At June 30, 2023, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of June 30, 2023
Year ending December 31, 2023	$202,206
Year ending December 31, 2024	281,436
Year ending December 31, 2025	101,988
Year ending December 31, 2026	16,998
Total	$602,628

The operating lease liabilities totaling $560,605 at June 30, 2023 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $602,628 at June 30, 2023.

For the three months ended June 30, 2023 and June 30, 2022, occupancy expense attributable to leases was $52,777 and $299,217, respectively.

For the six months ended June 30, 2023 and June 30, 2022, occupancy expense attributable to leases was $163,594 and $558,492, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Advancer 1	¥1,544,748	¥1,544,748	$212,960	$223,877
Advancer 2	550,000	550,000	75,823	79,710
Advancer 3	500,000	500,000	68,930	72,464
Advancer 4	348,000	348,000	47,976	50,435
Advancer 5	50,000	50,000	6,893	7,246
Advancer 6	50,000	50,000	6,893	7,246
Advancer 7	31,012	31,012	4,275	4,494
Advancer 8	31	31	4	5
Advancer 9	—	100,000	—	14,493
	¥3,073,791	¥3,173,791	$423,755	$459,970

The related verbal agreements between Yubo Beijng and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Mr. Yang Wang (1)	$437,246	$417,609
Mr. Jun Wang (2)	817,835	639,443
Ms. Huang Li (3)	53,807	56,565
Mr. Jin Wei (4)	10,000
Total	$1,318,888	$1,113,617

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at June 30, 2023 and December 31, 2022.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2023 and December 31, 2022.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2023 and December 31, 2022.

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

Since inception to June 30, 2023, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of June 30, 2023.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,545 at the 7.2537 current exchange rate at June 30, 2023). As of June 30, 2023, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2023.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to June 30, 2023.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, and $535,377 for the six months ended June 30, 2023. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, and a net loss of $23,145 for the six months ended June 30, 2023. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31,  2022 and a net loss of $75,579  for the six months ended June 30, 2023 . These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2028. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2023 and December 31, 2022.

The components of deferred tax assets were as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Net operating losses carry forward	$921,707	$763,182
Valuation allowance	(921,707)	(763,182)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(170,999)	$(267,609)
Net loss of Platinum	12,474	8,232
Increase in valuation allowance	158,525	259,394
Other	—	(17)
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2023 and December 31, 2022.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $68,930 at June 30, 2023). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 46.82% and 23.41%, respectively, of total sales for the six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Jingzhi, Yubo Global, and the WFOE, in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as described in this Quarterly Report. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

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

The OTCQB® Venture Market

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Two customers accounted for approximately 46.8% and 23.4% of Yubo Beijing’s total sales for the six months ended June 30, 2023.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report.

As of June 30, 2023, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022 and for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Sales, Cost of Goods Sold and Gross Profit

Our sales decreased to $1,430 for the three months ended June 30, 2023 from $7,970 for the three months ended June 30, 2022, primarily as a result of decrease in the sales of beauty care products and oral liquid health products. Our cost of goods sold decreased to $545 for the three months ended June 30, 2023 from $2,119 for the three months ended June 30, 2022, primarily as a result of decrease in sales. As a result, our gross profit decreased from $5,851 for the three months ended June 30, 2022 to $885 for the three months ended June 30, 2023.

Our sales increased to $153,880 for the six months ended June 30, 2023 from $23,183 for the six months ended June 30, 2022, primarily as a result of increase in sales of beauty care products and oral liquid health products. Our cost of goods sold increased to $96,839 for the six months ended June 30, 2023 from $9,066 for the six months ended June 30, 2022, primarily as a result of increase in sales. As a result, our gross profit increased from $14,117 for the six months ended June 30, 2022 to $ for the six months ended June 30, 2023.

Operating Expenses

Our operating expenses decreased to $368,161 for the three months ended June 30, 2022 from $497,351 for the three months ended June 30, 2022, primarily as a result of decrease in occupancy expense.

Our operating expenses decreased to $740,849 for the six months ended June 30, 2023 from $1,084,552 for the six months ended June 30, 2022, primarily as a result of decrease in occupancy expense.

Loss from Operations

Our loss from operations was $367,276 for the three months ended June 30, 2023, as compared to $491,500 for the three months ended June 30, 2022. The decrease was primarily due to a decrease in operating expenses of $129,190.

Our loss from operations was $683,808 for the six months ended June 30, 2023, as compared to $1,070,435 for the six months ended June 30, 2022. The decrease in loss from operations was primarily due to increase of gross profit of $42,924 and decrease in operating expenses of $343,703.

Other Income (Expense)

Our other income (expense) was $(51) for the three months ended June 30, 2023, as compared to $(59) for the three months ended June 30, 2022. The decrease was primarily due to decrease in bank interest expense.

Our other income (expense) was $(186) for the six months ended June 30, 2023, as compared to $(72) for the six months ended June 30, 2022. The increase was primarily due to increase in bank interest expense.

Net Loss

Our net loss was $367,237 for the three months ended June 30, 2023, as compared to $491,559 for the three months ended June 30, 2022. The decrease was primarily due of a decrease in operating expenses of $129,190.

Our net loss was $683,994 for the six months ended June 30, 2023, as compared to $1,070,507 for the six months ended June 30, 2022. The decrease in net loss was primarily due to increase of gross profit of $42,924 and decrease in operating expenses of $343,703.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and equivalents on hand of $5,298 and a negative working capital of $2,248,249. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2023. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the third and fourth quarters of 2023. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $185,594 for the six months ended June 30, 2023, as compared to net cash provided by operating activities of $33,342 for the six months ended June 30, 2022. The decrease was primarily due to decreases in accounts payable and accrued expenses and due to related parties, offset by an increase in customer deposits.

Net cash provided by (used in) investing activities

Net cash provided by (used in) investing activities was nil for the six months ended June 30, 2023 and 2022.

Net cash provided by (used in) financing activities

Net cash provided by (used in) financing activities was nil for the six months ended June 30, 2023 and 2022.

Current Liabilities

As of June 30, 2023, Yubo Beijing received an aggregate amount of $423,755 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

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

As of June 30, 2023, we also had payables due to Mr. Jun Wang, our director, President and Chief Executive Officer, in the amount of $817,835, to Mr. Yang Wang, our director, in the amount of $437,246, to Mr. Huang Li, our indirect shareholder, in the amount of $53,807, and to Mr. Jin Wei, our shareholder, in the amount of $10,000.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2023 and 2022 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2023, we had net losses of $683,994 and $1,070,507, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. – Exhibits.

2.1	Agreement and Plan of Share Exchange, dated January 14, 2021 (1)
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

____________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed by the Company with the SEC on January 14, 2021, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Date: August 11, 2023	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

