Form 10-Q
period 2023-09-30
Yubo International Biotech Ltd
filed 2023-11-20
CIK 895464

U.S.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 19, 2023

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

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 14, 2023, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2023 and 2022

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$5,295	$18,220
Receivables	48,510	51,932
Prepaid expenses	171,320	64,253
Inventory	209,746	322,173
Due from related parties	277,432	293,434
Total Current Assets	712,303	750,011

Property and equipment, net	528,322	616,652
Intangible assets, net	55,585	67,679
Operating lease right of use assets	490,781	790,499
Lease security deposits	116,901	123,709
Total Assets	$1,903,892	$2,348,551
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $253,914 and $276,325 at September 30, 2023 and December 31, 2022, respectively)	$547,381	$549,838
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $422,005 and $459,970 as of September 30, 2023 and December 31, 2022, respectively)	422,005	459,970
Due to related parties (including due to related parties of VIE without recourse to the Company of $1,441,101 and $1,057,052 as of September 30, 2023 and December 31, 2022, respectively)	1,544,582	1,113,617
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $259,689 and $316,185 as of September 30, 2023 and December 31, 2022, respectively)	351,319	400,054
Total Current Liabilities	2,865,287	2,523,479

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $0 and $122,976 as of September 30, 2023 and December 31, 2022, respectively)	139,462	390,445
Total Liabilities	3,004,749	2,913,924

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at September 30, 2023 and December 31, 2022.	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2023 and December 31, 2022.	4	4
Additional Paid in Capital	2,935,190	2,935,190
Accumulated deficit	(4,368,127)	(3,690,426)
Accumulated other comprehensive income (loss)	212,260	70,043
Total Shareholders' Equity	(1,100,857)	(565,373)
Total Liabilities and Shareholders' Equity	$1,903,892	$2,348,551

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$428,510	$14,580	$582,390	$37,763
Cost of goods and services sold	(84,428)	(4,980)	(181,267)	(14,046)
Gross Profit	344,082	9,600	401,123	23,717
Operating expenses:
Sales commissions	—	14	—	8,098
Employee compensation	151,515	143,862	456,935	507,388
Occupancy	124,370	177,153	287,964	735,645
Provision for doubtful accounts	—	(94,831)	—	(44,407)
Depreciation and amortization of property and equipment	44,206	3,067	66,309	9,885
Amortization of intangible assets	2,862	2,208	8,640	6,253
Other operating expenses	14,706	16,397	258,660	109,560
Total Operating Expenses	337,659	247,870	1,078,508	1,332,422
Income (loss) from operations	6,423	(238,270)	(677,385)	(1,308,705)

Other Income (Expenses)
Interest expenses	(130)	174	(316)	102
Total Other Income (Expenses)	(130)	174	(316)	102

Income (Loss) before Provision for Income Tax	6,293	(238,096)	(677,701)	(1,308,603)

Provision for Income Tax	—	—	—	—

Net income (loss)	$6,293	$(238,096)	$(677,701)	$(1,308,603)
Net income (loss) per share basic and diluted	$0.00	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	118,698,803	119,820,790	118,356,381

Comprehensive income (loss)
Net income (loss)	$6,293	$(238,096)	$(677,701)	$(1,308,603)
Foreign currency translation adjustment	43,469	12,368	142,217	(37,559)
Total comprehensive income (loss)	$49,762	$(225,728)	$(535,484)	$(1,346,162)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

(Unaudited)

	Common stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	$(3,690,426)	$70,043	$(565,373)
Net loss for the three months ended March 31, 2023	—	—	—	—	—	(316,667)	—	(316,667)
Foreign currency adjustment	—	—	—	—	—	—	43,285	43,285
BALANCE, March 31, 2023	119,816,343	119,816	4,447	4	2,935,190	(4,007,093)	113,328	(838,755)
Net loss for the three months ended June 30, 2023	—	—	—	—	—	(367,327)	—	(367,327)
Foreign currency adjustment	—	—	—	—	—	—	55,463	55,463
BALANCE, June 30, 2023	119,816,343	119,816	4,447	4	2,935,190	(4,374,420)	168,791	(1,150,619)
Net income for the three months ended September 30, 2023	—	—	—	—	—	6,293	—	6,293
Foreign currency adjustment	—	—	—	—	—	—	43,469	43,469
BALANCE, September 30, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,368,127)	$212,260	$(1,100,857)

	Common Stock				Additional		Accumulated Other Comprehensive	Total
	Class A		Class B		paid in	Accumulated	Income	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit
BALANCE, December 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,485,432)	$118,453	$(131,198)
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(578,948)	—	(578,948)
Foreign currency adjustment	—	—	—	—	—	—	(49,977)	(49,977)
BALANCE, March 31, 2022	118,177,885	118,178	4,447	$4	2,117,599	(3,064,380)	68,476	(760,123)
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(491,559)	—	(491,559)
Foreign currency adjustment	—	—	—	—	—	—	50	50
BALANCE, June 30, 2022	118,177,885	118,178	4,447	4	2,117,599	(3,555,939)	68,526	(1,251,632)
Conversion of World Precision Debt	1,638,458	1,638	—	—	817,591	—	—	819,229
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(238,096)	—	(238,096)
Foreign currency adjustment	—	—	—	—	—	—	12,368	12,368
BALANCE, September 30, 2022	119,916,343	$119,816	4,447	$4	$2,935,190	$(3,794,035)	$80,884	$(658,141)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(677,701)	$(1,308,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	74,949	16,139
Provision for doubtful accounts
Changes in operating assets and liabilities:
Receivables	3,422	113,495
Prepaid expenses	(107,068)	82,718
Inventory	112,426	33,752
Due from related parties	16,003	113,063
Lease security deposits	6,808	69,439
Accounts payable and accrued expenses	(2,456)	408,223
Advances from prospective customers/distributors	(37,965)	(38,105)
Due to related parties	430,964	598,457
Net cash provided by (used in) operating activities	(180,618)	88,578

Cash flows from investing activities:
Purchases of property and equipment	—	—
Purchase of intangibles	—	(39,772)
Net cash used in investing activities	—	(39,772)

Cash flows from financing activities	—	—

Effect of exchange rate changes	167,693	13,643

Net increase (decrease) in cash	(12,925)	62,449
Cash at beginning of period	18,220	27,517
Cash at end of period	$5,295	$89,966
Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2023 and 2022

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

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021, 2022 and 2023, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products. Commencing in the quarterly period ended  September 30, 2023, Yubo Beijing started selling health management and health maintenance service agreements to customers.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A New York Corporation • Incorporated on February 22, 1991 • A holding company
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at September 30, 2023 and December 31, 2022 consist of:

	September 30, 2023	December 31, 2022
Cash	$912	$3,922
Receivables (net)	—	624
Prepaid Expenses	145,240	52,804
Inventory	209,746	322,173
Due from related parties	277,432	293,434
Property and equipment (net)	17,901	14,766
Intangible assets (net)	55,584	67,679
Operating lease right of use asset	259,689	499,161
Lease security deposit	81,209	85,372
Investment in Yubo Jingzhi (A)	205,537	217,391
Receivables from other consolidated entities (A)	353,611	337,790
Total assets	1,606,861	1,895,116

Accounts payable and accrued expenses	253,914	276,325
Advances from prospective customers/distributors	422,005	459,970
Due to related parties	1,441,101	1,057,052
Operating lease liabilities	259,689	499,161
Payables to other consolidated entities (A)	412,579	437,826
Total liabilities	2,789,288	2,730,334

Shareholders’ equity	$(1,182,427)	$(835,218)

(A) Eliminated in consolidation.

Except for $190,462 occupancy expense, $8,748 depreciation expense and $50,262 other operating expenses for the nine months ended September 30, 2023 and except for $399,633 occupancy expense and $36,313 other operating expenses for the nine months ended September 30, 2022, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2023 and September 30, 2022 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.0977 RMB for the nine months ended September 30, 2023 and $1=6.7368 for the nine months ended September 30, 2022), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2980 RMB at September 30, 2023 and $1=6.900 RMB at December 31, 2022), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements (commencing in the quarterly period ended September 30, 2023 and (2) the sale of nebulizers containing frozen tubes with medical fluid and from the sale of other health and personal care products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Allowance for Doubtful Accounts

Trade accounts receivable arise from the sale of products and services on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding  trade account receivables for possible write off. It is our policy to write off the account receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due,  and we ship product only when our ability to collect payment from our customer for the new order is probable.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted average number of Class A and Class B common shares outstanding during the period.

Diluted net income (loss) per share reflects the potential dilution that could occur if dilutive securities (such as stock options and convertible securities) were exercised or converted into common shares. For the periods presented, the Company had no dilutive securities outstanding.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the increase (decrease) in equity of the Company during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Comprehensive income (loss) is reported in the consolidated statements of operations and comprehensive income (loss), including net income (loss) and foreign currency translation adjustments, presented net of tax.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2023 and December 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At September 30, 2023, the Company had cash of $5,295 and negative working capital of $2,152,984. For the nine months ended September 30, 2023 and September 30, 2022, the Company had losses of $677,701 and $1,308,603, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Nebulizers and components	$46,490	$50,894
Oral liquid health products	66,246	76,239
Beauty care products	95,373	104,500
Soft drinks	—	87,725
Other	1,637	2,815
Total Inventory	$209,746	$322,173

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$277,432	$293,434
Total Due from Related Parties	$277,432	$293,434

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Leasehold improvements	$20,006	$282,681
Construction in progress	499,733	323,832
Air conditioning equipment	22,215	20,343
Office equipment	23,709	28,230
Total property and equipment	565,663	655,086
Less accumulated depreciation and amortization	(37,341)	(38,434)
Property and equipment, net	$528,322	$616,652

For the three months ended September 30, 2023 and 2022, depreciation and amortization of property and equipment was $44,206 and $3,067, respectively.

For the nine months ended September 30, 2023 and 2022, depreciation and amortization of property and equipment was $66,309 and $9,885, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Distribution software	$33,917	$35,784
Experience center software	38,780	41,017
Patents acquired from related party	10,854	11,569
Total intangible assets	83,551	88,370
Less: Accumulated amortization	(27,966)	(20,691)
Intangible assets, net	$55,585	$67,679

For the three months ended September 30, 2023 and 2022, amortization of intangible assets expense was $2,862 and $2,208, respectively.

For the nine months ended September 30, 2023 and 2022, amortization of intangible assets expense was $8,640 and $6,253, respectively.

At September 30, 2023, the expected future amortization of intangible assets expense was:

Year ending December 31, 2023	$3,452
Year ending December 31, 2024	15,546
Year ending December 31, 2025	15,546
Year ending December 31, 2026	9,659
Thereafter	11,382
Total	$55,585

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($22,862 through July 31, 2023 and RMB 176,833 ($24,230) for the year ended July 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,008) through February 28, 2024 and RMB 317,233 ($43,468) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,757) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,009) from March 1, 2024 to February 28, 2026.

At September 30, 2023, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of September 30, 2023
Year ending December 31, 2023	$101,829
Year ending December 31, 2024	281,436
Year ending December 31, 2025	101,988
Year ending December 31, 2026	16,998
Total	$502,251

The operating lease liabilities totaling $490,781 at September 30, 2023 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $502,251 at September 30, 2023.

For the three months ended September 30, 2023 and September 30, 2022, occupancy expense attributable to leases was $124,370 and $177,153, respectively.

For the nine months ended September 30, 2023 and September 30, 2022, occupancy expense attributable to leases was $287,964 and $735,645, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Advancer 1	¥1,544,748	¥1,544,748	$211,667	$223,877
Advancer 2	550,000	550,000	75,363	79,710
Advancer 3	500,000	500,000	68,512	72,464
Advancer 4	348,000	348,000	47,684	50,435
Advancer 5	50,000	50,000	6,851	7,246
Advancer 6	50,000	50,000	6,851	7,246
Advancer 7	31,012	31,012	4,249	4,494
Advancer 8	31	31	4	5
Advancer 9	—	100,000	—	14,493
Advancer 10	6,000	—	822	—
	¥3,079,791	¥3,173,791	$422,005	$459,970

The related verbal agreements between Yubo Beijing and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Mr. Yang Wang (1)	$434,834	$417,609
Mr. Jun Wang (2)	1,046,267	639,443
Ms. Huang Li (3)	53,480	56,565
Mr. Jin Wei (4)	10,000	—
Total	$1,544,582	$1,113,617

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at September 30, 2023 and December 31, 2022.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2023 and December 31, 2022.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2023 and December 31, 2022.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,370,238 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

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

Yubo Chengdu, Yubo Jingzhi, Yubo Global and Yubo Beijing are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yubo Chengdu, Yubo Jingzhi, Yubo Global and Yubo Beijing may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund and a staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

Since inception to September 30, 2023, Yubo Chengdu, Yubo Jingzhi, Yubo Global, and Yubo Beijing have not generated any profit and had negative retained earnings as of September 30, 2023.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,377 at the 7.2980 current exchange rate at September 30, 2023). As of September 30, 2023, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On May 11, 2021, World Precision Medicine Technology Inc., a company owned and controlled by Cheung Ho Shun, a shareholder of Yubo International Biotech Limited, provided the Company $600,000 in a working capital loan. On November 24, 2021, April 14, 2022 and September 7, 2022, World Precision Medicine Technology, Inc. provided the Company additional loans of $70,000, $50,000, and $99,229, respectively. The four loans were due on demand and non-interest bearing.  In September 2022, the $819,229 loans owed to World Precision Medicine Technology Inc. were settled by conversion into 1,638,458 shares of Class A common stock at $0.50 per share. See NOTE 11 – SHAREHOLDERS’ EQUITY above.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to September 30, 2023.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, and $420,886 for the nine months ended September 30, 2023. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, and a net loss of $40,679 for the nine months ended September 30, 2023. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022 and a net loss of $125,761  for the nine months ended September 30, 2023 . These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2028. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2023 and December 31, 2022.

The components of deferred tax assets were as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
Net operating losses carry forward	$910,013	$763,182
Valuation allowance	(910,013)	(763,182)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(169,425)	$(327,151)
Net loss of Platinum	12,563	8,957
Increase in valuation allowance	146,831	318,242
Other	10,031	(48)
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2023 and December 31, 2022.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $68,512 at September 30, 2023). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 14.83% and 14.83%, respectively, of total sales for the nine months ended September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 14, 2023.

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

·

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

·

Exclusive Option Agreement. Pursuant the Exclusive Option Agreement, the shareholders of Yubo Beijing granted the WFOE an irrevocable and exclusive purchase option to acquire Yubo Beijing’s equity and/or assets at a nominal consideration. The WFOE may exercise the purchase option at any time.

·

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

On February 24, 2023, the CAC released the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which came into effect on June 1, 2023. A PI Handler may choose either (i) to complete a PIPC, or (ii) to conclude a PRC Standard Contract with the foreign recipient and submit it along with other required materials to the provincial-level CAC where the PI Handler is located for filing to ensure the legality of a cross-border transfer of personal information, as long as not falling into the circumstances required for a mandatory security assessment as mentioned above.

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

Cybersecurity Risk Management, Strategy, Governance and Incident Reporting

On July 26, 2023, the SEC adopted amendments to its rules to require disclosure regarding cybersecurity risk management, strategy, governance and incident reporting by public companies. The SEC’s adopted amendments require public companies to (i) disclose, on a current basis, any cybersecurity incident it deems to be material within four business days on a Form 8-K; (ii) describe, on a periodic basis, the company’s processes, if any, for the assessment, identification and management of material risks from cybersecurity threats, as well as whether any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect their business strategy, results of operations or financial condition; and (iii) describe, on a periodic basis, the board’s oversight of risks from cybersecurity threats and management’s role in assessing and managing those risks. The amendments will require ongoing evaluation and analysis of possible changes in our applicable processes and procedures, including regarding cyber incident response plans and procedures, disclosure analysis framework, risk management processes, and board oversight structure.

Disclosure

requirements for risk management, strategy and governance will become effective for all registrants for fiscal years ending on or after December 15, 2023. As such, we will be required to provide our risk management strategy and governance disclosures in our annual report on Form 10-K for the year ending December 31, 2023. The material incident disclosure requirements will become effective on or after December 18, 2023. We, as a “smaller reporting company”, have a 180-day deferral period to postpone the disclosure of any material cybersecurity incident in current report on Form 8-K. As such, we will be required to report material cybersecurity incidents beginning June 2024.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Two customers accounted for approximately 14.8% and 14.8% of Yubo Beijing’s total sales for the nine months ended September 30, 2023.

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

Critical Accounting Principles and Estimates

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report.

As of September 30, 2023, the impact of COVID-19 on our business continued to unfold. As a result, many of our estimates and assumptions carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our estimates may change in future periods.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022 and for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Sales, Cost of Goods Sold and Gross Profit

Our sales increased to $428,510 for the three months ended September 30, 2023 from $14,580 for the three months ended September 30, 2022, primarily as a result of  the launch of our new health management and health maintenance services as a new revenue stream during the quarter. Our cost of goods sold increased to $84,428 for the three months ended September 30, 2023 from $4,980 for the three months ended September 30, 2022, primarily as a result of the increase in sales. Accordingly, our gross profit increased to $344,082 for the three months ended September 30, 2023 from $9,600 for the three months ended September 30, 2022.

Our sales increased to $582,390 for the nine months ended September 30, 2023 from $37,763 for the nine months ended September 30, 2022, primarily as a result of the launch of our new health management and health maintenance services as a new revenue stream during the third quarter. Our cost of goods sold increased to $181,267 for the nine months ended September 30, 2023 from $14,046 for the nine months ended September 30, 2022, primarily as a result of the increase in sales. Accordingly, our gross profit increased to $401,123 for the nine months ended September 30, 2023 from $23,717 for the nine months ended September 30, 2022.

Operating Expenses

Our operating expenses increased to $337,659 for the three months ended September 30, 2022 from $247,870 for the three months ended September 30, 2022, primarily as a result of a decrease in employee compensation expense.

Our operating expenses decreased to $1,078,508 for the nine months ended September 30, 2023 from $1,332,422 for the nine months ended September 30, 2022, primarily as a result of a decrease in occupancy expense.

Income (Loss) from Operations

Our income from operations was $6,423 for the three months ended September 30, 2023, as compared to loss from operations of $(238,096) for the three months ended September 30, 2022. The increase in our income from operations was primarily due to the new revenue stream provided by our new health management and health maintenance services that we launched in the third quarter.

Our loss from operations was $(1,078,508) for the nine months ended September 30, 2023, as compared to $(1,308,705) for the nine months ended September 30, 2022. The decrease in our loss from operations was primarily due to the new revenue stream provided by our new health management and health maintenance services that we launched in the third quarter.

Other Income (Expense)

Our other expense was $(130) for the three months ended September 30, 2023, as compared to other income of $174 for the three months ended September 30, 2022. The decrease was primarily due to interest expense.

Our other expense was $(316) for the nine months ended September 30, 2023, as compared to other income of $102 for the nine months ended September 30, 2022. The decrease was primarily due to interest expense.

Net Income (Loss)

Our net income was $6,293 for the three months ended September 30, 2023, as compared to a net loss of $(238,096) for the three months ended September 30, 2022. The increase in our net income was primarily due to higher gross profit and higher revenue from the new revenue stream.

Our net loss was $(677,701) for the nine months ended September 30, 2023, as compared to $(1,308,603) for the nine months ended September 30, 2022. The decrease was primarily due to higher gross profit and higher revenue from the new revenue stream.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and equivalents on hand of $5,295 and a negative working capital of $(2,152,984). Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2023. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the fourth quarter of 2023 through the next fiscal year. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(180,618) for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $88,578 for the nine months ended September 30, 2022. The decrease in cash from operations was primarily due to an increase in prepaid expense.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was nil for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $(39,772) for the nine months ended September 30, 2022. The decrease in cash from investing activities was primarily due to that no intangible assets were purchased during the nine month ended September 30, 2023.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was nil for the nine months ended September 30, 2023, as compared to $nil for the nine months ended September 30, 2022.

Current Liabilities

As of September 30, 2023, Yubo Beijing received an aggregate amount of $422,005 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

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

As of September 30, 2023, we also had payables due to Mr. Jun Wang, our director, President and Chief Executive Officer, in the amount of $1,046,267, to Mr. Yang Wang, our director, in the amount of $434,834, to Mr. Huang Li, our indirect shareholder, in the amount of $53,480, and to Mr. Jin Wei, our shareholder, in the amount of $10,000.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2023 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2023, we had net income (loss) of $6,293 and $(677,701), respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: November 20, 2023	By:	/s/ Jun Wang
Jun Wang
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

