Form 10-K
period 2023-12-31
Yubo International Biotech Ltd
filed 2024-04-12
CIK 895464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the Class A common stock on the OTC Markets on June 30, 2023, was approximately $2,979,728.

As of April 12, 2024, 119,816,343 shares of Class A common stock, $0.001 par value, and 4,447 shares of Class B common stock, $0.001 par value, of the Registrant were outstanding.

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

ii

PART I

Item 1. Business.

In this Annual Report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and New York corporation, formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong (“Platinum HK”), and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the “WFOE”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, and, through contractual arrangements with, the Chinese operating company.

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

Recent Development

On October 10, 2023, Yubo Beijing acquired a wholly-owned subsidiary, Phoenix Club Bio-Medical Technology (Chengdu) Co., Ltd, which will engage in technical services, technical consulting, technical promotion, medical device sales and Internet sales.

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

Business Model

Yubo Beijing’s business model leverages its ability to integrate the upstream, middle stream and downstream of its stem cell based product cycle. With respect to the upstream of the industrial chain, Yubo Beijing intends to build a public resource library of endometrial stem cells to meet the demand for high-quality cells from stem cell application and treatment centers in China. See “—Business Strategy—Stem Cell Storage Facility” above and “—Service and Products—Endometrial Stem Cell Bank” below. With respect to the middle and downstream of the industrial chain, Yubo Beijing intends to open and operate biological experience center stores where it integrates the functions of display, trial and sale of its light application products under the brand “VIVCELL,” and at the same time, can train and develop its sales personnel. By continuing to build and develop the “VIVCELL” brand, it plans to expand the biological experience center stores into a nationwide franchise. We believe Yubo Beijing’s integrated approach provides it with a competitive advantage.

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

Subsequent to the entry into the lease and the Entrustment Technical Service Agreement, Yubo Beijing has completed the design for the stem cell bank and obtained a business license for the stem cell bank from the Market Supervision Administration of Chengdu Municipality. The establishment of the stem cell bank has been submitted for filing with the Chengdu Municipal Development and Reform Commission, the Science and Technology Bureau and the Health Commission, and has been under review to date. The blue print design of the stem cell bank has been approved by Health Commission and Fire and Rescue department.

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

We expect that Yubo Beijing will complete the first stage of building the stem cell bank, which mainly consists of tenant improvement and equipment procurement, by December 2024. Yubo Beijing may begin recruiting qualified donors after the completion of the first stage when the stem cell bank becomes operational. The stem cell bank is expected to be fully operational at its designed capacity by 2028.

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

Manufacturing

Yubo Beijing relies on third parties to manufacture its light application products and certain of the medical devices used in the collection and testing of stem cells. Yubo Beijing has entered into a Cooperation Agreement with Beijing Zhenxigu Medical Research Center (L.P.), and Huailai Huayue Hengsheng Medical Device Co., Ltd., pursuant to which Huailai Huayue Hengsheng Medical Device Co., Ltd. has agreed to conduct sample trial production of Yubo Beijing’s liquid dressing products. Yubo Beijing also entered into an agreement with Xi’an Hongfa Pharmaceutical Co., Ltd., pursuant to which Xi’an Hongfa Pharmaceutical Co., Ltd. manufactures certain other light application products for Yubo Beijing.

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

According to a market research conducted by Shenzhen Forward Industry Research Institute in 2021, there were approximately 77,990 companies engaged in stem cell collection and storage, research and development, and application in China. The applications of stem cell products mainly include treatment of disease, organ transplantation, and aesthetic medicine. Due to Yubo Beijing’s unique core technology, we believe there is no company in China whose main business is endometrial stem cell storage. At present, we believe no companies mainly engage in cell light application products and have product lines similar to Yubo Beijing’s products.

Yubo Beijing’s current key competitor is VCANBIO CELL&GENE (SHA: 600645), whose main products include cell preparation and storage, genetic testing, etc. Its revenue in 2022 was approximately RMB1.6 billion according to its annual report for the fiscal year ended December 31, 2022.

Employees

Yubo Beijing employs 18 employees at its headquarters, located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC as of the date of this Annual Report. Yubo Beijing’s employees include three executive officers, two financial department personnel, two administrative management personnel, two commercial personnel, one business development personnel, seven planning and marketing personnel, and one person in IT management.

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

On February 24, 2023, the CAC published the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which became effective on June 1, 2023. A PI Handler may choose either (i) to complete a PIPC, or (ii) to conclude a PRC Standard Contract with a foreign recipient and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer of personal information, as long as not falling into the circumstances required for a mandatory security assessment as mentioned above.

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

Pursuant to HGR Regulation, there are some limitations for foreign entities, individuals and such entities established or actually controlled thereby (“Restricted Entities”, and each, a “Restricted Entity”) to engage in activities relating to human genetic resources. For example, the Restricted Entity is not allowed to collect or preserve human genetic resources of China, while it is prohibited from using human genetic resources of China unless that such Restricted Entity have obtained an approval from relevant government authority or have filed with relevant government authority for international cooperation with a domestic entity. On May 26, 2023, the Ministry of Science and Technology of China issued the Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”), which became effective from July 1, 2023. The HGR Implementing Rules further clarified that a domestic entity actually controlled by non-PRC entities/individual through investment or contractual arrangements may also be deemed as a Restricted Entity, to the extent that such non-PRC entities/individuals can exercise control or significant influence over the decision-making and management of such domestic entity. This would potentially cover the VIE arrangement adopted by us. We cannot assure you that Yubo Beijing, as a VIE, will not be deemed as Restricted Entities in the future, given the newly released HGR Implementing Rules. If Yubo Beijing is deemed as a Restricted Entity by relevant government authority, we will be required to obtain approvals or file with relevant government authority which could result in additional cost and our business, financial condition and results of operations will be adversely affected.

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

The Holding Foreign Companies Accountable Act, or the HFCA Act, and the related regulations are evolving quickly. Further implementations and interpretations of or amendments to the HFCA Act or the related regulations, or a PCAOB’s determination of its lack of sufficient access to inspect our auditor, might pose regulatory risks to and impose restrictions on us because of Yubo Beijing’s operations in mainland China, and you may be deprived of the benefits of such inspection and our stocks could be delisted from the stock exchange pursuant to the HFCA Act.

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement.

On November 5, 2021, the SEC adopted the PCAOB rule to implement the HFCA Act, which provides a framework for the PCAOB to determine whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction.

On December 2, 2021, SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCA Act. The rules apply to registrants the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (the “Commission-Identified Issuers”). A Commission-Identified Issuer will be required to comply with the submission and disclosure requirements in the annual report for each year in which it was identified. If a registrant is identified as a Commission-Identified Issuer based on its annual report for the fiscal year ended December 31, 2021, the registrant will be required to comply with the submission or disclosure requirements in its annual report filing covering the fiscal year ended December 31, 2022.

On December 16, 2021, the PCAOB issued its determinations (the “Determination”) that they are unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong. The Determination includes lists of public accounting firms headquartered in mainland China and Hong Kong that the PCAOB is unable to inspect or investigate completely.

On August 26, 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong. On December 15, 2022, the PCAOB Board determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. The PCAOB continues to demand complete access in mainland China and Hong Kong moving forward and has resumed regular inspections since March 2023. However, should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB Board will consider the need to issue a new determination.

On December 29, 2022, a legislation entitled “Consolidated Appropriations Act, 2023” (the “Consolidated Appropriations Act”), was signed into law by President Biden. The Consolidated Appropriations Act contained, among other things, an identical provision to Accelerating Holding Foreign Companies Accountable Act, which reduces the number of consecutive non-inspection years required for triggering the prohibitions under the HFCA Act from three years to two.

The enactment of the HFCA Act and any additional actions, proceedings, or new rules resulting from these efforts to increase U.S. regulatory access to audit information could cause investors uncertainty for affected issuers and the market price of shares of our Class A common stock could be adversely affected, and we could be delisted if our auditor is unable to meet the PCAOB inspection requirement.

The inability to perform inspections prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors based in China and Hong Kong. As a result, investors may be deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China and Hong Kong makes it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures and quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our auditor, Michael T. Studer CPA P.C., an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis and it is not included in the PCAOB Determinations. However, we cannot assure you whether OTC Markets or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

We expect our existing cash will be sufficient to fund our capital requirements through 2024, and we currently plan to raise additional capital in 2024. In addition, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. In addition, you may experience further dilution to the extent that shares of our Class B common stock are issued and sold to raise capital. As of the date of this Annual Report, we have authorized 3,750,000 shares of Class B common stock, at a par value of $0.001 per share, of which 4,447 shares of Class B common stock were issued and outstanding. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 79.3% of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 3: Going Concern to our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

Yubo Beijing’s proprietary, next-generation stem cell derived technologies, approach for stem cell storage facilities and manufacturing platform for its stem cell based products, represent emerging approaches to medical treatments that face significant challenges and hurdles.

Yubo Beijing currently has the following main commercialized products: respiratory atomization products and cell basidiomycetes compound drink. Yubo Beijing plans to market and commercialize its other planned light application products soon. Because stem cell-based healthcare products and therapies represent a relatively new field of, developing and commercializing Yubo Beijing’s products subjects us to a number of risks and challenges, including:

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

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	·general market conditions for capital-raising activities by medical companies; and

•	economic, political and other conditions in China and elsewhere.

No assurances can be given that we will be able to obtain additional capital in a timely manner or on commercially acceptable terms or at all.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are a holding company. Yubo Beijing has implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software, and its critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data related to its stem cell bank and customers of its light application products and health related services (collectively, the “Information Systems and Data”).

The cybersecurity function within Yubo Beijing helps identify, assess and manage its cybersecurity threats and risks. The cybersecurity function identifies and assesses risks from cybersecurity threats by monitoring and evaluating the threat environment using various methods including, for example manual tools, internal or external audits, automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, conducting vulnerability assessments to identify vulnerabilities, conducting scans of the threat environment, and evaluating threats reported to management. Yubo Beijing implements and maintains various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to the Information Systems and Data, including, for example: an incident response policy, incident detection and response, data encryption, network security controls, system monitoring, penetration testing, employee training, a dedicated cybersecurity staff member, and physical security mechanisms.

Yubo Beijing’s assessment and management of material risks from cybersecurity threats are integrated into its overall risk management processes. For example, the cybersecurity function works with management to prioritize the risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to its business.

Yubo Beijing uses third-party service providers to assist it from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms. Yubo Beijing also uses third-party service providers to perform a variety of functions throughout its business, such as application providers and hosting companies. Yubo Beijing manages cybersecurity risks associated with its use of these providers by reviewing their security assessments and applicable reports.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and is responsible for overseeing the cybersecurity and other information technology risks. Our board also oversees Yubo Beijing’s management’s implementation of the cybersecurity risk management program.

The Board receives periodical reports from Yubo Beijing’s management on cybersecurity risks. In addition, Yubo Beijing’s management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Board also receives briefings from Yubo Beijing’s management on the cyber risk management program. Board members receive presentations on cybersecurity topics certain Yubo Beijing’s management, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Yubo Beijing’s management team is responsible for assessing and managing the material risks from cybersecurity threats. The team has primary responsibility for its overall cybersecurity risk management program and supervises both its internal cybersecurity personnel and its retained external cybersecurity consultants. Yubo Beijing’s management team’s experience includes decades of managing public pharmaceutical companies, including their related information technology and cybersecurity risk management programs.

Yubo Beijing’s management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by Yubo Beijing; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Yubo Beijing’s headquarters are located at Room 105, Building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC and consist of approximately 746 square meters of office space. The lease for Yubo Beijing’s headquarters had an initial term of two years and four months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of two years and eight months from December 1, 2021 to July 31, 2024. The lease also provides for monthly rent and management fees totaling RMB 181,102  (approximately $25,579 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023) during the initial term of the lease, subject to increase thereafter. As of December 31, 2023, Yubo Beijing is past due in this lease obligation in the amount of RMB2,270,783 (approximately $320,732 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2023 included elsewhere in this annual report.

Effective March 1, 2021, we, through Yubo Global, entered into a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of five years from March 1, 2021 to February 28, 2026. The lease also provided for payments of monthly rent to the landlord of approximately RMB300,000 (approximately $42,373 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023). On August 31, 2021, the lease agreement was terminated by mutual agreement of the parties.

Effective September 1, 2021, Yubo Jingzhi entered into a lease agreement with Sichuan Anyi Hengke Tech Co., Ltd. to rent approximately 1,282 square meters of laboratory space in Chengdu, China. The lease provides for a lease term from September 1, 2021 to February 28, 2026. The monthly rent payment under the lease is RMB55,141 (approximately $7,788 at an exchange rate of RMB7.0800 =US$1.00 as of December 31, 2023) from September 1, 2021 to February 28, 2024 and will be increased to RMB58,449 (approximately $8,256 at an exchange rate of RMB7.0800 =US$1.00 as of December 31, 2023) from March 1, 2024 to February 28, 2026.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the OTC Marketplace under the symbol “YBGJ.” Previously, it traded under the symbol “MAGAA” until December 4, 2020. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On  April 10, 2024, the last reported sale price of our Class A common stock on the OTC Marketplace was $0.9575 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our Class A common stock on MarketWatch, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
April 1, 2024 through April 10, 2024	$0.99	$0.9575
March 31, 2024	$1.04	$0.30
December 31, 2023	$0.52	$0.21
September 30, 2023	$0.59	$0.12
June 30, 2023	$0.38	$0.07
March 31, 2023	$0.10	$0.07
December 31, 2022	$0.14	$0.08
September 30, 2022	$0.17	$0.06
June 30, 2022	$0.21	$0.07
March 31, 2022	$0.43	$0.23
December 31, 2021	$0.50	$0.22
September 30, 2021	$1.10	$0.39
June 30, 2021	$1.30	$0.23
March 31, 2021	$3.98	$1.23

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

Purchase of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2023 and 2022 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities – current, and operating lease liabilities – noncurrent on the balance sheets. The initial lease liability is equal to the future fixed minimum lease payments discounted using our incremental borrowing rate, on a secured basis. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.

Revenue Recognition

We derive our revenue from (1) the sale of certain health management services (commenced in the quarterly period ended September 30, 2023 and (2) the sale of nebulizers containing frozen tubes with medical fluid, which are sold as one unit to our customers, and cell basidiomycetes compound drink, which was launched in early 2021. Our nebulizers and cell basidiomycetes compound drink have a shelf life of 12 months and 18 months, respectively, if kept under regular room temperature. The nebulizers are sold directly to consumers on our online e-commerce platform. We recognize product revenues from customers following a five-step model, which requires us to exercise judgment when considering the terms of contracts and includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied, which occurs when our products are delivered to customers. We do not allow sales returns or exchanges. Revenue is recorded net of value-added tax (“VAT”).

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

Results of Operations

For the years ended December 31, 2023 and 2022

Sales

Our sales were $604,676 for the year ended December 31, 2023, as compared to $104,283 for the year ended December 31, 2022. The increase in sales was due to the launch of our health management and health maintenance services as a new revenue stream in 2023.

Cost of Goods Sold

The cost of goods sold was $185,491 for the year ended December 31, 2023, as compared to $51,631 for the year ended December 31, 2022. The increase in cost of goods sold was due to increase in sales.

Gross Profit

Our gross profit was $419,185 for the year ended December 31, 2023, as compared to $52,652 for the year ended December 31, 2022. The increase in gross profit was due to the launch of our health management and health maintenance services in 2023.

Operating Expenses

Our operating expenses were $1,613,891 for the year ended December 31, 2023, as compared to $1,257,875 for the year ended December 31, 2022. Our operating expenses increased in 2023 primarily as result of increases in occupancy expense and depreciation and amortization.

Loss from Operations

Our loss from operations was $(1,194,706) for the year ended December 31, 2023, as compared to $(1,205,223) for the year ended December 31, 2022. The decrease in our loss from operations was primarily due to the new revenue stream provided by our health management and health maintenance services.

Other Income (Expenses)

Our other expense was $(337) for the year ended December 31, 2023, as compared to other income of $229 for the year ended December 31, 2022. The increase  in other  income (expense) was primarily due to an increase in interest expense.

Net Loss

Our net loss was $(1,195,083) for the year ended December 31, 2023, as compared to $(1,204,994) for the year ended December 31, 2022. The decrease in net loss was primarily due to higher gross profit and higher revenue from the new revenue stream.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents on hand of $6,359 and a negative working capital of $(2,670,210). Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2024. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in 2024. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(738,971) for the year ended December 31, 2023, as compared to net cash used in operating activities of $(600,953) for the year ended December 31, 2022. The increase in cash used in operating activities was primarily due to an increase in prepaid expense.

Net cash used in investing activities

Net cash used in investing activities was $nil for the year ended December 31, 2023, as compared to $39,772 for the year ended December 31, 2022. The decrease in net cash used in investing activities was primarily due to that no intangible assets were purchased in 2023.

Net cash provided by financing activities

Net cash provided by financing activities was $745,649 for the year ended December 31, 2023, as compared to $669,186 for the year ended December 31, 2022. The increase in net cash provided by financing activities was primarily due to increase in shareholder loans.

Going Concern

The audited financial statements for the fiscal year ended December 31, 2023 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Current Liabilities

As of December 31, 2023, Yubo Beijing received an aggregate amount of RMB3,073,791 (approximately $434,151 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023) from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances.

We also had certain short-term borrowings from our directors totaling $1,859,276 as of December 31, 2023, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under certain operating leases. The following table sets forth our principal commitments as of December 31, 2023:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$400,422	$281,436	$118,976	$—	$—

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

For the years ended December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yubo International Biotech Limited  (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2023 and December 31, 2022 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2023 and December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022 and the results of its operations and cash flows for the years ended December 31, 2023 and December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

April 12, 2024

We have served as the Company’s auditor since 2020.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$6,359	$18,220
Receivables	79,654	51,932
Prepaid expenses	138,673	64,253
Inventory	214,575	322,173
Due from related parties	285,974	293,434
Total Current Assets	725,235	750,012

Property and equipment, net	375,209	616,652
Intangible assets, net	54,408	67,679
Operating lease right of use asset	391,913	790,499
Lease security deposits	120,502	123,709
Total Assets	$1,667,269	$2,348,551
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $454,411 and $276,325 of December 31, 2023 and December 31, 2022, respectively)	$825,632	$549,838
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $434,151 and $459,970 as of December 31, 2023 and December 31, 2022, respectively)	434,151	459,970
Due to related parties (including due to related parties without recourse to the Company of $1,690,922 and $1,057,052 as of December 31, 2023 and December 31, 2022, respectively)	1,859,276	1,113,617
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $182,856 and $316,185 as of December 31, 2023 and December 31, 2022, respectively)	276,386	400,054
Total Current Liabilities	3,395,445	2,523,479

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $0 and $122,976 as of December 31, 2023 and December 31, 2022, respectively)	115,527	390,445
Total Liabilities	3,510,972	2,913,924

Commitments and contingencies

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at December 31, 2023 and December 31, 2022.	119,816	119,816
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2023 and December 31, 2022.	4	4
Additional Paid in Capital	2,935,190	2,935,190
Accumulated deficit	(4,885,509)	(3,690,426)
Accumulated other comprehensive income (loss)	(13,204)	70,043
Total Shareholders' Equity	(1,843,703)	(565,373)
Total Liabilities and Shareholders' Equity	$1,667,269	$2,348,551

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the year ended December 31,
	2023	2022

Revenue
Sales of products and services	$604,676	$104,283
Cost of goods and services sold	(185,491)	(51,631)
Gross Profit	419,185	52,652
Operating expenses:
Sales commissions	—	9,582
Employee compensation	617,887	674,720
Occupancy	489,591	362,346
Provision for doubtful accounts	—	(45,130)
Depreciation and amortization of property and equipment	178,312	18,098
Amortization of intangible assets	11,700	9,439
Other operating expenses	316,401	228,820
Total Operating Expenses	1,613,891	1,257,875
Income (loss) from operations	(1,194,706)	(1,205,223)

Other Income (Expenses)
Interest income (expense) – net	(377)	229
Total Other Income (Expenses)	(377)	229

Loss before Provision for Income Tax	(1,195,083)	(1,204,994)

Provision for Income Tax	—	—

Net loss	$(1,195,083)	$(1,204,994)
Net loss per share basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	118,721,045

Comprehensive income (loss)
Net loss	$(1,195,083)	$(1,204,994)
Foreign currency translation adjustment	(83,247)	(48,410)
Total comprehensive income (loss)	$(1,278,330)	$(1,253,404)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit
Balance, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	$(3,690,426)	70,043	$(565,373)

Net loss for the year ended December 31, 2023	—	—	—	—	—	(1,195,083)	—	(1,195,083)

Foreign currency translation adjustment	—	—	—	—	—	—	(83,247)	(83,247)

Balance, December 31, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,885,509)	(13,204)	$(1,843,703)

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit
Balance, December 31, 2021	118,177,885	$118,178	4,447	$4	$2,117,599	$(2,485,432)	$118,453	$(131,198)

Conversion of World Precision Debt	1,638,458	1,638	—	—	817,591	—	—	819,229

Net loss for the year ended December 31, 2022	—	—	—	—	—	(1,204,994)	—	(1,204,994)

Foreign currency translation adjustment	—	—	—	—	—	—	(48,410)	(48,410)

Balance, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	$(3,690,426)	$70,043	$(565,373)

The accompanying notes are an integral part of these consolidated financial statement.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the year ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(1,195,083)	$(1,204,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,012	27,537
Changes in operating assets and liabilities:
Receivables	(27,722)	110,025
Prepaid expenses	(74,420)	242,725
Inventory	107,598	(157,871)
Due from related parties	7,460	104,156
Lease security deposits	3,209	28,448
Accounts payable and accrued expenses	275,794	274,007
Advances from prospective customers/distributors	(25,819)	(24,986)
Net cash used in operating activities	(738,971)	(600,953)

Cash flows from investing activities:
Purchase of intangibles	—	(39,772)
Net cash used in investing activities	—	(39,772)

Cash flows from financing activities:
Advances from related parties (net)	745,659	669,186
Net cash provided by financing activities	745,659	669,186

Effect of exchange rate changes	(18,549)	(37,758)

Net increase (decrease) in cash	(11,861)	(9,297)
Cash at beginning of period	18,220	27,517
Cash at end of period	$6,359	$18,220
Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$—	$—
Non-cash Investing and Financing Activities
Settlement of due to related party in exchange for 1,638,458 shares of Class A common stock	$—	$819,229

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

On October 10, 2023, Yubo Beijing acquired a wholly owned subsidiary Phoenix Club Bio-Medical Technology (Chengdu), Co., Ltd. (“Yubo Phoenix”) , a company incorporated on April 12, 2021. Prior to October 10, 2023, Yubo Phoenix had minimal business operations.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name		Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• •	A holding company Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• • •	A Cayman Island company Incorporated on April 7, 2020 A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• • •	A Hong Kong company Incorporated on May 4, 2020 A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• • • •	A PRC company and deemed a wholly foreign owned enterprise Incorporated on September 4, 2020 Subscribed capital of $1,500,000 A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• • • •	A PRC limited liability company Incorporated on June 14, 2016 Subscribed capital of $1,454,038 (RMB 10,000,000) Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	•	A PRC company incorporated on January 21, 2021	100% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	•	A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	•	A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at December 31, 2023 and December 31, 2022 consist of:

	December 31, 2023	December 31, 2022
Cash	$1,115	$3,922
Receivables (net)	28,249	624
Prepaid Expenses	107,921	52,804
Inventory	214,575	322,173
Due from related parties	285,974	293,434
Property and equipment (net)	13,806	14,766
Intangible assets (net)	54,409	67,679
Operating lease right of use asset	182,856	499,161
Lease security deposit	83,201	85,372
Investment in Yubo Jingzhi and Yubo Phoenix (A)	259,887	217,391
Receivables from other consolidated entities (A)	357,860	337,790
Total assets	1,589,853	1,895,116

Accounts payable and accrued expenses	454,411	276,325
Advances from prospective customers/distributors	434,151	459,970
Due to related parties	1,690,922	1,057,052
Operating lease liabilities	182,856	499,161
Payables to other consolidated entities (A)	459,181	437,826
Total liabilities	3,221,521	2,730,334
Shareholders' equity	$(1,631,668)	$(835,218)

(A) Eliminated in consolidation.

Except for $134,713 occupancy expense, $170,909  depreciation expense and $60,263 other operating expenses for the year ended December 31, 2023 and except for $117,595 occupancy expense, $4,815 depreciation expense  and $121,587 other operating expenses for the year ended December 31, 2022, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the year ended December 31, 2023 and December 31, 2022 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.9887 RMB for the year ended December 31, 2023 and $1=6.6288 for the year ended December 31, 2022), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.0800 RMB at December 31, 2023 and $1=6.900 RMB at December 31, 2022), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2023 and December 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At December 31, 2023, the Company had cash of $6,359 and negative working capital of $2,670,210. For the years ended December 31, 2023 and December 31, 2022, the Company had losses of $1,195,083 and $1,204,994, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2023	2022
Nebulizers and components	$47,718	$50,894
Oral liquid health products	67,242	76,239
Beauty care products	97,988	104,500
Soft drinks	—	87,725
Other	1,627	2,815
Total Inventory	$214,575	$322,173

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	December 31,	December 31,
	2023	2022
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$285,974	$293,434
Total Due from Related Parties	$285,974	$293,434

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receicable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2023	2022
Leasehold improvements	$514,288	$282,681
Construction in progress	—	323,832
Air conditioning equipment	19,826	20,343
Office equipment	27,512	28,230
Total property and equipment	561,626	655,086
Less accumulated depreciation and amortization	(186,417)	(38,434)
Property and equipment, net	$375,209	$616,652

For the years ended December 31, 2023 and 2022, depreciation and amortization of property and equipment was $178,312 and $18,098,  respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,	December 31,
	2023	2022
Distribution software	$34,961	$35,784
Experience center software	39,974	41,017
Patents acquired from related party	11,188	11,569
Total intangible assets	86,123	88,370
Less: Accumulated amortization	(31,715)	(20,691)
Intangible assets, net	$54,408	$67,679

For the year ended December 31, 2023 and 2022, amortization of intangible assets expense was $11,700 and $9,439, respectively.

At December 31, 2023, the expected future amortization of intangible assets expense was:

Year ending December 31, 2024	$15,546
Year ending December 31, 2025	15,546
Year ending December 31, 2026	11,935
Thereafter	13,657
Total	$54,408

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($22,862 through July 31, 2023 and RMB 176,833 ($24,976) for the year ended July 31, 2024. As of December 31, 2023, Yubo Beijing is past due in this lease obligation in the amount of RMB2,270,783 ($320,732). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2023.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($42,770) through February 28, 2024 and RMB 317,233 ($44,807) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,996) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,256) from March 1, 2024 to February 28, 2026.

At December 31, 2023, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of December 31, 2023
Year ending December 31, 2024	$281,436
Year ending December 31, 2025	101,988
Year ending December 31, 2026	16,998
Total	$400,422

The operating lease liabilities totaling $391,913 at December 31, 2023 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $400,422 at December 31, 2023.

For the years ended December 31, 2023 and December 31, 2022, occupancy expense attributable to leases was $489,591 and $362,346 respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Advancer 1	¥1,544,748	¥1,544,748	$218,185	$223,877
Advancer 2	550,000	550,000	77,684	79,710
Advancer 3	500,000	500,000	70,621	72,464
Advancer 4	348,000	348,000	49,153	50,435
Advancer 5	50,000	50,000	7,062	7,246
Advancer 6	50,000	50,000	7,062	7,246
Advancer 7	31,012	31,012	4,380	4,494
Advancer 8	31	31	4	5
Advancer 9	—	100,000	—	14,493
	¥3,073,791	¥3,173,791	$434,151	$459,970

The related verbal agreements between Yubo Beijng and the eight remaining advancers provide for the eight remaining advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining  PRC advancers have the right to request the return of their advances.

 NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,	December 31,
	2023	2022
Mr. Yang Wang (1)	$446,992	$417,609
Mr. Jun Wang (2)	1,287,158	639,443
Ms. Huang Li (3)	55,127	56,565
Mr. Jin Wei (4)	30,000	—
Mr. Yanxin Wang	30,000	—
Ms. Lina Fang	10,000	—
Total	$1,859,276	$1,113,617

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at December 31, 2023 and December 31, 2022.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2023 and December 31, 2022.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at December 31, 2023 and December 31, 2022.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,412,429 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries or its VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix, and Yubo Beijing only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix, and Yubo Beijing.

Yubo Chengdu, Yubo Jingzhi, Yubo,Global, Yubo Phoenix and Yubo Beijing are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix and Yubo Beijing may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund and a staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

Since inception to December 31, 2023, Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix and Yubo Beijing have not generated any profit and had negative retained earnings as of December 31, 2023.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($28,220 at the 7.0800 current exchange rate at  December 31, 2023). As of December 31, 2023, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to December 31, 2023.

People’s Republic of China

Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”), Yubo Jingzhi Biotechnology (Chengdu) Co. LTD. (“Yubo Jingzhi”), Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”), Phoenix Club Biomedical Technology, (Chengdu) Co., LTD (“Yubo Phoenix”), and Yubo International Biotech (Beijing) Limited were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on their taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to December 31, 2023.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, and $846,852 for the year ended December 31, 2023. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, and a net loss of $20,859 for the year ended December 31, 2023. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31,  2022 and a net loss of $284,501 for the year ended December 31, 2023 . These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2028. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2023 and December 31, 2022.

The components of deferred tax assets were as follows:

	December 31, 2023	December 31, 2022

Net operating losses carry forward	$1,051,235	$763,182
Valuation allowance	(1,051,235)	(763,182)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Income tax (benefit) at 25%	$(298,771)	$(301,249)
Net loss of Platinum	15,063	30,373
Increase in valuation allowance	288,053	270,988
Other	(4,345)	(112)
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of December 31, 2023 and December 31, 2022.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $70,621 at December 31, 2023). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Five customers accounted for 14.5%, 14.5%, 14.5%, 12.8%, and 12.1%, respectively, of total sales for the year ended December 31, 2023. One customer accounted for 37% of total sales for the year ended December 31, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers, and their positions with us, as of the date hereof, are as follows:

Name	Age	Positions with the Company
Jun Wang	56	President and Director
Yang Wang	44	Chief Executive Officer and Director
Lina Liu	44	Chief Financial Officer, Treasurer, Secretary and Director
Zhihui Bai	38	Director

Jun Wang. Mr. Jun Wang was appointed as our President and a Director in 2020. He has also served as the President of Yubo Beijing since 2019. From 2015 to 2019, Mr. Wang served as President of Borongtai Asset Management (Beijing) Co., Ltd. He graduated with a Bachelor’s degree from Tianjin Commercial University, Department of Business Management in 1989. In making the decision to appoint Mr. Wang to serve as a director, the Board considered, in addition to the criteria referred to above, his extensive marketing experience in the healthcare industry, current service as our Chief Executive Officer and his comprehensive knowledge of Yubo Beijing, its business and operations.

Yang Wang. Mr. Yang Wang was appointed as our Chief Executive Officer and a Director in 2020. He has also served as the Chief Executive Officer of Yubo Beijing since 2019. From 2015 to 2019, Mr. Wang served as General Manager of Beijing Zunsheng Investment Consulting Co., Ltd. Additionally, he has worked for Horwath Financing Asia Limited, Mingli CHINA Growth Fund, Peking University Shangshuai Alumni Industry Investment Fund and Zhonsheng Capital Partners. He graduated with an MBA from New York Institute of Technology in 2014. Mr. Wang’s experience in the capital markets and mergers and acquisitions were the primary qualifications that the Board considered in appointing him as a director of the Company.

Lina Liu. Ms. Liu was appointed as our Chief Financial Officer, Treasurer and Secretary in 2020. She has also served as Chief Financial Officer of Yubo Beijing since 2019. From 2015 to 2019, she served as Chief Financial Officer of Borongtai Asset Management (Beijing) Co., Ltd. Additionally, she has over five years of experience working for Ernst & Young. Ms. Liu graduated with a Master of Accounting from the Central University of Finance and Economics in 2007.

Zhihui Bai. Mr. Bai was appointed as our Director in 2020. He has also served as General Manager of Beijing Zhenhuikang Biotech Co. LTD from 2015 to present. He graduated with a Master’s degree from Sofia University in 2022. Mr. Bai’s experience in the stem cell industry, including in product design, selection and production were the primary qualifications that the Board considered in appointing him as a director of the Company.

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

Committees of the Board

Our Board held no formal meetings during the year ended December 31, 2023. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

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

Director Independence

During the twelve-month ended December 31, 2023, we have one independent director, Zhihui Bai, on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ Stock Market, and the SEC.

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

Item 11. Executive Compensation.

Board Compensation

Except as described under “—Employment Agreements” below with respect to the employment agreement with Jun Wang, Yang Wang, and Lina Liu, we have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Executive Compensation

Name and Principal Position	Year	Annual Salary ($US)*	Bonus ($US)*	Total ($US)*

Jun Wang, President	2023	$13,559	54,238	67,797
	2022	$13,559	54,238	67,797
Yang Wang, CEO	2023	$14,915	35,932	50,847
	2022	$14,915	35,932	50,847
Lina Liu, CFO	2023	$13,559	37,288	50,847
	2022	$13,559	37,288	50,847

* Translated from RMB at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023.

None of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements

Yubo Beijing is a party to employment agreements with Jun Wang, Yang Wang and Lina Liu, providing for monthly salaries of RMB8,000 (approximately $1,130 at an exchange rate of RMB7.0800 =US$1.00 as of December 31, 2023), RMB8,800 (approximately $1,243 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023) and RMB8,000 (approximately $$1,130 at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2023), respectively. Jun Wang’s employment agreement commenced on December 1, 2019,  upon renewal in 2021 and 2023, will terminate on November 30, 2025. Each of Yang Wang’s and Lina Liu’s employment agreements commenced on October 10, 2020, upon renewal in 2021 and 2023, will terminate on October 9, 2025. The employment agreements each provide for Yubo Beijing to arrange social insurance, housing insurance and medical insurances for the executive officers and the termination by Yubo Beijing or executive officer upon 30-day notice upon the occurrence of a limited number of circumstances.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our common stock as of the date hereof. The table includes:

•	each of our directors and named executive officers;

•	all of our directors and executive officers as a group; and

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock.

Name and Address of Beneficial Owner (1)	Class of Common Stock(2)	Number of Shares Beneficially Owned(3)	Percentage of Total Voting Power(2)(3)
Jun Wang(4)	Class A	39,943,800	33.3%
Yang Wang(4)	Class A	19,211,400	16.0%
Lina Liu(4) (5)	Class A	9,101,400	7.6%
Zhihui Bai(4)	Class A	—	—
All Executive Officers and Directors (as a group four (4) persons)	Class A	68,256,600	56.9%

5% and above Stockholders
Jun Wang(6)(7)	Class A	39,943,800	33.3%
Yulin Cao(6)(8)	Class A	24,967,800	20.8%
Yang Wang(6)(9)	Class A	19,211,400	16.0%
Wei Jin(6)(10)	Class A	11,524,500	9.6%
Lina Liu(5)(6)	Class A	9,101,400	7.6%
Cheung Ho Shun(11)	Class A	7,121,458	5.9%

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

(3)	Based upon 119,816,343 shares of Class A common stock and 4,447 shares of Class B common stock outstanding as of April 12, 2024
(4)	The address for Messrs. Jun Wang, Yang Wang, Zhihui Bai and Lina Liu is c/o Yubo International Biotech Ltd., room 105, building 5, 31 Xishiku Avenue, Xicheng District, Beijing, PRC.
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

Yubo Beijing entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd. (“Zhenhuikang”) on February 27, 2020, entrusting Zhenhuikang to prepare, store and manage endometrial stem cell samples in connection with the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Pursuant to the agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and it may terminate the agreement at any time. The agreement was amended on July 2, 2020 to provides for a total fee of RMB 199,800 to be paid by Yubo Beijing to Zhenhuikang. As of December 31, 2023, Yubo Beijing has not commenced the collection of endometrial stem cell samples, and no payment has been made to Zhehuikang.

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

As of December 31, 2023, we also had payables due to certain of our shareholders and directors, Mr. Yang Wang, in the amount of $446,992 and Mr. Jun Wang in the amount of $1,287,158, to Mr. Huang Li and Mr. Jin Wei, each an indirect shareholder, in the amount of $55,127 and $30,000, respectively.

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

Item 14. Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. (“MTS”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2023 and 2022. The following table sets out the aggregate fees for professional audit services and other services rendered by MTS for the years ended December 31, 2023 and 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
Audit Fees	$30,000	$30,000
Audit-Related Fees(1)	$—	$—
Tax Fees(2)	$—	$—
Other Fees(3)	$—	$—

(1)	“Audit-related fees” means the aggregate fees for due diligence related to mergers and acquisitions and attest services that are not required by statute or regulation.
(2)	“Tax fees” means the fees billed for tax compliance services, including the preparation of tax returns and tax consultations.
(3)	“Other Fees” means the fees paid for access to a proprietary accounting research tool provided by MTS.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Share Exchange, dated January 14, 2021(1)
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
10.1+	Employment Agreement of Jun Wang [English translation]
10.2+	Employment Agreement of Yang Wang [English translation]
10.3+	Employment Agreement of Lina Liu [English translation]
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Certain portions of this exhibit containing personally identifiable information have been redacted.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021, and incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: April 12, 2024	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yang Wang	Chief Executive Officer and Director	April 12, 2024
Yang Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	April 12, 2024
Lina Liu	(Principal Financial and Accounting Officer)

/s/Jun Wang	President and Director	April 12, 2024
Jun Wang

/s/ Zhihui Bai	Director	April 12, 2024
Zhihui Bai

