Form 10-Q
period 2024-03-31
Yubo International Biotech Ltd
filed 2024-05-20
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – May 16, 2024

Class A Common Stock, $0.001 par value	119,816,343
Class B Common Stock, $0.001 par value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation (formerly known as Magna-Lab, Inc.) and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the “WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Yubo Global”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, including its wholly-owned subsidiary, Phoenix Club Bio-Medical Technology (Chengdu) Co., Ltd, a company organized under the laws of the People’s Republic of China (“Yubo Phoenix”), and two other PRC subsidiaries, Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”) and EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”).

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 12, 2024, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

4

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$57,024	$6,359
Receivables	114,723	79,654
Prepaid expenses	70,842	138,673
Inventory	211,803	214,575
Due from related parties	280,468	285,974
Total Current Assets	734,860	725,235

Property and equipment, net	343,398	375,209
Intangible assets, net	61,242	54,408
Operating lease right of use asset	291,599	391,913
Lease security deposit	118,181	120,502
Total Assets	$1,549,280	$1,667,269
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $458,796 and $454,411 of March 31, 2024 and December 31, 2023, respectively)	$822,995	$825,632
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $425,792 and $434,151 as of March 31, 2024 and December 31, 2023, respectively)	425,792	434,151
Due to related parties (including due to related parties without recourse to the Company of $1,887,254 and $1,690,922 as of March 31, 2024 and December 31, 2023, respectively)	2,069,485	1,859,276
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $105,108 and $182,856 as of March 31, 2024 and December 31, 2023, respectively)	200,292	276,386
Total Current Liabilities	3,518,564	3,395,445

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $0 and $0 as of March 31, 2024 and December 31, 2023, respectively)	91,306	115,527
Total Liabilities	3,609,870	3,510,972

Commitments and contingencies	—	—

Shareholders' Equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at March 31, 2024 and December 31, 2023.	119,816	119,816
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2024 and December 31, 2023.	4	4
Additional Paid in Capital	2,989,483	2,935,190
Accumulated deficit	(5,262,805)	(4,885,509)
Accumulated other comprehensive income (loss)	87,320	(13,204)
Total equity attributable to common shareholders	(2,066,182)	(1,843,703)
Non-controlling interests	5,592	—
Total Equity	(2,060,590)	(1,843,703)
Total Liabilities and Shareholders' Equity	$1,549,280	$1,667,269

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$3,488	$156,615
Cost of goods and services sold	(827)	(98,925)
Gross Profit	2,661	57,690
Operating expenses:
Employee compensation	149,547	156,810
Occupancy	130,648	118,817
Depreciation and amortization of property and equipment	43,304	6,591
Amortization of intangible assets	3,234	2,968
Other operating expenses	85,349	91,036
Total Operating Expenses	412,082	374,222
Income (loss) from operations	(409,421)	(316,532)

Other Income (Expenses)
Interest expenses	(84)	(135)
Total Other Income (Expenses)	(84)	(135)

Loss before Provision for Income Tax	(409,505)	(316,667)

Provision for Income Tax	—	—

Net loss	(409,505)	(316,667)
Net Loss attributable to non-controlling interests	32,209	—
Net loss attributable to common shareholders	$(377,296)	$(316,667)
Net loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	119,820,790	119,820,790

Comprehensive income (loss)
Net loss attributable to common shareholders	$(377,296)	$(316,667)
Net loss attributable to non-controlling interests	(32,209)	—
Foreign currency translation adjustment attributable to common shareholders	100,524	43,285
Foreign currency translation adjustment attributable to non-controlling interests	(5,885)	—
Total comprehensive income (loss)	$(314,866)	$(273,382)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders'	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,885,509)	$(13,204)	$(1,843,703)	$-	$(1,843,703)

Capital contribution to subsidiary (Yubo Shenzhen) by non-controlling interest	—	—	—	—	—	—	—	—	97,979	97,979

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—

Net loss for the three months ended March 31, 2024	—	—	—	—	—	(377,296)	—	(377,296)	(32,209)	(409,505)

Foreign currency translation adjustment	—	—	—	—	—	—	100,524	100,524	(5,885)	94,639

BALANCE, March 31, 2024	119,816,343	$119,816	4,447	$4	$2,989,483	$(5,262,805)	$87,320	$(2,066,182)	$5,592	$(2,060,590)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders'	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit	interest	Total
BALANCE, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	$(3,690,426)	$70,043	$(565,373)	$—	$(565,373)

Net loss for the three months ended March 31, 2023	—	—	—	—	—	(316,667)	—	(316,667)	—	(316,667)

Foreign currency translation adjustment	—	—	—	—	—	—	43,285	43,285	—	—

BALANCE, March 31, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,007,093)	$113,328	$(838,755)	$—	$(838,755)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the three months ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(409,505)	$(316,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,538	9,559
Changes in operating assets and liabilities:
Receivables	(35,069)	(6,290)
Prepaid expense	67,831	22,476
Inventory	2,772	97,546
Due from related parties	5,506	(965)
Lease security deposit	2,321	(344)
Accounts payable and accrued expenses	(2,637)	(168,654)
Advances from prospective customers/distributors	(8,359)	(13,028)
Due to related parties	210,209	343,698
Net cash used in operating activities	(120,393)	$(32,669)

Cash flows from investing activities:
Purchases of intangibles	(11,082)	—
Purchase of Equipment	(18,924)	—
Net cash used in investing activities	(30,006)	—

Cash flows from financing activities:
Capital contribution to subsidiary (Yubo Shenzhen) by non-controlling interest	97,979	—
Net cash provided by financing activities	97,979	—

Effect of exchange rate changes	103,085	44,679

Net increase (decrease) in cash	50,665	12,010
Cash at beginning of period	6,359	18,220
Cash at end of period	$57,024	$30,230

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2024 and 2023

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

On October 10, 2023, Yubo Beijing acquired a  wholly owned subsidiary Phoenix Club Bio-Medical Technology (Chengdu), Co., Ltd. (“Yubo Phoenix”), a company incorporated on April 12, 2021.   Prior to October 10, 2023, Yubo Phoenix had minimal business operations.

On January 27, 2024, the Company acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2024.

On February 27, 2024, the Company sold 27% of the subscribed capital of Yubo Jingzhi to an affiliated investor for no consideration. The Company retains 73% ownership of Yubo Jingzhi.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a w holly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	• A PRC company incorporated on April 12, 2021	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	• A PRC company incorporated on January 26, 2024	51% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The assets and liabilities of Yubo Beijing (VIE) at March 31, 2024 and December 31, 2023 consist of:

	March 31, 2024	December 31, 2023
	(Unaudited)
Cash	$707	$1,115
Receivables (net)	27,705	28,249
Prepaid Expenses	33,756	107,921
Inventory	209,536	214,575
Due from related parties	280,468	285,974
Property and equipment (net)	28,144	13,806
Intangible assets (net)	61,242	54,409
Operating lease right of use asset	105,108	182,856
Lease security deposit	81,599	83,201
Investment in Yubo Jingzhi and Yubo Phoenix (A)	254,883	259,887
Receivables from other consolidated entities (A)	377,095	357,860
Total assets	1,460,243	1,589,853

Accounts payable and accrued expenses	458,796	454,411
Advances from prospective customers/distributors	425,792	434,151
Due to related parties	1,887,254	1,690,922
Operating lease liabilities	105,108	182,856
Payables to other consolidated entities (A)	426,271	459,181
Total liabilities	3,303,221	3,221,521
Shareholders' equity	$(1,842,978)	$(1,631,668)

(A) Eliminated in consolidation.

Except for $56,402 occupancy expense, $41,513 depreciation expense and $53,297 other operating expenses for the three months ended March 31, 2024 and except for $25,288 occupancy expense, $4,634 depreciation expense and $5,589 other operating expenses for the three months ended March 21, 2023, all revenues and expenses included in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2024 and March 31, 2023 represent revenues and expenses of Yubo Beijing.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.1444 RMB for the three months ended March 31, 2024 and $1=6.8873 RMB for the three months ended March 31, 2023), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2190 RMB at March 31, 2024 and $1=7.0800 RMB at December 31, 2023), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements (commencing in the quarterly period ended September 30, 2023) and (2) the sale of nebulizers containing frozen tubes with medical fluid and from the sale of other health and personal care products. The nebulizers are sold directly to consumers on the Company’s online e-commerce platform. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2024 and December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At March 31, 2024, the Company had cash of $57,024 and negative working capital of $2,783,704. For the three months ended March 31, 2024 and March 31, 2023, the Company had losses of $409,505 and $316,667, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Nebulizers and components	$46,710	$47,718
Oral liquid health products	65,236	67,242
Beauty care products	95,994	97,988
Other	3,863	1,627
Total Inventory	$211,803	$214,575

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$280,468	$285,974
Total Due from Related Parties	$280,468	$285,974

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Leasehold improvements	$507,545	$514,288
X-Ray equipment	19,201	—
Air conditioning equipment	19,445	19,826
Office equipment	26,928	27,512
Total property and equipment	573,119	561,626
Less accumulated depreciation and amortization	(229,721)	(186,417)
Property and equipment, net	$343,398	$375,209

For the three months ended March 31, 2024 and 2023, depreciation and amortization of property and equipment was $43,304 and $6,591, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Distribution software	$34,288	$34,961
Experience center software	39,205	39,974
Patents acquired from related party	10,972	11,188
Wechat application	11,082	—
Total intangible assets	95,547	86,123
Less: Accumulated amortization	(34,305)	(31,715)
Intangible assets, net	$61,242	$54,408

For the three months ended March 31, 2024 and 2023, amortization of intangible assets expense was $3,234 and $2,968, respectively.

At March 31, 2024, the expected future amortization of intangible assets expense was:

Year ending December 31, 2024	$16,913
Year ending December 31, 2025	16,913
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$61,242

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The current lease provides for monthly rent of RMB 166,845 ($23,112 through July 31, 2023 and RMB 176,833 ($24,495) for the year ended July 31, 2024. As of March 31, 2024, Yubo Beijing is past due in the amount of RMB 2,701,232 ($374,184). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at March 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,457) through February 28, 2024 and RMB 317,233 ($43,944) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,842) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,097) from March 1, 2024 to February 28, 2026.

At March 31, 2024, the future undiscounted minimum lease payments under the two noncancellable leases are as follows:

As of March 31, 2024
Year ending December 31, 2024	$179,339
Year ending December 31, 2025	101,988
Year ending December 31, 2026	16,998
Total	$298,325

The operating lease liabilities totalling $291,598  at March 31, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $298,325 at Mach 31, 2024.

For the three months ended March 31, 2024 and March 31, 2023, occupancy expense attributable to leases was $130,648 and $118,817, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$213,984	$218,185
Advancer 2	550,000	550,000	76,188	77,684
Advancer 3	500,000	500,000	69,262	70,621
Advancer 4	348,000	348,000	48,206	49,153
Advancer 5	50,000	50,000	6,926	7,062
Advancer 6	50,000	50,000	6,926	7,062
Advancer 7	31,012	31,012	4,296	4,380
Advancer 8	31	31	4	4
	¥3,073,791	¥3,073,791	$425,792	$434,151

The related verbal agreements between Yubo Beijing and the eight advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2024	2023
	(Unaudited)
Mr. Yang Wang (1)	$399,155	$446,992
Mr. Jun Wang (2)	1,545,606	1,287,157
Ms. Huang Li (3)	39,724	55,127
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanpin Wang	45,000	30,000
Ms. Lina Fang	10,000	10,000
Total	$2,069,485	$1,859,276

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at March 31, 2024 and December 31, 2023.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2024 and December 31, 2023.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2024 and December 31, 2023.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,385,233 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries or its VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Yubo Beijing, Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix, and Yubo Shenzhen (collectively, the “PRC subsidiaries and VIE”) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the PRC subsidiaries and VIE.

The PRC subsidiaries and VIE are required to set aside at least 10% of their after-tax profits each year, if any, to fund certain statutory reserve funds until such reserve funds reach 50% of its registered capital. In addition, the PRC subsidiaries and VIE may allocate a portion of their after-tax profits based on PRC accounting standards to an enterprise expansion fund and a staff bonus and welfare fund at its discretion. The statutory reserve funds and the discretionary funds are not distributable as cash dividends.

Since inception to March 31, 2024, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of March 31, 2024.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,677 at the 7.2190 current exchange rate at March 31, 2024). As of March 31, 2024, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2024.

People’s Republic of China

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”), Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”), Yubo Jingzhi Biotechnology (Chengdu) Co. LTD. (“Yubo Jingzhi”), Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”), Phoenix Club Biomedical Technology, (Chengdu) Co., LTD (“Yubo Phoenix”), and EpiAis Biomedical Engineering (Shenzhen) Co., Ltd. (“Yubo Shenzhen”) were incorporated in the PRC and are subject to PRC Enterprise Income Tax (“EIT”) on their taxable income in accordance with the relevant PRC income tax laws. On March 16, 2007, the National People’s Congress enacted a new enterprise income tax law, which took effect on January 1, 2008. The law applies a uniform 25% enterprise income tax rate to both foreign invested enterprises and domestic enterprises.

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to March 31, 2024.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, and $245,403 for the three months ended March 31, 2024. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, and net loss of $2 for the three months ended March 31, 2024. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, and a net loss of $97,916 for the three months ended March 31, 2024. Yubo Phoenix had a net loss $39,405 for the three months ended March 31, 2024. Yubo Shenzhen had a net loss of $11,799 for the three months ended March 31, 2024.  These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at March 31, 2024 and December 31, 2023.

The components of deferred tax assets were as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Net operating losses carry forward	$1,149,861	$1,051,235
Valuation allowance	(1,149,861)	(1,051,235)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(102,376)	$(79,167))
Net loss of Platinum	3,750	1,390
Increase in valuation allowance	98,626	77,777
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2024 and December 31, 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $69,262 at March 31, 2024). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

One customer accounted for 92% of total sales for the three months ended March 31, 2024.  Two customers accounted for 71% and 12%, respectively, of total sales for the three months ended March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 12, 2024.

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

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global, and the WFOE, in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as described in this Quarterly Report. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

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

5

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

Recent Developments

On October 10, 2023, Yubo Beijing acquired a wholly-owned subsidiary, Yubo Phoenix. Prior to October 10, 2023, Yubo Phoenix had minimal business operations.

On January 27, 2024, Yubo Beijing acquired 51% equity interest in Yubo Shenzhen, a company incorporated on January 26, 2024 in the PRC.

On February 27, 2024, Yubo Beijing sold 27% equity interest in Yubo Jingzhi to an affiliated investor. After the transaction, Yubo Beijing retains the remaining 73% equity interest in Yubo Jingzhi.

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

On July 7, 2022, the CAC promogulated the Outbound Data Transfer Security Assessment Measures (the “Measures”), which became effective on September 1, 2022. According to the Measures, a PI Handler should declare a mandatory security assessment for its outbound data transfer to the CAC through the local provincial cyberspace administration under the following circumstances (i) where such PI Handler provides critical data outside the territory of the PRC, (ii) where the PI Handler being a CIIO or processing the personal information of more than one million individuals provides personal information outside the territory of the PRC, (iii) where a PI Handler has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total outside the territory of the PRC since January 1 of the previous year; or (iv) other circumstances prescribed by the CAC for which declaration for security assessment for cross-border data transfers is required. On March 22, 2024, the CAC published the Provisions on Promoting and Regulating the Cross-border Flow of Data (“New Provisions”) which took immediate effect from March 22. Under the New Provisions, the security assessment is required when (i) the PI Handler is a CIIO, (ii) the PI Handler is transferring any critical data, or (iii) the PI Handler (and provided that such PI Handler is not a CIIO) is, in any given year starting from January 1, exporting personal data of at least 1 million individuals or sensitive personal data of at least 10,000 individual. The New Provisions also exempt the PI Handlers from the security assessment in certain outbound data transfer scenarios such as human resource management, contract fulfillment and emergency situations, etc. Considering that (i) as of the date of this Quarterly Report, Yubo Beijing has not received any notice or determination from applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Quarterly Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as critical data , and (iii) during each period of 2021, 2022, and since January 1 of 2024, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, we do not believe we are currently obliged to declare a mandatory security assessment under the Measures and the New Provisions. However, according to the draft version of the PRC national standard “Information security technology—Guideline for identification of critical data” dated January 2022, information related to human genetic resources might fall into the scope of critical data. Although this national standard has not released its final version and become effective yet, if we are deemed to be a PI Handler providing critical data outbound in the future, we might be subject to the mandatory security assessment as mentioned above.

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

On February 22, 2023, the CAC published the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which will be effective on June 1, 2023. A PI Handler may choose either (i) to complete a PIPC, or (ii) to conclude a PRC Standard Contract with a foreign recipient and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer of personal information, as long as not falling into the circumstances required for a mandatory security assessment as mentioned above. The New Provisions published on March 22, 2024 also exempt the PI Handlers from China from the abovementioned regulatory requirements in each of the following 4 cases: (1) transfer of non-sensitive personal data of less than 100,000 individuals in any given year starting from January 1 (and provided that the controller is not a CIIO), (2) transfer of employee data necessary for HR administration according to collective labor contract or employment policy adopted according to law, (3) transfer of personal data necessary for performing a contract with the said individual including for cross-border commerce, money remittance, opening bank accounts, air and commendation booking, visa and exam services, etc., and (4) transfer of personal data necessary for protecting human life and property security in emergent cases. However, a PIPC or PRC Standard Contract should still be in place when (i) the PI Handler is, in any given year starting from January 1, exporting personal data of at least 100,000 individuals but less than 1 million individuals, or (ii) the PI Handler is, in any given year starting from January 1, exporting any sensitive personal data (but of less than 10,000 individuals).

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. One customer accounted for approximately 92 % of Yubo Beijing’s total sales for the three months ended March 31, 2024.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Sales, Cost of Goods Sold and Gross Profit

Our sales decreased to $3,488 for the three months ended March 31, 2024 from $156,615 for the three months ended March 31, 2023, primarily as a result of decrease in sales of oral liquid health products.

Our cost of goods sold decreased to $827 for the three months ended March 31, 2024 from $98,925 for the three months ended March 31, 2023, primarily as a result of decrease in sales.

As a result, our gross profit decreased from $57,690 for the three months ended March 31, 2023 to $2,661 for the three months ended March 31, 2024.

Operating Expenses

Our operating expenses increased to $412,082 for the three months ended March 31, 2024 from $374,222 for the three months ended March 31, 2023, primarily as a result of increases in depreciation and amortization of property and equipment and in occupancy expense.

Loss from Operations

Our loss from operations was $409,421 for the three months ended March 31, 2024, as compared to $316,532 for the three months ended March 31, 2023. The increase was primarily due to decrease in gross profit and increase in operating expense.

Other Income (Expense)

Our other income (expense) was $(84) for the three months ended March 31, 2024, as compared to $(135) for the three months ended March 31, 2023. The decrease was primarily due to decrease in bank charge.

Net Loss

Our net loss was $409,505 for the three months ended March 31, 2024, as compared to $316,667 for the three months ended March 31, 2023. The increase in net loss was primarily due to decrease in gross profit and increase in operating expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and equivalents on hand of $57,024 and a negative working capital of $2,783,704. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2024. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the second half of 2024 through the next fiscal year. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(120,393) for the three months ended March 31, 2024, as compared to net cash used in operating activities of $(32,669) for the three months ended March 31, 2023. The increase in net cash used in operating activities was primarily due to increase in net loss.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $(30,006) for the three months ended March 31, 2024, as compared to net cash provided in investing activities of $nil for the three months ended March 31, 2023. The increase in net cash used in investing activities was due to purchases of equipment and intangible during the first quarter of 2024.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $97,979 for the three months ended March 31, 2024, as compared to $nil for the three months ended March 31, 2023. The increase was primarily due to the capital contribution to the subsidiary Yubo Shenzhen by non-controlling interest during the first quarter of 2024.

Current Liabilities

As of March 31, 2024, Yubo Beijing received an aggregate amount of $425,792 from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances.

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

As of March 31, 2024, we also had payables due to Mr. Jun Wang, our President and a director, in the amount of $1,545,606, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $399,155 to Mr. Huang Li, our indirect shareholder, in the amount of $39,724, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three months ended March 31, 2024 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three months ended March 31, 2024, we had net losses of $409,505. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: May 20, 2024	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

