Form 10-Q
period 2024-06-30
Yubo International Biotech Ltd
filed 2024-08-19
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – August 16, 2024

Class A Common Stock, $0.001 par value	119,816,343
Class B Common Stock, $0.001 par value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

2

ABOUT THIS QUARTERLY REPORT

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation and its wholly owned subsidiaries, including Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Platinum (“Platinum HK”), Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China and a wholly owned subsidiary of Platinum HK (“Yubo Chengdu” or the “WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Yubo Global”). We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and, through contractual arrangements with us, the Chinese operating company. None of our Company, Platinum, or Platinum HK, each as a holding company, conducts any day-to-day business operations in China.

The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a VIE organized under the laws of the People’s Republic of China, including its wholly-owned subsidiary, Phoenix Club Bio-Medical Technology (Chengdu) Co., Ltd, a company organized under the laws of the People’s Republic of China (“Yubo Phoenix”), and two other PRC subsidiaries, Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”) and EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”). Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual arrangements with our subsidiaries. We do not own any equity interest in Yubo Beijing or any of its subsidiaries. Investors in our Class A common stock currently do not hold, and may never hold, any equity interest, directly or indirectly, in Yubo Beijing or any of its subsidiaries.

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless.

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The VIE and China Operations” and “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 12, 2024, including, without limitation, risks relating to:

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

4

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2024 and 2023

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$7,700	$6,359
Receivables	210,592	79,654
Prepaid expenses	177,572	138,673
Inventory	86,852	214,575
Due from related parties	278,688	285,974
Total Current Assets	761,404	725,235

Property and equipment, net	293,246	375,209
Intangible assets, net	57,489	54,408
Operating lease right of use asset	499,012	391,913
Lease security deposit	117,431	120,502
Total Assets	$1,728,582	$1,667,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $845,574 and $658,638 of June 30, 2024 and December 31, 2023, respectively)	$922,345	$825,631
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $423,090 and $434,151 as of June 30, 2024 and December 31, 2024, respectively)	423,090	434,151
Due to related parties (including due to related parties without recourse to the Company of $2,155,212 and $1,749,277 as of June 30, 2024 and December 31, 2023, respectively)	2,305,213	1,859,276
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $301,810 and $276,386 as of June 30, 2024 and December 31, 2023, respectively)	301,810	276,386
Total Current Liabilities	3,952,458	3,395,445

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $197,202 and $115,527 as of June 30, 2024 and December 31, 2023, respectively)	197,202	115,527
Total Liabilities	4,149,660	3,510,972

Commitments and contingencies

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at June 30, 2024 and December 31, 2023.	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2024 and December 31, 2023.	4	4
Additional Paid in Capital	2,989,483	2,935,190
Accumulated deficit	(5,790,315)	(4,885,509)
Accumulated other comprehensive income (loss)	157,531	(13,204)
Total deficit attributable to common shareholders	(2,523,481)	(1,843,703)
Non-controlling interests	102,403	—
Total Deficit	(2,421,078)	(1,843,703)
Total Liabilities and Shareholders' Equity	$1,728,582	$1,667,269

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$—	$1,430	$3,488	$153,880
Cost of goods and services sold	—	(545)	(827)	(96,839)
Gross Profit	—	885	2,661	57,041
Operating expenses:
Employee compensation	177,820	148,610	327,367	305,420
Occupancy	109,289	52,777	239,937	163,594
Depreciation and amortization of property and equipment	41,408	15,512	84,712	22,103
Amortization of intangible assets	3,400	2,810	6,634	5,778
Other operating expenses	138,519	148,452	223,868	243,954
Total Operating Expenses	470,436	368,161	882,518	740,849
Income (loss) from operations	(470,436)	(367,276)	(879,857)	(683,808)

Other Income (Expenses)
Loss on obsolete inventory	(127,895)	—	(127,895)	—
Interest expenses	(17)	(51)	(101)	(186)
Total Other Income (Expenses)	(127,912)	(51)	(127,996)	(186)

Loss before Provision for Income Tax	(598,348)	(367,327)	(1,007,853)	(683,994)

Provision for Income Tax	—	—	—	—

Net loss	(598,348)	(367,327)	(1,007,853)	(683,994)
Net loss attributable to non-controlling interest	(70,838)	—	(103,047)	—
Net loss attributable to common stock holders	(527,510)	(367,327)	(904,806)	(683,994)

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	119,820,790	119,820,790	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(527,510)	$(367,327)	$(904,806)	$(683,994)
Net loss to NCI	(70,838)	—	(103,047)	—
Foreign currency translation adjustment to the Company	70,211	55,463	170,735	98,748
Foreign currency translation adjustment to the NCI	(6,749)	—	(12,634)	—
Total comprehensive income (loss)	$(534,886)	$(311,864)	$(849,752)	$(585,246)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

(Unaudited)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total	Non-
	Shares	Amount	Shares	Amount	paid in capital	Accumulated Deficit	Comprehensive Income (loss)	Company’s equity	controlling interests	Total

Balance, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)

Capital contributions to subsidiary by non-controlling interests	—	—	—	—	—	—	—	—	97,979	97,979

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—

Net loss for the three months ended March 31, 2024	—	—	—	—	—	(377,296)	—	(377,296)	(32,209)	(409,505)

Foreign currency translation adjustment	—	—	—	—	—	—	100,524	100,524	(5,885)	94,639

Balance, March 31, 2024	119,816,343	119,816	4,447	4	2,989,483	(5,262,805)	87,320	(2,066,182)	5,592	(2,060,590)

Net loss for the three months ended June 30, 2024	—	—	—	—	—	(527,510)	—	(527,510)	(70,838)	(598,348)

Capital contributions to subsidiary by non-controlling interests	—	—	—	—	—	—	—	—	174,398	174,398

Foreign currency translation adjustment	—	—	—	—	—	—	70,211	70,211	(6,749)	63,462

Balance, June 30, 2024	119,816,343	$119,816	4,447	$4	$2,989,483	$(5,790,315)	$157,531	$(2,523,481)	$102,403	$(2,421,078)

	Common Stock						Accumulated
	Class A		Class B		Additional		Other	Total	Non-
	Shares	Amount	Shares	Amount	paid in capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders’ Deficit	controlling interest	Total
Balance, December 31, 2022	119,816,343	$119,816	4,447	$4	$2,935,190	$(3,690,426)	$70,043	$(565,373)	$—	$(565,373)

Net loss for the three months ended March 31, 2023	—	—	—	—	—	(316,667)	—	(316,667)	—	(316,667)

Foreign currency translation adjustment	—	—	—	—	—	—	43,285	43,285	—	—

Balance, March 31, 2023	119,816,343	119,816	4,447	4	2,935,190	(4,007,093)	113,328	(838,755)	—	(838,755)

Net loss for the three months ended June 30, 2023	—	—	—	—	—	(367,327)	—	(367,327)	—	(367,327)

Foreign currency translation adjustment	—	—	—	—	—	—	55,463	55,463	—	55,463

Balance, June 30, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,374,420)	$168,791	$(1,150,619)	$—	$(1,150,619)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the six months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(904,806)	$(683,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,568	27,881
Loss on obsolete inventory	127,895
Changes in operating assets and liabilities:
Receivables	(130,938)	2,532
Prepaid expenses	(38,899)	(90,410)
Inventory	(172)	110,072
Due from related parties	7,286	14,308
Lease security deposit	3,071	6,095
Accounts payable and accrued expenses	96,714	(141,619)
Advances from prospective customers/distributors	(11,061)	(36,315)
Due to related parties	445,937	205,271
Net cash used in operating activities	(312,405)	(185,694)

Cash flows from investing activities:
Sale of Equipment	81,963	—
Net cash provided in investing activities	81,963	—

Cash flows from financing activities:
Capital contributions to subsidiary (EpiAis) by non-controlling interest	272,377	—
Net cash provided by financing activities	272,377	—

Effect of exchange rate changes	40,594	172,672

Net increase (decrease) in cash	1,341	(13,022)
Cash at beginning of period	6,359	18,220
Cash at end of period	$7,700	$5,198

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	101	186

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and six months ended June 30, 2024 and 2023

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

On January 27 2024, the Company acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2024.

On February 27, 2024, the Company sold 27% of the subscribed capital of Yubo Jingzhi to an affiliated investor for no consideration. The Company retains 73% ownership of Yubo Jinghzi.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE

Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	•A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	•A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	•A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	•A PRC company incorporated on January 26, 2024	51% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at June 30, 2024 and December 31, 2023 consist of:

	June 30, 2024	December 31, 2023
	(Unaudited)
Cash	$4,005	$2,570
Receivables (net)	164,615	32,476
Prepaid Expenses	151,146	107,921
Inventory	86,852	214,575
Due from related parties	278,688	285,974
Property and equipment (net)	293,246	375,209
Intangible assets (net)	57,489	54,409
Operating lease right of use asset	499,012	391,913
Lease security deposit	96,199	98,777
Receivables from other consolidated entities (A)	552,114	391,764
Total assets	2,183,366	1,955,588

Accounts payable and accrued expenses	845,574	658,638
Advances from prospective customers/distributors	423,090	434,151
Due to related parties	2,155,212	1,749,277
Operating lease liabilities	499,012	391,913
Payables to other consolidated entities (A)	945,217	794,759
Total liabilities	4,868,105	4,028,738
Shareholders’ equity	$(2,684,739)	$(2,073,150)

(A)   Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at June 30, 2024 and a condensed consolidating statement of operations of the Company for the six month ended June 30, 2024.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.1675 RMB for the six months ended June 30, 2024 and $1=7.0775 RMB for the six months ended June 30, 2023), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2651 RMB at June 30, 2024 and $1=7.0800 RMB at December 31, 2023), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Inventories

Inventories now mainly consisting  of beauty care products, are stated at the lower of cost utilizing the weighted average method or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated selling costs.

The valuation of inventory requires the Company to estimate excess and slow-moving inventories. The Company evaluates the recoverability of the inventory based on expected demand and market conditions.

Property and Equipment

Property and equipment consist of leasehold improvements and office equipment. All property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred. Property and equipment are depreciated on a straight-line basis over the following periods:

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements (commencing in the quarterly period ended September 30, 2023 and (2) the sale of health and personal care products. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2024 and December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At June 30, 2024, the Company had cash of $7,700 and negative working capital of $3,191,054. For the six months ended June 30, 2024 and June 30, 2023, the Company had losses of $1,007,853 and $683,994, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Nebulizers and components	$4,092	$47,718
Oral liquid health products	—	67,242
Beauty care products	82,760	97,988
Other	—	1,627
Total Inventory	$86,852	$214,575

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$278,688	$285,974
Total Due from Related Parties	$278,688	$285,974

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Leasehold improvements	$270,396	$514,288
X-Ray equipment	19,079	—
Air conditioning equipment	19,321	19,826
Office equipment	26,811	27,512
Total property and equipment	335,607	561,626
Less accumulated depreciation and amortization	(42,361)	(186,417)
Property and equipment, net	$293,246	$375,209

For the three months ended June 30, 2024 and 2023, depreciation and amortization of property and equipment was $41,408 and $15,512,  respectively.

For the six months ended June 30, 2024 and 2023, depreciation and amortization of property and equipment was $84,712 and $22,103,  respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Distribution software	$34,070	$34,961
Experience center software	38,956	39,974
Patents acquired from related party	10,903	11,188
Wechat application	11,011	—
Total intangible assets	94,940	86,123
Less: Accumulated amortization	(37,451)	(31,715)
Intangible assets, net	$57,489	$54,408

For the three months ended June 30, 2024 and 2024, amortization of intangible assets expense was $3,400 and $2,810, respectively.

For the six months ended June, 2024 and 2024, amortization of intangible assets expense was $6,634 and $5,778, respectively.

At June 30, 2024, the expected future amortization of intangible assets expense was:

Year ending December 31, 2024	$13,160
Year ending December 31, 2025	16,913
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$57,489

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The lease provided for monthly rent of RMB 166,845 ($22,965) through July 31, 2023 and RMB 176,833 ($24,340)) for the year ended July 31, 2024. As of June 30, 2024, Yubo Beijing was past due in the amount of RMB 2,650,538 ($364,832). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at June 30, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,194) through February 28, 2024 and RMB 317,233 ($43,665) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,792) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,045) from March 1, 2024 to February 28, 2026.

On April 1, 2024, Yubo Shenzhen signed two leases with Shenzhen Material Group Limited

•	712 square meter office space at Unit 605-09, 6th Floor, Material Holdings Landmark Building Shenzhen at a monthly rent of RMB 97,686 ($13,446). The lease began April 1, 2024 and ends on March 15, 2026

•	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,378). The lease began April 1, 2024 and ends on November 17, 2025.

At June 30, 2024, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of June 30, 2024
Year ending December 31, 2024	171,653
Year ending December 31, 2025	289,503
Year ending December 31, 2026	57.335
Total	518,491

The operating lease liabilities totaling $499,012 at June 30, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $518,491 at June 30, 2024.

For the three months ended June 30, 2024 and June 30, 2023, occupancy expense attributable to leases was $109,289 and $52,777, respectively.

For the six months ended June 30, 2024 and June 30, 2023, occupancy expense attributable to leases was $239,937 and $163,594, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$212,627	$218,185
Advancer 2	550,000	550,000	75,704	77,684
Advancer 3	500,000	500,000	68,822	70,621
Advancer 4	348,000	348,000	47,900	49,153
Advancer 5	50,000	50,000	6,882	7,062
Advancer 6	50,000	50,000	6,882	7,062
Advancer 7	31,012	31,012	4,269	4,380
Advancer 8	31	31	4	4
	¥3,073,791	¥3,073,791	$423,090	$434,151

The related verbal agreements between Yubo Beijing and the eight advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining  PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Mr. Yang Wang (1)	$436,622	$446,992
Mr. Jun Wang (2)	1,704,910	1,287,157
Ms. Huang Li (3)	53,681	55,127
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,000	30,000
Ms. Xiuqin Xu	15,000	—
Ms. Lina Fang	10,000	10,000
Total	$2,305,213	$1,859,276

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.
The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at June 30, 2024 and December 31, 2023.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2024 and December 31, 2023.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2024 and December 31, 2023.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,376,444 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

Restricted net assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries or its VIE. Relevant PRC statutory laws and regulations permit payments of dividends by Yubo Beijing, Yubo Chengdu, Yubo Jingzhi, Yubo Global, Yubo Phoenix, and Yubo Shenzhen ( collectively, the “PRC subsidiaries and VIE”) only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of the PRC subsidiaries and VIE included in the Company’s consolidated net assets are also non-distributable for dividend purposes. The results of operations reflected in the accompanying consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the PRC subsidiaries and VIE. .

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

Since inception to June 30, 2024, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of June 30, 2024.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,501 at the 7.2651 current exchange rate at

June 30, 2024). As of June 30, 2024, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2024.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to June 30, 2024.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, and $598,846 for the six months ended June 30, 2024. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, and a net loss of $3,595 for the six months ended June 30, 2024 . Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31,  2022, a net loss of $284,501 for the year ended December 31, 2023, and a net loss of $185,821  for the six months ended June 30, 2024. Yubo Phoenix had a net loss $71,009 for the six months ended June 30, 2024. Yubo Shenzhen had a net loss of $108,583 for the six months ended June 30, 2024.  These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June  30, 2024 and December 31, 2023.

The components of deferred tax assets were as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Net operating losses carry forward	$1,293,198	$1,051,235
Valuation allowance	(1,293,198)	(1,051,235)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(251,963)	$(170,999))
Net loss of Platinum	10,000	12,474
Increase in valuation allowance	241,963	158,525
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2024 and December 31, 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $68,822 at June 30, 2024). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 46.82% and 23.41%, respectively, of total sales for the six months ended June 30, 2023.

NOTE 16–CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of June 30, 2024 follows:

	Yubo International Biotech Limited(Parent	Platinum (Cayman Islands) and	Yubo	Yubo Chengdu	Yubo Beijing (VIE) and
	Company)	Platinum HK	Global	(WFOE)	Subsidiaries	Eliminations	Consolidated

ASSETS
Total Current Assets	$—	$—	$76,098	$—	$685,306	$—	$761,404
Investment in subsidiaries and variable interest entity (VIE)	(2,421,078)	930,000	—	—	—	1,491,078	—
Intercompany receivables	—	—	430,590	—	552,114	(982,704)	—
Other assets	—	—	21,232	—	945,946	—	967,178
Total Assets	$(2,421,078)	$930,000	$527,920	$—	$2,183,366	$508,374	$1,728,582
LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$—	$150,000	$76,772	$—	$3,725,686	$—	$3,952,458
Intercompany payables	—	—	43,358	—	945,217	(988,575)	—
Other liabilities	—	—	—	—	197,202	—	197,202
Total Liabilities	—	150,000	120,130	—	4,868,105	(988,575)	4,149,660

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	823,897	—	1,644,850	(928,673)	3,109,303
Accumulated deficit	(2,421,078)	(789,229)	(416,107)	—	(4,589,523)	2,425,622	(5,790,315)
Accumulated other comprehensive income (loss)	—	—	—	—	157,531	—	157,531
Non-controlling interests	—	—	—	—	102,403	—	102,403
Total Deficit	(2,421,078)	780,000	407,790	—	(2,684,739)	1,496,949	(2,421,078)
Total Liabilities and Shareholders' Equity	$(2,421,078)	$930,000	$527,920	$—	$2,183,366	$508,374	$1,728,582

A condensed consolidating statement of operations of the Company for the six months ended June 30, 2024 follows:

	Yubo International Biotech Limited (Parent	Platinum (Cayman Islands) and		Yubo Chengdu	Yubo Beijing (VIE) and
	Company)	Platinum HK	Yubo Global	(WFOE)	Subsidiaries)	Eliminations	Consolidated

Sales of product and services	$—	$—	$—	$—	$3,488	$—	$3,488
Cost of goods and services sold	—	—	—	—	(827)	—	(827)
Gross profit	—	—	—	—	2,661	—	2,661
Total operating expenses	—	40,000	3,592	—	838,926	—	882,518
Loss from operations	—	(40,000)	(3,592)	—	(836,265)	—	(879,857)
Other income (expense)	—	—	(3)	—	(127,993)	—	(127,996)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,007,853)	—	—	—	—	1,007,853	—
Net Loss	$(1,007,853)	$(40,000)	$(3,595)	$—	$(964,258)	$1,007,853	$(1,007,853)

NOTE 17 – SUBSEQUENT EVENTS

On July 1, 2024, Yubo Beijing executed an agreement with Jiu Si Cheng Management, landlord of our former office space lease in Beijing China (see Note 8). The agreement provided for Yubo Beijing to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the landlord past due rent of RMB 2,061,473 ($283,750) in two installments: RMB 500,000 ($68,822) before July 31, 2024 (which occurred) and RMB1,561,473 ($214,928) before August 31, 2024.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,140) and to pay monthly rent of RMB 55,000 ($7,570).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 12, 2024.

Corporate Overview

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”). Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and, through contractual arrangements with us, the Chinese operating company (“Yubo Beijing”). None of our Company, Platinum, or Platinum International Biotech (Hong Kong) Limited, a wholly owned subsidiary of Platinum (“Platinum HK”), each as a holding company, conducts any day-to-day business operations in China.

Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual arrangements with our subsidiaries. Yubo Beijing is a VIE based in China and as such, we do not own any equity interest in Yubo Beijing or any of its subsidiaries. Investors in our Class A common stock currently do not hold, and may never hold, any equity interest, directly or indirectly, in Yubo Beijing or any of its subsidiaries. Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless. For more information regarding the VIE structure and its associated risks, see “—The VIE and China Operations” below and “Part I—Item 1A. Risk Factors—Risks Related to Our Corporate Structure” in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024. Key factors affecting our results of operations include revenues, cost of goods sold, operating expenses and income and taxation.

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

We do not have any equity ownership interest in, direct foreign investment in, or control through such contractual agreements of Yubo Beijing. Given that, pursuant to our contractual agreements with Yubo Beijing, we can (i) exercise certain level of management over Yubo Beijing, (ii) receive substantially all of the economic benefits of Yubo Beijing, and (iii) have an exclusive option to purchase all or part of the equity interests in Yubo Beijing when and to the extent permitted by PRC law, we consolidate Yubo Beijing’s financial results in our consolidated financial statements under U.S. GAAP.

The following diagram illustrates our corporate structure, including the VIE, Yubo Beijing, as of the date of this Quarterly Report.

The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE and Yubo Beijing, the VIE:

As of the date of this Quarterly Report, with respect to our securities offering in the United State to foreign investors in the past, under current PRC laws, regulations and rules, we believe that we, our subsidiaries, and Yubo Beijing (i) have not been required to obtain permissions from or complete filings with the CSRC, (ii) have not been required to go through cybersecurity review by the CAC, and (iii) have not received or denied such requisite permissions by the CSRC or the CAC.

Furthermore, other than the uncertainties discussed in ‘Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us. Therefore, Yubo Beijing’s business faces potential uncertainty from the PRC government’s policy. Changes in China’s economic, political, or social conditions, or government policies could materially and adversely affect our or Yubo Beijing’s business, financial condition, and results of operations’, we, our subsidiaries, and Yubo Beijing have obtained all necessary permissions and approvals from the PRC government authorities with respect to the business operations in China, including, among others, the Food Operation License Permit and Medical License Distribution Enterprise Filing Certificate. To our knowledge and the knowledge of our subsidiaries and Yubo Beijing, no permissions or approvals from the applicable PRC government authorities have been denied. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we, our subsidiaries, or Yubo Beijing may be required to obtain additional licenses, permits, filings, or approvals for our business operations in the future. If we are unable to obtain necessary licenses, permits, filings, or approvals on commercially reasonable terms, in a timely manner or otherwise, we may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against it, and other forms of sanctions. As a result, we, our subsidiaries, and Yubo Beijing’s ability to conduct business, invest into China as foreign investment or accept foreign investment, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected. For further information, see “—Regulatory Developments” below.

Risks and Uncertainties Relating to Doing Business in China

We and Yubo Beijing face various legal and operational risks and uncertainties relating to doing substantially all of the day-to-day business operations in China. We operate our business primarily in China through contractual arrangements with Yubo Beijing, which is subject to complex and evolving PRC laws and regulations. Therefore, investors in our Class A common stock face potential uncertainty from the PRC government. Changes in China’s economic, political or social conditions or government policies could materially adversely affect Yubo Beijing’s business and results of operations. For example, Yubo Beijing faces risks associated with regulatory approvals on offshore offerings, antimonopoly regulatory actions, and oversight on cybersecurity and data privacy, which may impact Yubo Beijing’s ability to conduct certain businesses or accept foreign investments, or ability of list or offer securities on a U.S. stock exchange. These risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless. The PRC government also has significant authority to intervene or influence the China operations of an offshore holding company, such as ours, at any time. Recently, the PRC government is enhancing supervision over companies seeking listings overseas and some specific business or activities such as the use of variable interest entities and data security or anti-monopoly. It may exert more oversight and control over offerings conducted overseas by, and/or foreign investment in, China-based companies, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors.

Furthermore, the PRC government may adopt new measures that may affect Yubo Beijing’s operations, or exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies. These legal and operational risks, together with uncertainties in the PRC legal system and the interpretation and enforcement of PRC laws, regulations and policies, could hinder our ability to offer or continue to offer securities to investors, result in a material adverse change to Yubo Beijing’s business operations, and damage Yubo Beijing’s reputation, each of which could cause our Class A common stock to significantly decline in value or become worthless. For a detailed description of risks related to doing business in China, please refer to risks disclosed under “Item 1A. Risk Factors—Risks Related to Doing Business in China” in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 12, 2024.

Enforceability of Civil Liabilities

All of our executive officers and directors, including our Chief Executive Officer and director, Mr. Yang Wang, our

President and director, Mr. Jun Wang, our Chief Financial Officer and director, Ms. Lina Liu, and our director, Mr. Zhihui Bai, are residents of China, and almost all of their assets are located in China. As such, there is doubt as to the enforceability in China, either in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely on the federal securities laws of the United States or the securities laws of any state of the United States on us or our directors and executive officers. Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States has not been efficient in the absence of a mutual and practical cooperation mechanism.

Efforts by shareholders to obtain recourse against our management in U.S. courts will likely also be unavailing. It will be difficult for the shareholders to effect service of process upon members of our management who reside in China. In general, Chinese authorities will not assist in performing the service. China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts. In addition, according to the PRC Civil Procedures Law, courts in China will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC law or national sovereignty, security, or public interest. Therefore, even if a shareholder were successful in obtaining judgment against our officer or director in a U.S. court, recognition and enforcement in China of judgments of a court in the U.S. in relation to any matter not subject to a binding arbitration provision may be difficult or impossible to obtain.

The OTCQB® Venture Market

On April 24, 2023, shares of our Class A common stock began being quoted on The OTCQB® Venture Market under the symbol “YBGJ”.

Recent Developments

On July 1, 2024, Yubo Beijing entered into an agreement with Jiu Si Cheng Management, landlord of its prior office space in Beijing, China (see Note 8: Leases to the unaudited consolidated financial statements for the three and six months ended June 30, 2024 included elsewhere in this Quarterly Report). Pursuant to such agreement, Yubo Beijing had to vacate the office space no later than July 31, 2024 (which already occurred) and to pay Jiu Si Cheng Management past due rent of RMB 2,061,473 ($283,750) in two installments: (i) RMB 500,000 ($68,822) by July 31, 2024 (which already occurred) and (ii) RMB1,561,473 ($214,928) by August 31, 2024.

On August 5, 2024, Yubo Beijing entered into a lease agreement with Beijing Bohui Business Management Services Co. Ltd. to rent certain office space in Beijing, China. The lease has a term of two years, commencing on August 26, 2024 and ending on August 25, 2026. The monthly rent under the lease is RMB 55,000 ($7,570).

Regulatory Developments

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

As of the date of this Quarterly Report, Michael T. Studer CPA P.C., our independent registered public accounting firm, is headquartered in Freeport, New York, and as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis and it is not included in the determination letter issued by the PCAOB on December 16, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Although our auditor is headquartered in the United States, we cannot assure you whether OTC Markets or regulatory authorities would not in the future apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist or suspend the trading of our Class A common stock. If our Class A common stock is unable to be listed on another securities exchange, such a delisting or suspension would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

Furthermore, on August 20, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which took effect in November 2021. The PIPL provides that any entity involving processing of personal information (the “PI Handler”) shall take various measures to prevent the disclosure, modification or losing of the personal information processed by such entity, including, but not limited to, formulating a related internal management system and standard of operation, conducting classified management of personal information, taking safety technology measures to encrypt and de-identify the processed personal information, providing regular safety training and education for staff and formulating a personal information safety emergency accident plan. The PIPL further provides that a PI Handler shall conduct a prior evaluation of the impact of personal information protection before the occurrence of various situations, including, but not limited to, processing of sensitive personal information (personal information that, once leaked or illegally used, may lead to discrimination against an individual or serious harm to an individual’s personal or property safety, including information on an individual’s ethnicity, religious beliefs, personal biological characteristics, medical health, financial accounts, personal whereabouts), using personal information to make automated decisions and providing personal information to any overseas entity. Notably, in case of cross-border transfer of personal information, the PIPL requires the PI Handler to either (i) complete a mandatory security assessment by CAC, (ii) complete the personal information protection certification (the “PIPC”) by a certification institution designated by the CAC, or (iii) conclude a standard contract provided by CAC with the foreign recipients.

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

On March 22, 2024, the CAC published the Provisions on Promoting and Regulating the Cross-border Flow of Data (the “New Provisions”) which took immediate effect on March 22, 2024. Under the New Provisions, the security assessment is required when (i) the PI Handler is a CIIO, (ii) the PI Handler is transferring any critical data, or (iii) the PI Handler (and provided that such PI Handler is not a CIIO) is, in any given year starting from January 1, exporting personal data of at least 1 million individuals or sensitive personal data of at least 10,000 individual. The New Provisions also exempt the PI Handlers from the security assessment in certain outbound data transfer scenarios such as human resource management, contract fulfillment and emergency situations, etc.

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. As of the date of this Quarterly Report, (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also highly unlikely that Yubo Beijing will reach such threshold in the near future, and (ii) Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying it as a CIIO or requiring it to go through cybersecurity review or similar government reviews, and as such, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the cybersecurity review. Considering that (i) as of the date of this Quarterly Report, Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Quarterly Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as important data , and (iii) during each fiscal year 2021, 2022, 2023 and since January 1, 2024, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to such security assessment by the CAC.

Further, the New Provisions provide safe harbor rules for certain scenarios of cross-border data transfer, exempting the data exporter from passing security assessment and entering into China standard contractual clauses (China SCCs), including (1) transfer of non-sensitive personal data of less than 100,000 individuals in any given year starting from January 1 (and provided that the controller is not a CIIO), (2) transfer of employee data necessary for HR administration according to collective labor contract or employment policy adopted according to law, (3) transfer of personal data necessary for performing a contract with the said individual including for cross-border commerce, money remittance, opening bank accounts, air and commendation booking, visa and exam services, etc., and (4) transfer of personal data necessary for protecting human life and property security in emergent cases. Since (i) Yubo Beijing has not provided any personal data collected and gathered in its business outside the territory of China, and (ii) we do not have the access to the personal data gathered by Yubo Beijing, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the PRC regulations and policies issued by the CAC with respect to cross-border transfer of personal data gathered in China. However, given that the national security legal framework imposes stricter data localization and protection requirements on personal information and human health-related data in recent years, we might need to maintain the data and personal information collected and generated in our business in mainland China, enter into standard contracts with the overseas recipients of any personal information processed by us (if any), conduct self-assessments, undergo security assessments, or even obtain the requisite approvals from the Chinese government if the transmission of such information and data outside of mainland China is needed, which could significantly increase our operating costs or cause delays or disruptions in our business operations. Furthermore, if Yubo Beijing does not take measures to review and improve its mechanisms in protecting personal information, failure of personal information protection compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

Permission, Review and Filing Required from the Authorities in Mainland China Relating to Overseas Offering

The PRC government has recently sought to exert more oversight and control and impose more restrictions on China-based companies raising capital offshore and such efforts may continue or intensify in the future. On July 6, 2021, PRC authorities promulgated the Opinions on Severely Cracking Down on Illegal Securities Activities, which emphasized the need to strengthen the supervision over overseas listings by mainland China-based companies. Effective measures, such as promoting the establishment of regulatory systems, are to be taken to deal with the risks and incidents of mainland China-based overseas-listed companies, cybersecurity and data privacy protection requirements and similar matters. See “—Cybersecurity Review Measure” above.

Further, according to the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Overseas Listing Trial Measures, and five supporting guidelines, issued by CSRC on February 17, 2023 (the Overseas Listing Trial Measures and these guidelines collectively, the “Overseas Listing Filing Rules”), the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies published by CSRC on February 17, 2023, or the Notice on the Overseas Listing Filing, and the set of Q&A published on CSRC’s official website, as an issuer which is already listed, Yubo Beijing would be required to make a filing in accordance with the Overseas Listing Filing Rules if: (i) it issues additional convertible bonds, exchangeable bonds or preferred shares, (ii) it issues additional securities in the same overseas market, excluding securities issued for the purpose of implementing equity incentive, distribution of stock dividends, share split, etc., (iii) it issues additional securities in several offerings within its authorized scope; or (iv) it conducts a secondary listing or primary listing in any other overseas market. The reporting entity will also be required to report the occurrence of any of the following material events within three business days after the occurrence and announcement thereof to CSRC: (a) a change of control of the issuer; (b) the investigation, sanction or other measures undertaken by any foreign securities regulatory agencies or competent authorities in respect of the issuer; (c) change of the listing status or transfer of the listing board; and (d) the voluntary or mandatory delisting of the issuer. In addition, the completion of any overseas follow-on offerings by an issuer in the same overseas market where it has completed its public offering and listing would necessitate a filing with CSRC within three business days thereafter.

As of the date of this report, Yubo Beijing has not been involved in any investigations on cybersecurity review initiated by CAC, and Yubo Beijing has not received any official inquiry, notice, warning, or sanctions regarding cybersecurity and overseas listing from CAC, CSRC or any other PRC authorities. However, given (i) the uncertainties with respect to the enactment, implementation, and interpretation of the Overseas Listing Filing Rules and laws and regulations relating to data security, privacy, and cybersecurity, and (ii) that the PRC government authorities have significant discretion in interpreting and implementing statutory provisions in general, there can be no assurance that PRC government authorities will not take a contrary position or adopt different interpretations, or that there will not be changes in the regulatory landscape. Consequently, a cybersecurity review and the approval from or filing with CSRC, CAC, or other government authorities may be required in connection with offering of our securities in the future. If (a) Yubo Beijing does not receive or maintain any required permission, or fails to complete any required review or filing, (b) Yubo Beijing inadvertently concludes that such permission, review or filing is not required, or (c) applicable laws, regulations, or interpretations change such that it becomes mandatory for Yubo Beijing to obtain any permission, review or filing in the future, Yubo Beijing may have to expend significant time and costs to comply with these requirements. If Yubo Beijing is unable to do so, on commercially reasonable terms, in a timely manner or otherwise, it may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against it, and other forms of sanctions, and Yubo Beijing’s ability to conduct its business, invest into China as foreign investments or accept foreign investments, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and its business, reputation, financial condition, and results of operations may be materially and adversely affected. Further, Yubo Beijing’s ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and the value of our Class A common stock may significantly decline or become worthless.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Two customers accounted for approximately 70% of Yubo Beijing’s total sales for the six months ended June 30, 2024.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023, and for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Sales, Cost of Goods Sold and Gross Profit

Our sales decreased to $nil for the three months ended June 30, 2024 from $1,430 for the three months ended June 30, 2023, primarily because no sales were made during the three months ended June 30, 2024. Our cost of goods sold decreased to $nil for the three months ended June 30, 2024 from $545 for the three months ended June 30, 2023, primarily because no sales were made during three months ended June 30, 2024. As a result, our gross profit decreased from $885 for the three months ended June 30, 2023 to $nil for the three months ended June 30, 2024.

Our sales decreased to $3,488 for the six months ended June 30, 2024 from $153,880 for the six months ended June 30, 2023, primarily due to a decrease in the sales of health management and health maintenance services. Our cost of goods sold decreased to $827 for the six months ended June 30, 2024 from $96,839 for the six months ended June 30, 2023, primarily due to decreases in the sales of health management and health maintenance services and health products. As a result, our gross profit decreased from $57,041 for the six months ended June 30, 2023 to $2,661 for the six months ended June 30, 2024.

Operating Expenses

Our operating expenses increased to $470,436 for the three months ended June 30, 2024 from $368,161 for the three months ended June 30, 2023, primarily as a result of increases in occupancy and employee compensation expenses.

Our operating expenses increased to $882,517 for the six months ended June 30, 2024 from $740,849 for the six months ended June 30, 2023, primarily as a result of increases in occupancy and employee compensation expenses.

Loss from Operations

Our loss from operations was $470,436 for the three months ended June 30, 2024, as compared to $367,276 for the three months ended June 30, 2023. The increase was primarily due to increase in operating expenses.

Our loss from operations was $1,007,853 for the six months ended June 30, 2024, as compared to $683,808 for the six months ended June 30, 2023. The increase was primarily due to increase in operating expenses and decrease in gross profit.

Other Income (Expense)

Our other income (expense) was $(127,895) for the three months ended June 30, 2024, as compared to $(51) for the three months ended June 30, 2023. The increase was primarily due to a write off on obsolete inventory during the three months ended June 30, 2024.

Our other income (expense) was $(127,996) for the six months ended June 30, 2024, as compared to $(186) for the six months ended June 30, 2023. The increase was primarily due to a write off on obsolete inventory during the six months ended June 30, 2024.

Net Loss

Our net loss was $598,348 for the three months ended June 30, 2024, as compared to $367,237 for the three months ended June 30, 2023. The increase was primarily due to increase in operating expenses.

Our net loss was $1,007,853 for the six months ended June 30, 2024, as compared to $683,994 for the six months ended June 30, 2023. The increase was primarily due to increase in operating expenses and decrease in gross profit.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and equivalents on hand of $7,700 and a negative working capital of $3,191,054. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2024. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the third and fourth quarters of 2024. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(312,405) for the six months ended June 30, 2024, as compared to net cash used in operating activities of $(185,594) for the six months ended June 30, 2023. The increase was primarily due to increase in net loss.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $81,963 for the six months ended June 30, 2024, as compared to net cash from investing activities of $nil for the six months ended June 30, 2023. The increase was primarily due to proceeds from sale of equipment during the six months ended June 30, 2024.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $272,377 for the six months ended June 30, 2024, as compared to net cash from investing activities of $nil for the six months ended June 30, 2023. The increase was primarily due to capital contribution to a subsidiary by non-controlling interest during the six months ended June 30, 2024.

Current Liabilities

As of June 30, 2024, Yubo Beijing received an aggregate amount of $423,090 from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances.

Shareholder Loans

As of June 30, 2024, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $1,704,910, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $436,622, to Mr. Huang Li, our indirect shareholder, in the amount of $53,681, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

All of our shareholder loans are due on demand and non-interest bearing.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2024 and 2023 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2024, we had net losses of $598,348 and $1,007,853, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, have evaluated the effectiveness of our Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report (the “Evaluation Date”), to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, management, with the participation of our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal or administrative proceedings.

Item 1A. Risk Factors.

You should carefully consider the factors discussed below and in “Part I, Item 1A.—Risk Factors” and elsewhere in our annual report on Form 10-K filed on April 12, 2024, which could materially affect our business, financial condition, cash flows or future results. The risks described below and in our annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We currently conduct our business primarily through contractually arrangements with the PRC operating entity, and our management of the day-to-day business operations of such PRC entity pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entity due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operation.

Changes in PRC laws and regulations or the policies of the PRC government could have a material adverse effect on our business and operation. We could be adversely affected by uncertainties with respect to the PRC legal system. Rules and regulations in China can change quickly with little advance notice. In addition, the interpretation and enforcement of PRC laws and regulations involve additional uncertainties. Since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy.

Moreover, the PRC government has significant authority to exert influence on the ability of a China-based company, like us, to conduct its business, accept foreign investments or be listed on a U.S. stock exchange. For example, we face risks associated with recent statements and regulatory actions by the PRC government, including those related to regulatory approvals of offshore securities offerings, anti-monopoly regulatory investigations and actions, cybersecurity, and data privacy compliance; also, the PRC government has recently indicated an intent to exert more oversight over overseas securities offerings and published a series of laws and regulations to regulate such transactions. If the China Securities Regulatory Commission (the “CSRC”), the Cyberspace Administration of China (“CAC”) or other competent PRC regulatory authorities determine that prior approval is required for any of our offerings of securities overseas or the operation of our business, we cannot guarantee that we will be able to obtain such approval in a timely manner, or at all. The CSRC, CAC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, not to proceed with such activities. If we proceed with any of such activities without obtaining the CSRC’s, CAC’s or other PRC regulatory agencies’ approval to the extent it is required, or if we are unable to comply with any new regulatory requirements, we may face regulatory actions or other sanctions from the CSRC, CAC or other PRC regulatory agencies. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China or accept foreign investments, delay or restrict the repatriation of the proceeds from offering of securities overseas into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our stock.

The PRC government may also intervene with or influence our operations as it deems appropriate to further regulatory, political, and societal goals. The PRC government has recently published new policies that affected various industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition, and results of operations. While we believe that our business operations comply with relevant PRC laws and regulations currently in force in all material respects, we cannot guarantee that new rules or regulations promulgated in the future will not impose any additional requirement on us or otherwise tighten the regulations on companies like us. Any such action, once taken by the PRC government, could cause the value of our securities to significantly decline or become worthless.

The approval of the CSRC or other PRC government authorities may be required in connection with future offshore offering under PRC law, and, if so required, we cannot predict whether or for how long Yubo Beijing will be able to obtain such approval. Any failure to obtain or delay in obtaining such approval for an offshore offering would subject Yubo Beijing to sanctions imposed by the CSRC or other PRC government authorities.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six different PRC regulatory authorities in 2006 and amended in 2009, purports to require offshore special purpose vehicles that are controlled by PRC companies or individuals and that have been formed for the purpose of seeking a public listing on an overseas stock exchange through acquisitions of PRC domestic companies or assets to obtain an approval of CSRC prior to publicly listing their securities on an overseas stock exchange. The interpretation and application of the regulations remain unclear, and any of our offshore offerings in the future may ultimately require approval from CSRC. If CSRC approval is required, it is uncertain whether Yubo Beijing are able to and how long it will take for Yubo Beijing to obtain such approval, and, even if we obtain such CSRC approval, the approval could be rescinded. Any failure to obtain or any delay in obtaining CSRC approval for any future offshore offering, or a rescission of such approval may subject Yubo Beijing to sanctions imposed by CSRC or other PRC regulatory authorities, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, financial condition, and results of operations.

The PRC government has recently sought to exert more oversight and control over offerings that are conducted overseas or foreign investment in China-based issuers. The Opinions on Severely Cracking Down on Illegal Securities Activities, among others, emphasizes the need to strengthen cross-border regulatory cooperation and the administration and supervision of China-based issuers, and to establish a comprehensive regulatory system for the application of PRC capital market laws and regulations outside China. On February 17, 2023, CSRC promulgated the Overseas Listing Filing Rules, which became effective on March 31, 2023. According to the Overseas Listing Filing Rules, the offering or listing of shares, depository receipts, convertible corporate bonds, or other equity-like securities by a PRC domestic company in an overseas stock market, whether directly or indirectly through an offshore holding company, should be filed with CSRC. If a PRC domestic company intends to complete a direct or indirect overseas (i) initial public offering and listing, or (ii) listing of shares in the name of an overseas enterprise on the basis of the equity, assets, income or other similar rights of the PRC domestic company through a single or multiple acquisitions, share swaps, shares transfers or other means, the issuer (if the issuer is a PRC domestic company) or its designated major PRC domestic operating entity (if the issuer is an offshore holding company), in each applicable event, the reporting entity, shall complete the filing procedures with CSRC within three business days after the issuer submits its application documents relating to the initial public offering and/or listing or after the first public announcement of the transaction (if the submission of application documents is not required). The determination of whether any offering or listing is “indirect” will be made on a “substance over form” basis. An offering or listing of an issuer will be considered as an overseas indirect offering or listing by PRC domestic companies if both of the following conditions are met with respect to such issuer: (i) the revenues, profit, total assets, or net assets of PRC domestic companies in the most recent fiscal year constitute more than 50% of the line item in the issuer’s audited consolidated and combined financial statements for that year; and (ii) the majority of the senior management personnel responsible for its business operations and management are PRC citizens or have their ordinary residence in China, or if its main place of business is in China or if its business operation is primarily conducted in China. In addition, according to the Overseas Listing Filing Rules and a set of Q&A published on CSRC’s official website in connection with the release of the Overseas Listing Filing Rules, if it is explicitly required (in the form of institutional rules) by any regulatory authority having jurisdiction over the industry and field that regulatory procedures should be performed prior to the overseas listing of a PRC domestic company, such company must obtain the regulatory opinion, approval and other documents from and complete any required filing with such competent authority before submitting a CSRC filing. The reporting entity shall make a timely report to CSRC and update its CSRC filing within three business days after the occurrence of any of the following material events, if any of them occurs after obtaining its CSRC filing and before the completion of the offering and/or listing: (i) any material change to principal business, licenses or qualifications of the issuer; (ii) a change of control of the issuer or any material change to equity structure of the issuer; and (iii) any material change to the offering and listing plan. Once listed overseas, the reporting entity will be further required to report the occurrence of any of the following material events within three business days after the occurrence and announcement thereof to CSRC: (i) a change of control of the issuer; (ii) the investigation, sanction or other measures undertaken by any foreign securities regulatory agencies or competent authorities in respect of the issuer; (iii) change of the listing status or transfer of the listing board; and (iv) the voluntary or mandatory delisting of the issuer. In addition, the completion of any overseas follow-on offerings by an issuer in the same overseas market where it has completed its public offering and listing would necessitate a filing with CSRC within three business days thereafter. Failure to comply with the applicable filing requirements may result in fines being imposed on the PRC domestic companies and their controlling shareholders and other responsible person.

Based on the Notice on the Overseas Listing Filing, and the set of Q&A which are in connection with the release of the Oversea Listing Filing Rules, CSRC clarifies that (i) on or prior to the effective date of the Overseas Listing Filing Rules (i.e., March 31, 2023), domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with CSRC, and must complete the filing before the completion of their overseas offering and listing; (ii) a transition period until September 30, 2023 will be granted to domestic companies which have already obtained the approval from overseas regulatory authorities or stock exchanges but have not completed the indirect overseas listing prior to the effective date of the Overseas Listing Filing Rules; if domestic companies fail to complete the overseas listing prior to September 30, 2023, they shall file with CSRC according to the requirements.

Further, according to the Overseas Listing Filing Rules, for an issuer which is already listed, it should make filing in accordance with the Overseas Listing Filing Rules if: (i) it issues additional convertible bonds, exchangeable bonds or preferred shares, (ii) it issues additional securities in the same overseas market, excluding securities issued for the purpose of implementing equity incentive, distribution of stock dividends, share split, etc., (iii) it issues additional securities in several offerings within its authorized scope; or (iv) it conducts a secondary listing or primary listing in any other overseas market. The reporting entity will also be required to report the occurrence of any of the following material events within three business days after the occurrence and announcement thereof to CSRC: (i) a change of control of the issuer; (ii) the investigation, sanction or other measures undertaken by any foreign securities regulatory agencies or competent authorities in respect of the issuer; (iii) change of the listing status or transfer of the listing board; and (iv) the voluntary or mandatory delisting of the issuer. In addition, the completion of any overseas follow-on offerings by an issuer in the same overseas market where it has completed its public offering and listing would necessitate a filing with CSRC within three business days thereafter.

Given that (i) the previous offer and sale of shares of our Class A common stock have been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (Registration No. 333-255805), which was declared effective by the Commission on July 29, 2022, and (ii) as of the date of this Quarterly Report, we have not conducted any additional equity offerings to raise funds, based on its understanding of current PRC laws and regulations, we believe that we, our subsidiaries, and Yubo Beijing are not required to obtain permissions from the CSRC with respect to the operation of their businesses and the previous offering of our Class A common stock to the investors. However, we and our investors would be adversely affected if (i) we or our subsidiaries, including the VIEs were required to receive or maintain such permissions or approvals from the CSRC, CAC, or other PRC regulatory agencies and did not do so, (ii) if we inadvertently concluded that such approvals are not required, or (iii) if applicable laws, regulations, or interpretations change and we become required to obtain approval in the future. For example, if it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for any offshore offering in the future, we may face sanctions by the CSRC, CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from such future offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price and/or listing of our securities. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of  Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

 Item 6. – Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

____________________

(1)	Filed as an exhibit to the Current Report on Form 8-K filed by the Registrant with the SEC on January 14, 2021, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Date: August 19, 2024	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 19, 2024	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

