Form 10-Q
period 2024-09-30
Yubo International Biotech Ltd
filed 2024-11-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 13, 2024.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2024 and 2023

5

 YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

(Unaudited)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$8,034	$6,359
Receivables	218,014	79,654
Prepaid expenses	202,625	138,673
Inventory	6,574	214,575
Due from related parties	288,718	285,974
Total Current Assets	723,965	725,235
Property and equipment, net	256,778	375,209
Intangible assets, net	56,073	54,408
Operating lease right of use asset	579,444	391,913
Lease security deposits	37,659	120,502
Total Assets	$1,653,919	$1,667,269
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $830,334 and $658,638 as of September 30, 2024 and December 31, 2023, respectively)	$909,869	$825,632
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $438,318 and $434,151 as of September 30, 2024 and December 31, 2023, respectively)	438,318	434,151
Due to related parties (including due to related parties without recourse to the Company of $2,618,041 and $1,749,277 as of September 30, 2024 and December 31, 2023, respectively)	2,768,041	1,859,276
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $373,367 and $276,386 as of September 30, 2024 and December 31, 2023, respectively)	373,367	276,386
Total Current Liabilities	4,489,595	3,395,445
Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $206,077 and $115,527 as of September 30, 2024 and December 31, 2023, respectively)	206,077	115,527
Total Liabilities	4,695,672	3,510,972
Commitments and contingencies
Shareholders’ Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at September 30, 2024 and December 31, 2023.	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2024 and December 31, 2023.	4	4
Additional Paid in Capital	2,989,483	2,935,190
Accumulated deficit	(6,371,158)	(4,885,509)
Accumulated other comprehensive income (loss)	131,550	(13,204)
Total deficit attributable to common shareholders	(3,130,305)	(1,843,703)
Non-controlling interests	88,552	-
Total Deficit	(3,041,753)	(1,843,703)
Total Liabilities and Shareholders’ Equity	$1,653,919	$1,667,269

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$-	$428,510	$3,488	$582,390
Cost of goods and services sold	-	(84,428)	(827)	(181,267)
Gross Profit	-	344,082	2,661	401,123
Operating expenses:
Employee compensation	220,118	151,515	547,485	456,935
Occupancy	175,646	124,370	415,583	287,964
Depreciation and amortization of property and equipment	45,995	44,206	130,707	66,309
Amortization of intangible assets	3,590	2,862	10,224	8,640
Other operating expenses	87,415	14,706	311,283	258,660
Total Operating Expenses	532,764	337,659	1,415,282	1,078,508
Income (loss) from operations	(532,764)	6,423	(1,412,621)	(677,385)

Other Income (Expenses)
Loss on obsolescence of inventory	(88,338)	-	(216,233)	-
Interest expenses	49	(130)	(52)	(316)
Total Other Income (Expenses)	(88,289)	(130)	(216,285)	(316)

Loss before Provision for Income Tax	(621,053)	6,293	(1,628,906)	(677,701)

Provision for Income Tax	-	-	-	-

Net loss	(621,053)	6,293	(1,628,906)	(677,701)
Net loss attributable to non-controlling interest	(40,210)	-	(143,257)	-
Net loss attributable to common stock holders	(580,843)	6,293	(1,485,649)	(677,701)

Net loss per share basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	119,820,790	119,820,790	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(580,843)	$6,293	$(1,485,649)	$(677,701)
Net loss to NCI	(40,210)	-	(143,257)	-
Foreign currency translation adjustment to the Company	(25,981)	43,469	144,754	142,217
Foreign currency translation adjustment to the NCI	976	-	(11,658)	-
Total comprehensive income (loss)	$(646,058)	$49,762	$(1,495,810)	$(535,484)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

(Unaudited)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Company’s	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	equity	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	-	(1,843,703)

Capital contribution to subsidiary by non-controlling interest	-	-	-	-	-	-	-	-	97,979	97,979

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	-	-	-	-	54,293	-	-	54,293	(54,293)	-

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(377,296)	-	(377,296)	(32,209)	(409,505)

Foreign currency translation adjustment	-	-	-	-	-	-	100,524	100,524	(5,885)	94,639

BALANCE, March 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,262,805)	87,320	$(2,066,182)	5,592	(2,060,590)

Net loss for the three months ended June 30, 2024	-	-	-	-	-	(527,510)	-	(527,510)	(70,838)	(598,348)

Capital contribution to subsidiary by non-controlling interest	-	-	-	-	-	-	-	-	174,398	174,398

Foreign currency translation adjustment	-	-	-	-	-	-	70,211	70,211	(6,749)	63,462

BALANCE, June 30, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,790,315)	157,531	$(2,523,481)	102,403	(2,421,078)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	(580,843)	-	(580,843)	(40,210)	(621,053)

Capital contribution to subsidiary by non-controlling interest	-	-	-	-	-	-	-	-	25,383	25,383

Foreign currency translation adjustment	-	-	-	-	-	-	(25,981)	(25,981)	976	(25,005)

BALANCE, September 30, 2024	119,816,343	$119,816	4,447	$4	$2,989,483	$(6,371,158)	$131,550	$(3,130,305)	$88,552	$(3,041,753)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Stockholders’	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	Deficit	interest	Total
BALANCE, December 31, 2022	119,816,343	$119,816	4,447	4	2,935,190	(3,690,426)	70,043	$(565,373)	-	(565,373)

Net loss for the three months ended March 31, 2023	-	-	-	-	-	(316,667)	-	(316,667)	-	(316,667)

Foreign currency translation adjustment	-	-	-	-	-	-	43,285	43,285	-	-

BALANCE, March 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,007,093)	113,328	$(838,755)	-	(838,755)

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(367,327)	-	(367,327)	-	(367,327)

Foreign currency translation adjustment	-	-	-	-	-	-	55,463	55,463	-	55,463

BALANCE, June 30, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,374,420)	168,791	$(1,150,619)	-	(1,150,619)

Net loss for the three months ended September 30, 2023	-	-	-	-	-	6,293		6,293	-	6,293

Foreign currency translation adjustment	-	-	-	-	-	-	43,469	43,469	-	43,469

BALANCE, September 30, 2023	119,816,343	$119,816	4,447	$4	$2,935,190	$(4,368,127)	$212,260	$(1,100,857)	$-	$(1,100,857)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

(Unaudited)

	For the nine months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,628,906)	$(677,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	140,931	74,949
Loss on obsolescence of inventory	216,233
Changes in operating assets and liabilities:
Receivables	(138,360)	3,422
Prepaid expense	(63,952)	(107,068)
Inventory	(8,232)	112,426
Due from related parties	(2,744)	16,003
Lease security deposit	82,843	6,808
Accounts payable and accrued expenses	84,237	(2,456)
Advances from prospective customers/distributors	4,167	(37,965)
Due to related parties	908,765	430,964
Net cash used in operating activities	(405,018)	$(180,618)

Cash flows from investing activities:
Proceeds from sale of Equipment	118,431	-
Net cash provided in investing activities	118,431	-

Cash flows from financing activities:
Capital contribution to subsidiary (EpiAis) by non-controlling interest	297,760	-
Net cash provided by financing activities	297,760	-

Effect of exchange rate changes	(9,498)	167,693

Net increase (decrease) in cash	1,675	(12,925)
Cash at beginning of period	6,359	18,220
Cash at end of period	$8,034	$5,295

Supplemental Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months and nine months ended September 30, 2024 and 2023

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

On January 27 2024, the Company acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2024. On September 2, 2024, the Company acquired an additional 19% equity in Yubo Shenzhen, resulting in a total equity ownership of 70% as of September 30, 2024.

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	· A holding company · Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	· A Cayman Island company · Incorporated on April 7, 2020 · A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	· A Hong Kong company · Incorporated on May 4, 2020 · A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	· A PRC company and deemed a wholly foreign owned enterprise · Incorporated on September 4, 2020 · Subscribed capital of $1,500,000 · A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	· A PRC limited liability company · Incorporated on June 14, 2016 · Subscribed capital of $1,454,038 (RMB 10,000,000) · Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	· A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	· A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	· A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	· A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at September 30, 2024 and December 31, 2023 consist of:

	September 30, 2024	December 31, 2023
	(Unaudited)
Cash	$4,189	$2,570
Receivables (net)	170,383	32,476
Prepaid Expenses	175,249	107,921
Inventory	6,574	214,575
Due from related parties	288,718	285,974
Property and equipment (net)	256,778	375,209
Intangible assets (net)	56,073	54,409
Operating lease right of use asset	579,444	391,913
Lease security deposit	15,726	98,777
Receivables from other consolidated entities (A)	548,385	391,764
Total assets	2,101,519	1,955,588

Accounts payable and accrued expenses	830,334	658,638
Advances from prospective customers/distributors	438,318	434,151
Due to related parties	2,618,041	1,749,277
Operating lease liabilities	579,444	391,913
Payables to other consolidated entities (A)	941,377	794,759
Total liabilities	5,407,514	4,028,738

Shareholders’ equity	$(3,305,995)	$(2,073,150)

(A)	Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at September 30, 2024 and a condensed consolidating statement of operations of the Company for the nine months ended September 30, 2024.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.0413 RMB for the nine months ended September 30, 2024 and $1=7.0977 RMB for the nine months ended September 30, 2023), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.0127 RMB at September 30, 2024 and $1=7.0800 RMB at December 31, 2023), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost utilizing the weighted average method or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less the estimated selling costs.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2024 and December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At September 30, 2024, the Company had cash of $8,034 and negative working capital of $3,765,630 For the nine months ended September 30, 2024 and September 30, 2023, the Company had losses of $1,628,906 and $677,701, respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Nebulizers and components	$-	$47,718
Oral liquid health products	-	67,242
Beauty care products	-	97,988
Other	6,574	1,627
Total Inventory	$6,574	$214,575

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$288,718	$285,974
Total Due from Related Parties	$288,718	$285,974

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Leasehold improvements	$237,166	$514,288
X-Ray equipment	19,766	-
Air conditioning equipment	-	19,826
Office equipment	21,948	27,512
Total property and equipment	278,880	561,626
Less accumulated depreciation and amortization	(22,102)	(186,417)
Property and equipment, net	$256,778	$375,209

For the three months ended September 30, 2024 and 2023, depreciation and amortization of property and equipment was $45,995 and $44,206, respectively.

For the nine months ended September 30, 2024 and 2023, depreciation and amortization of property and equipment was $130,707 and $66,309,  respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Distribution software	$35,297	$34,961
Experience center software	40,358	39,974
Patents acquired from related party	11,295	11,188
Wechat application	11,407	-
Total intangible assets	98,357	86,123
Less: Accumulated amortization	(42,284)	(31,715)
Intangible assets, net	$56,073	$54,408

For the three months ended September 30, 2024 and 2023, amortization of intangible assets expense was $3,590 and $2,862, respectively.

For the nine months ended September 30, 2024 and 2023, amortization of intangible assets expense was $10,224 and $8,640, respectively.

At September 30, 2024, the expected future amortization of intangible assets expense was:

Year ending December 31, 2024	$11,744
Year ending December 31, 2025	16,913
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$56,073

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The lease provided for monthly rent of RMB 166,845 ($23,792) through July 31, 2023 and RMB 176,833 ($25,216) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($293,963) in two installments: RMB 500,000 ($71,299) before July 31, 2024 (which occurred) and RMB 1,561,473 ($222,664) before August 31, 2024 (which has not occurred). As of September 30, 2024, Yubo Beijing was past due in the amount of RMB 1,561,473 ($222,664). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at September 30, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($42,676) through February 28, 2024 and RMB 317,233 ($45,237) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($8,073) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,335) from March 1, 2024 to February 28, 2026.

On April 1, 2024, Yubo Shenzhen signed two leases with Shenzhen Material Group Limited

·	12 square meter office space at Unit 605-09, 6th Floor, Material Holdings Landmark Building Shenzhen at a monthly rent of RMB 97,686 ($13,930). The lease began April 1, 2024 and ends on March 15, 2026
·	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,464). The lease began April 1, 2024 and ends on November 17, 2025.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,686) and to pay monthly rent of RMB 55,000 ($7,843).

At September 30, 2024, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of September 30, 2024
Year ending December 31, 2024	113,894
Year ending December 31, 2025	390,367
Year ending December 31, 2026	113,689
Total	617,950

The operating lease liabilities totaling $579,444 at September 30, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $617,950 at September 30, 2024.

For the three months ended September 30, 2024 and September 30, 2023, occupancy expense attributable to leases was  $175,646 and $124,370, respectively.

For the nine months ended September 30, 2024 and September 30, 2023, occupancy expense attributable to leases was $415,583 and $287,964, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$220,279	$218,185
Advancer 2	550,000	550,000	78,429	77,684
Advancer 3	500,000	500,000	71,299	70,621
Advancer 4	348,000	348,000	49,625	49,153
Advancer 5	50,000	50,000	7,130	7,062
Advancer 6	50,000	50,000	7,130	7,062
Advancer 7	31,012	31,012	4,422	4,380
Advancer 8	31	31	4	4
	¥3,073,791	¥3,073,791	$438,318	$434,151

The related verbal agreements between Yubo Beijing and the eight advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining  PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Mr. Yang Wang (1)	$450,897	$446,992
Mr. Jun Wang (2)	2,151,224	1,287,157
Ms. Huang Li (3)	55,613	55,127
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,307	30,000
Ms. Xiuqin Xu	15,000	-
Ms. Lina Fang	10,000	10,000
Total	$2,768,041	$1,859,276

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at September 30, 2024 and December 31, 2023.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2024 and December 31, 2023.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2024 and December 31, 2023.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,425,984 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

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

Since inception to September 30, 2024, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of September 30, 2024.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($28,491 at the 7.0127 current exchange rate at September 30, 2024). As of September 30, 2024, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to September 30, 2024.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to September 30, 2024.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, and $961,754 for the nine months ended September 30, 2024. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, and a net loss of $3,636 for the nine months ended September 30, 2024. Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, and a net loss of $289,896 for the nine months ended September 30, 2024. Yubo Phoenix had a net loss $116,960 for the nine months ended September 30, 2024. Yubo Shenzhen had a net loss of $216,621 for the nine months ended September 30, 2024. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2024 and December 31, 2023.

The components of deferred tax assets were as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Net operating losses carry forward	$1,448,377	$1,051,235
Valuation allowance	(1,448,377)	(1,051,235)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(407,227)	$(169,425))
Net loss of Platinum	10,000	12,563
Increase in valuation allowance	397,227	146,831
Other		10,031
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2024 and December 31, 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $71,299 at September 30, 2024). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Two customers accounted for 14.83% and 14.83%, respectively, of total sales for the nine months ended September 30, 2023.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of September 30, 2024 is as follows:

	Yubo International Biotech Limited(Parent	Platinum (Cayman Islands) and Platinum HK(Cayman	Yubo	Yubo Chengdu	Yubo Beijing (VIE and
	Company)	Island)	Global	(WFOE)	Subsidiaries)	Eliminations	Consolidated
ASSETS
Total Current Assets	$-	$	$78,853	$-	$645,112	$-	$723,965
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	-	-	-	1,251,987	-
Intercompany receivables	-		446,088	-	548,386	(994,474)	-
Other assets	-		21,995		908,021	(62)	929,954
Total Assets	$(2,181,987)	$930,000	546,936	-	2,101,519	257,451	1,653,919
LIABILITIES AND SHAREHOLDERS’ EQUITY

Total current liabilities	$-	$150,000	$79,535	$-	$4,260,060	$-	$4,489,595
Intercompany payables	-	-	44,919	-	941,377	(986,296)	-
Other liabilities	-	-	-	-	206,077	-	206,077
Total Liabilities	-	150,000	124,454	-	5,407,514	(986,296)	4,695,672

Shareholders’ Deficit:
Capital stock and additional paid in capital	-	1,569,229	853,550	-	2,026,038	(1,339,514)	3,109,303
Accumulated deficit	(2,181,987)	(789,229)	(431,068)	-	(5,552,135)	2,583,261	(6,371,158)
Accumulated other comprehensive income (loss)	-	-	-	-	131,550	-	131,550
Non-controlling interests	-	-	-	-	88,552	-	88,552
Total Deficit	(2,181,987)	780,000	422,482	-	(3,305,995)	1,243,747	(3,041,753)
Total Liabilities and Shareholders’ Equity	$(2,181,987)	$930,000	$546,936	$-	$2,101,519	$257,451	$1,653,919

A condensed consolidating statement of operations of the Company for the nine months ended September 30, 2024 is as follows:

	Yubo International Biotech Limited	Platinum (Cayman Islands) and Platinum HK	Yubo	Yubo Chengdu	Yubo Beijing (VIE and
	(Parent Company)	(Cayman Island)	Global	(WFOE)	Subsidiaries)	Eliminations	Consolidated
Sales of product and services	$-	$-	$-	$-	$3,488	$-	$3,488
Cost of goods and services sold	-	-	-	-	(827)	-	(827)
Gross profit	-	-	-	-	2,661	-	2,661
Total operating expenses	-	40,000	3,656	-	1,371,626	-	1,415,282
Loss from operations	-	(40,000)	(3,656)	-	(1,368,965)	-	(1,412,621)
Other income (expense)	-	-	20	-	(216,305)	-	(216,285)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	-	-	-	-	1,628,906	-
Net Loss	$(1,628,906)	$(40,000)	$(3,636)	$-	$(1,585,270)	$1,628,906	$(1,628,906)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on April 12, 2024.

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

YUBO INTERNATIONAL BIOTECH LIMITED (NEW YORK / HOLDING COMPANY)
100%
PLATINUM INTERNATIONAL BIOTECH CO., LTD. (CAYMAN ISLANDS / HOLDING COMPANY)
100%
PLATINUM INTERNATIONAL BIOTECH (HONG KONG) LIMITED (HONG KONG / HOLDING COMPANY)
Offshore
Onshore
100%
100%
YUBO INTERNATIONAL BIOTECH (BEIJING) LIMITED* (PRC / VIE)
Contractual Arrangements*
YUBO INTERNATIONAL BIOTECH (CHENGDU) LIMITED (PRC / WFOE)
YUBO GLOBAL BIOTECHNOLOGY (CHENGDU) CO., LTD. (PRC)
100%
51%
73%
PHOENIX CLUB BIO-MEDICAL TECHNOLOGY (CHENGDU) CO., LTD. (PRC)
EPIAIS BIOMEDICAL ENGINEERING CO., LTD. (PRC)
YUBO JINGZHI BIOTECHNOLOGY (CHENGDU) CO., LTD. (PRC)

* Yubo Beijing conducts the day-to-day business operations in China. Yubo International Biotech Limited and its subsidiaries do not have any equity ownership interest in, direct foreign investment in, or control of Yubo Beijing through its contractual agreements with Yubo Beijing. Investors are not purchasing, and may never hold, any equity interests, directly or indirectly, in Yubo Beijing or any of its subsidiaries.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. Two customers accounted for approximately 14.8% and 14.8%, respectively, of Yubo Beijing’s total sales for the nine months ended September 30, 2024.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report.

Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. For more information, see Note 2: Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Quarterly Report.

We do not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material impact on its consolidated financial position, statements of operations or cash flows.

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023, and for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Sales, Cost of Goods Sold and Gross Profit

Our sales decreased to $nil for the three months ended September 30, 2024 from $428,510 for the three months ended September 30, 2023, primarily because no sales were made during the three months end September 30, 2024. Our cost of goods sold decreased to $nil for the three months ended September 30, 2024 from $84,428 for the three months ended September 30, 2023, primarily  because no sales were made during the three months end September 30, 2024. As a result, our gross profit decreased from $344,082 for the three months ended September 30, 2023 to $nil  for the three months ended September 30, 2024.

Our sales decreased to $3,488 for the nine months ended September 30, 2024 from $582,390 for the nine months ended September 30, 2023, primarily due to decreases in the sales of health management and health maintenance services. Our cost of goods sold decreased to $827 for the nine months ended September 30, 2024 from $181,267 for the nine months ended September 30, 2023, primarily due to decreases in the sales of health management and health maintenance services and health products. As a result, our gross profit decreased from $401,123 for the nine months ended September 30, 2023 to $2,661 for the nine months ended September 30, 2024.

Operating Expenses

Our operating expenses increased to $532,764 for the three months ended September 30, 2024 from $337,659 for the three months ended September 30, 2023, primarily as a result of increases in occupancy and employee compensation expenses.

Our operating expenses increased to $1,415,282 for the nine months ended September 30, 2024 from $1,078,508 for the nine months ended September 30, 2023, primarily as a result of increases in occupancy and employee compensation.

Income (Loss) from Operations

Our loss from operations was $(532,764) for the three months ended September 30, 2024, as compared to income from operation $6,423 for the three months ended September 30, 2023. The decrease in income from operations was primarily due to increase in operating expense.

Our loss from operations was $(1,415,282) for the nine months ended September 30, 2024, as compared to $(683,808) for the nine months ended September 30, 2023. The increase in loss from operations was primarily due to increase in operating expenses and decrease in gross profit.

Other Income (Expense)

Our other income (expense) was $ (88,289) for the three months ended September 30, 2024, as compared to $(130) for the three months ended September 30, 2023. The increase was primarily due to a write off on obsolete inventory during the three months ended September 30, 2024.

Our other income (expense) was $(216,285) for the nine months ended September 30, 2024, as compared to $(316) for the nine months ended September 30, 2023. The increase was primarily due to a write off on obsolete inventory during the nine months ended September 30, 2024.

Net Loss

Our net loss was $621,053 for the three months ended September 30, 2024, as compared to $6,293 for the three months ended September 30, 2023. The increase was primarily due to increase in operating expenses.

Our net loss was $1,628,906 for the nine months ended September 30, 2024, as compared to $(677,701) for the nine months ended September 30, 2023. The increase was primarily due to increase in operating expenses and decrease in gross profit.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and equivalents on hand of $8,034 and a negative working capital of $3,765,630. Generally, the primary sources of our funds have been cash from operations, loans from our shareholders and capital contributions. We believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2024. We intend to continue working toward identifying and obtaining new sources of financing and we intend to raise additional capital in the fourth quarter of 2024. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(405,018) for the nine months ended September 30, 2024, as compared to net cash used in operating activities of $(180,618) for the nine months ended September 30, 2023. The increase was primarily due to increase in net loss.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $118,431 for the nine months ended September 30, 2024, as compared to net cash provided by investing activities was $nil for the nine months ended September 30, 2023. The increase was primarily due to proceeds from sale of equipment during the nine months ended September 30, 2024.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $297,760 for the nine months ended September 30, 2024, as compared to net cash provided by investing activities of $nil for the nine months ended September 30, 2023. The increase was primarily due to capital contribution to a subsidiary by non-controlling interest during the nine months ended September 30, 2024.

Current Liabilities

As of September 30, 2024, Yubo Beijing received an aggregate amount of $434,151 from eight PRC entities. The related verbal agreements provide for the eight entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight PRC entities have the right to request the return of their advances.

Shareholder Loans

As of September 30, 2024, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $2,151,224, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $450,897, to Mr. Huang Li, our indirect shareholder, in the amount of $55,613, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included an explanatory note referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2024, we had net losses of $621,053 and $1,628,906, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of  Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: November 13, 2024	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

