Form 10-K
period 2024-12-31
Yubo International Biotech Ltd
filed 2025-03-31
CIK 895464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________________

Commission File Number  000-21320

YUBO INTERNATIONAL BIOTECH LIMITED
(Exact Name of Registrant as Specified in its Charter)

New York	11-3074326
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. Number)

Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, China	100026
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (+86) 136-0129-6655

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the Class A common stock on the OTC Markets on June 30, 2024, was approximately $43,391,123.

As of March 31, 2025, 119,816,343 shares of Class A common stock, $0.001 par value, and 4,447 shares of Class B common stock, par value $0.001 per share, of the Registrant were outstanding.

ABOUT THIS ANNUAL REPORT

In this Annual Report on Form 10-K (this “Annual Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation and its wholly owned subsidiaries, including Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Platinum (“Platinum HK”), Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China and a wholly owned subsidiary of Platinum HK (“Yubo Chengdu” or the “WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China (“Yubo Global”). We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and, through contractual arrangements with us, the Chinese operating company. None of our Company, Platinum, or Platinum HK, each as a holding company, conducts any day-to-day business operations in China.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Item 1A. Risk Factors” including, without limitation, risks relating to:

·	the results of Yubo Beijing’s (as defined herein) research and development activities relating, in particular, to stem cell related technologies;

·	the early stage of Yubo Beijing’s product candidates presently under development;

·	the need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

·

Yubo Beijing’s ability to obtain and, if obtained, maintain regulatory approval of its current product candidates, and any of its other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;

·	Yubo Beijing’s ability to retain or hire key scientific or management personnel;

·	Yubo Beijing’s ability to protect its intellectual property rights that are valuable to its business, including patent and other intellectual property rights;

·	Yubo Beijing’s dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

·	Yubo Beijing’s ability to develop successful sales and marketing capabilities in the future as needed;

·	the size and growth of the potential markets for any of Yubo Beijing’s approved product candidates, and the rate and degree of market acceptance of any of its approved product candidates;

·	competition in the industry; and

·	regulatory developments in China.

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

PART I

Item 1. Business.

In this Annual Report, unless otherwise specified, the terms “we,” “our,” “us,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and New York corporation, formerly known as Magna-Lab, Inc., and its wholly owned subsidiaries, including without limitation, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands, Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong, and Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China (“Yubo Chengdu” or the “WFOE”). The term “Yubo Beijing” refers to Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China, and, through contractual arrangements with, the Chinese operating company.

Corporate Overview

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”). Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and which is, through contractual arrangements with us, the Chinese operating company (“Yubo Beijing”). None of our Company, Platinum, or Platinum International Biotech (Hong Kong) Limited, a wholly owned subsidiary of Platinum (“Platinum HK”), each as a holding company, conducts any day-to-day business operations in China.

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

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless. For more information regarding the VIE structure and its associated risks, see “—The VIE and China Operations” below and “Part I—Item 1A. Risk Factors—Risks Related to Our Corporate Structure”.

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Jingzhi Biotechnology (Chengdu) Co., Ltd. (“Yubo Jingzhi”), Yubo Global Biotechnology (Chengdu) Co., Ltd. (“Yubo Global”), and the WFOE, in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as descried in this Annual Report. We do not own any equity interest in Yubo Beijing or Yubo Jingzhi.

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

The following diagram illustrates our corporate structure, including the VIE, Yubo Beijing, as of the date of this Annual Report.

The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE and Yubo Beijing, the VIE:

As of the date of this Annual Report, with respect to our securities offering in the United States to foreign investors in the past, under current PRC laws, regulations and rules, we believe that we, our subsidiaries, and Yubo Beijing (i) have not been required to obtain permissions from or complete filings with the CSRC, (ii) have not been required to go through cybersecurity review by the CAC, and (iii) have not received or denied such requisite permissions by the CSRC or the CAC.

Furthermore, other than the uncertainties discussed in “Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us. Therefore, Yubo Beijing’s business faces potential uncertainty from the PRC government’s policy. Changes in China’s economic, political, or social conditions, or government policies could materially and adversely affect our or Yubo Beijing’s business, financial condition, and results of operations”, we, our subsidiaries, and Yubo Beijing have obtained all necessary permissions and approvals from the PRC government authorities with respect to the business operations in China, including, among others, the Food Operation License Permit and Medical License Distribution Enterprise Filing Certificate. To our knowledge and the knowledge of our subsidiaries and Yubo Beijing, no permissions or approvals from the applicable PRC government authorities have been denied. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we, our subsidiaries, or Yubo Beijing may be required to obtain additional licenses, permits, filings, or approvals for our business operations in the future. If we are unable to obtain necessary licenses, permits, filings, or approvals on commercially reasonable terms, in a timely manner or otherwise, we may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against it, and other forms of sanctions. As a result, we, our subsidiaries, and Yubo Beijing’s ability to conduct business, invest into China as foreign investment or accept foreign investment, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected. For further information, see “—Regulatory Developments” below.

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

Furthermore, the PRC government may adopt new measures that may affect Yubo Beijing’s operations, or exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies. These legal and operational risks, together with uncertainties in the PRC legal system and the interpretation and enforcement of PRC laws, regulations and policies, could hinder our ability to offer or continue to offer securities to investors, result in a material adverse change to Yubo Beijing’s business operations, and damage Yubo Beijing’s reputation, each of which could cause our Class A common stock to significantly decline in value or become worthless. For a detailed description of risks related to doing business in China, please refer to risks disclosed under “Item 1A. Risk Factors—Risks Related to Doing Business in China”.

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

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was signed into law on December 29, 2022. The AHFCAA amended the HFCA Act and requires the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three years.

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

As of the date of this Annual Report, HHL LLP (“HHL”), our independent registered public accounting firm, is headquartered in New York, New York, and as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. As noted above, on December 15, 2022, the PCAOB issued a report that vacated the 2021 PCAOB Determinations and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Although our auditor is headquartered in the United States, we cannot assure you whether OTC Markets or regulatory authorities would not in the future apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist or suspend the trading of our Class A common stock. If our Class A common stock is unable to be listed on another securities exchange, such a delisting or suspension would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

Cybersecurity Review Measures

On December 28, 2021, the Cyberspace Administration of China (“CAC”) published the revised Measures for Cybersecurity Review (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks a “foreign” listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; and (ii) as of the date of this Annual Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a CIIO or requiring us to go through cybersecurity review or similar government reviews. That being said, considering that the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security”, it is uncertain whether the competent government authorities will deem that Yubo Beijing’s data processing activities may affect national security and thus initiating the cybersecurity review against Yubo Beijing’s businesses, and whether the competent government authorities, including the CAC, will adopt new laws, regulations or rules related to the revised CRM subjecting Yubo Beijing or its business to the cybersecurity review. We cannot guarantee, however, that we will not be subject to the cybersecurity review in the future. If a cybersecurity review is determined to apply to us in the future, we may be required to suspend our operations or experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure of cybersecurity, data privacy and data security compliance which may be identified during any of such cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

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

On November 4, 2022, the CAC and the State Administration for Market Regulation (the “SAMR”) jointly issued the Notification on the Implementation of Personal Information Protection Certification, formally initiating the mechanism of PIPC. In parallel, on December 16, 2022, the National Information Security Standardization Technical Committee released an updated version of the Guidance on Network Security Standardized Practice - Specification for Certification of Personal Information Cross-Border Processing Activities, which provides the general principles and detailed requirements for cross-border PIPC.

On February 22, 2023, the CAC published the Measures for the Standard Contract for Cross-Border Transfer of Personal Information, along with the final version of the standard contract for the cross-border transfer of personal information outside of mainland China (the “PRC Standard Contract”), which become effective on June 1, 2023. A PI Handler may choose either (i) to complete a PIPC, or (ii) to conclude a PRC Standard Contract with a foreign recipient and provide it along with other required materials to relevant governmental authorities for filing to ensure the legality of a cross-border transfer of personal information, as long as not falling into the circumstances required for a mandatory security assessment as mentioned above.

On March 22, 2024, the CAC published the Provisions on Promoting and Regulating the Cross-border Flow of Data (the “New Provisions”) which took immediate effect on March 22, 2024. Under the New Provisions, the security assessment is required when (i) the PI Handler is a CIIO, (ii) the PI Handler is transferring any critical data, or (iii) the PI Handler (and provided that such PI Handler is not a CIIO) is, in any given year starting from January 1, exporting personal data of at least 1 million individuals or sensitive personal data of at least 10,000 individuals. The New Provisions also exempt the PI Handlers from the security assessment in certain outbound data transfer scenarios, such as human resource management, contract fulfillment, and emergency situations.

On September 24, 2024, the State Council of the PRC released the Regulations on Network Data Security Management (the “Network Data Regulations”), which became effective from January 1, 2025. The Network Data Regulations elaborate on the implementation of requirements set forth in the Cybersecurity Law, Data Security Law, and PIPL, adopting a data classification and multi-level protection approach to regulate network data activities. Key requirements of the Network Data Regulations include mandatory national security reviews for network data processors whose activities affect or may affect national security. Additionally, if important data collected or generated in the PRC is to be transferred abroad, a security assessment is required. Network data processors must identify and declare important data per state guidelines, though data not officially designated as “important” by authorities does not require such an assessment. The Network Data Regulations also restate the conditions for providing personal information overseas.

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. As of the date of this Annual Report, (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also highly unlikely that Yubo Beijing will reach such threshold in the near future, and (ii) Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying it as a CIIO or requiring it to go through cybersecurity review or similar government reviews. As such, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the cybersecurity review. Considering that (i) as of the date of this Annual Report, Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Annual Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as important data , and (iii) during each fiscal years 2022, 2023, and 2024 and since January 1, 2025, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to such security assessment by the CAC.

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

As of the date of this Annual Report, Yubo Beijing has not been involved in any investigations on cybersecurity review initiated by CAC, and Yubo Beijing has not received any official inquiry, notice, warning, or sanctions regarding cybersecurity and overseas listing from CAC, CSRC or any other PRC authorities. However, given (i) the uncertainties with respect to the enactment, implementation, and interpretation of the Overseas Listing Filing Rules and laws and regulations relating to data security, privacy, and cybersecurity, and (ii) that the PRC government authorities have significant discretion in interpreting and implementing statutory provisions in general, there can be no assurance that PRC government authorities will not take a contrary position or adopt different interpretations, or that there will not be changes in the regulatory landscape. Consequently, a cybersecurity review and the approval from or filing with CSRC, CAC, or other government authorities may be required in connection with offering of our securities in the future. If (a) Yubo Beijing does not receive or maintain any required permission, or fails to complete any required review or filing, (b) Yubo Beijing inadvertently concludes that such permission, review or filing is not required, or (c) applicable laws, regulations, or interpretations change such that it becomes mandatory for Yubo Beijing to obtain any permission, review or filing in the future, Yubo Beijing may have to expend significant time and costs to comply with these requirements. If Yubo Beijing is unable to do so, on commercially reasonable terms, in a timely manner or otherwise, it may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against it, and other forms of sanctions, and Yubo Beijing’s ability to conduct its business, invest into China as foreign investments or accept foreign investments, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and its business, reputation, financial condition, and results of operations may be materially and adversely affected. Further, Yubo Beijing’s ability to offer or continue to offer securities to investors may be significantly limited or completely hindered, and the value of our Class A common stock may significantly decline or become worthless.

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

Service and Products

Endometrial Stem Cell Bank

Effective September 1, 2021, Yubo Beijing, through Yubo Jingzhi, entered into a lease agreement with Sichuan Anyiheng Technology Co. to rent approximately 1,282 square meters of laboratory space in Chengdu, China for the use of the endometrial stem cell bank and subsequent research and development laboratory. See “Item 2. Properties.” In addition, Yubo Beijing has entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd., a company organized under the laws of the PRC, entrusting it to prepare, store and manage endometrial stem cell samples for the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Beijing Zhenhuikang Biotechnology Co., Ltd is an affiliate of a shareholder of Yubo Beijing. Pursuant to the entrustment agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and Yubo Beijing may terminate the agreement at any time.

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

We expect that Yubo Beijing will complete the first stage of building the stem cell bank, which mainly consists of tenant improvement and equipment procurement, by December 2025.Yubo Beijing may begin recruiting qualified donors after the completion of the first stage when the stem cell bank becomes operational. The stem cell bank is expected to be fully operational at its designed capacity by 2030.

Light Application Products

Yubo Beijing’s current commercialized light application products include the following:

·

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

·

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

14

·

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

·

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

·

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

·

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

Yubo Beijing currently owns one invention patent in the PRC for endometrial collection which will be used in connection with the operations of the stem cell bank in the future. The details of Yubo Beijing’s owned patent are listed below:

·	“Menstrual blood collection kit” patent (No. CN106264688B) for collection of endometrial stem cells, which is an invention patent and will expire on October 21, 2039.

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

Yubo Beijing’s current key competitor is VCANBIO CELL&GENE (SHA: 600645), whose main products include cell preparation and storage, genetic testing, etc. Its revenue in the first three quarters of 2024 was approximately RMB1.2 billion according to its quarterly report for the period ended September 30, 2024.

Employees

Yubo Beijing employs 18 employees at its headquarters, located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC as of the date of this Annual Report. Yubo Beijing’s employees include three executive officers, two financial department personnel, two administrative management personnel, two commercial personnel, one business development personnel, seven planning and marketing personnel, and one person in IT management.

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. One customer accounted for all of Yubo Beijing’s total sales for the year ended December 31, 2024. See Note 15: Major Customers to our consolidated financial statements included elsewhere in this annual report. See “Item 1A. Risk Factors—Risks Related to our Business and Industry—Yubo Beijing relies on a small number of customers for a significant percentage of its revenue, and the loss of, or a reduction in, orders from these customers could result in a substantial decline in its revenue”.

Corporate Information

Our principal executive offices are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC (100026). Our telephone number is (+86) 136-0129-6655. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. You should not consider any information on our website to be part of this Annual Report or in decides whether to purchase our securities. We have included our website address in this Annual Report solely for informational purposes.

Item 1A. Risk Factors.

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any documents incorporated by reference herein.

You should carefully consider the following risk factors and in the other information included or incorporated in this Annual Report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our Class A Common Stock could decline, and stockholders may lose all or part of their investment.

Summary of Risk Factors

The following section lists the key current risk factors as of the date of this filing that may have a direct and material impact on our business, financial position, results of operations and cash flows:

·	There are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations, and rules relating to the agreements that establish the VIE structure for our operations in China, including potential future actions by the PRC government, which could affect the enforceability of our contractual arrangements with Yubo Beijing and, consequently, significantly affect our financial condition and results of operations. If the PRC government finds that the contractual arrangements that establish the structure for operating our business in China do not comply with PRC laws and regulations, or if these regulations or their interpretations change in the future, we could be subjected to severe consequences, including the nullification of such agreements and the relinquishment of our interest in the VIE.

·	We currently conduct our business primarily through contractual arrangements with the PRC operating entity, and our management of the day-to-day business operations of such PRC entity pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entity due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

·	Our contractual arrangements with Yubo Beijing and its shareholders may not be as effective in providing management over these entities as direct ownership.

·	The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us. Therefore, Yubo Beijing’s business face potential uncertainty from the PRC government’s policy. Changes in China’s economic, political or social conditions, or government policies could materially and adversely affect our or Yubo Beijing’s business, financial condition, and results of operations.

·	Yubo Beijing’s business might be subject to various evolving PRC laws and regulations regarding cybersecurity, data privacy and data security. Failure of cybersecurity, data privacy and data security compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

·	The relative lack of U.S. public company experience of our management team may put us at a competitive disadvantage.

·	Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

·	The commercial success of Yubo Beijing’s products depends upon the degree of their market acceptance among the medical community. If Yubo Beijing’s products do not attain market acceptance among the medical community, its operations and profitability would be adversely affected.

·	We have a history of losses and may continue to incur losses in the future, which raises substantial doubt about our ability to continue as a going concern.

·	Yubo Beijing’s proprietary, next-generation stem cell derived technologies, approach for stem cell storage facilities and manufacturing platform for its stem cell based products, represent emerging approaches to medical treatments that face significant challenges and hurdles.

·	We are subject to the reporting obligation and internal control requirements of federal securities laws, which is expensive and time-consuming.

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

On March 15, 2019, the Foreign Investment Law was formally passed by the 13th National People’s Congress and became effective on January 1, 2020. The Foreign Investment Law replaced the Law on Sino-Foreign Equity Joint Ventures, the Law on Sino-Foreign Cooperative Joint Ventures and the Law on Foreign-Capital Enterprises and became the legal foundation for foreign investment in the PRC. The Foreign Investment Law stipulates certain forms of foreign investment and defines enterprises incorporated within PRC with complete or partial foreign investment as foreign-invested enterprises or “FIEs.” However, the Foreign Investment Law does not explicitly stipulate contractual arrangements such as those we rely on as a form of foreign investment.

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

Considering the above, Yubo International Biotech Limited, Platinum and Platinum HK are considered foreign investors under the 2019 PRC Foreign Investment Law, and Yubo WOFE is deemed an FIE. Accordingly, none of such entities are eligible to provide such restricted services related to our businesses, such as medical services. As a result, we will conduct such business activities through the VIE and Chinese operating company, Yubo Beijing. Since Yubo Beijing is not an FIE, Yubo Beijing will be able to apply and hold license as medical institution as other PRC companies and provide medical services which are otherwise restricted to FIEs.

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

We believe: (i) the ownership structures of the VIE in China currently do not result in any violation of the applicable PRC laws or regulations currently in effect, and (ii) subject to the risks as disclosed in this section headed “Risk Factors”, the contractual arrangements between the WFOE, the VIE and its respective equity holders governed by PRC laws are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and do not violate any applicable PRC laws, rule or regulation currently in effect. There are, however, substantial uncertainties regarding the interpretation and application of current or future PRC laws and regulations. The relevant PRC regulatory authorities have broad discretion in determining whether a particular contractual structure violates PRC laws and regulations. Thus, we cannot assure you that the PRC government will ultimately take a view that the VIE structure does not violate PRC laws or regulations. If we are found in violation of any PRC laws or regulations or if the contractual arrangements among the WFOE, the VIE and its respective equity holders are determined as illegal or invalid by any PRC court, arbitral tribunal or regulatory authorities, the relevant governmental authorities would have broad discretion in dealing with such violation, including, without limitation:

·	revoking the agreements constituting the contractual arrangements;

·	revoking our business and operating licenses;

·	requiring us to discontinue or restrict operations;

·	restricting our right to collect revenue;

·	shutting down all or part of our websites or services;

·	levying fines on us and/or confiscating the proceeds that they deem to have been obtained through non-compliant operations;

·	requiring us to restructure the operations in such a way as to compel us to establish a new enterprise, re-apply for the necessary licenses or relocate our businesses, staff and assets;

·	imposing additional conditions or requirements with which we may not be able to comply;

·	restricting or prohibiting our use of proceeds from public offering or other financing activities to finance our business and operations in China; or

·	taking other regulatory or enforcement actions that could be harmful to our business.

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

We currently conduct our business primarily through contractual arrangements with the PRC operating entity, and our management of the day-to-day business operations of such PRC entity pursuant to contracts, to comply with Chinese law, may not be as effective as conducting business through direct equity ownership of such PRC entity due to uncertainties with respect to the PRC legal system which could materially and adversely affect our results of operations.

We currently conduct a substantial portion of our business primarily through our contractual arrangements with the PRC operating entity, Yubo Beijing. PRC laws and regulations govern Yubo Beijing’s operations in the PRC. The PRC operating entity is generally subject to laws and regulations applicable to foreign investments in the PRC and, in particular, laws applicable to wholly foreign-owned enterprises (the “WFOEs”). Although members of our executive management team and our shareholders include the executive officers and owners of the PRC operating entity, because we do not directly own such PRC operating entity, we may encounter problems enforcing our rights to manage the business affairs and day-to-day business operations of such entity. If we find it necessary to take legal action in the PRC to enforce our rights under our contracts with the PRC operating entity, we will be subject to the uncertainties of the PRC legal system, where prior court decisions have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in PRC.

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

Our ability to successfully expand our business operations in the PRC depends on a number of factors, including macro-economic and other market conditions. Demand for Yubo Beijing’s services and its business, financial condition and results of operations may be materially and adversely affected by the following factors:

·	political instability or changes in social conditions of the PRC;

·	changes in laws, regulations, and administrative directives or the interpretation thereof;

·	measures which may be introduced to control inflation or deflation; and

·	changes in the rate or method of taxation.

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

Regulatory requirements on cybersecurity, data security and data privacy in China are constantly evolving and can be subject to varying interpretations or significant changes, resulting in uncertainties about the scope of Yubo Beijing’s responsibilities in that regard. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which took effect from September 1, 2021. The Data Security Law provides for a security review procedure for the data activities that may affect national security. Furthermore, Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators (“CIIOs”), and provided that CIIOs who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. See “Item 1. Business—Regulatory Developments—Cybersecurity Review Measures” for a detailed description of the regulatory developments on regulatory requirements on cybersecurity, data security and data privacy in China.

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

On March 22, 2024, the CAC published the Provisions on Promoting and Regulating the Cross-border Flow of Data (the “New Provisions”) which took immediate effect on March 22, 2024. Under the New Provisions, the security assessment is required when (i) the PI Handler is a CIIO, (ii) the PI Handler is transferring any critical data, or (iii) the PI Handler (and provided that such PI Handler is not a CIIO) is, in any given year starting from January 1, exporting personal data of at least 1 million individuals or sensitive personal data of at least 10,000 individuals. The New Provisions also exempt the PI Handlers from the security assessment in certain outbound data transfer scenarios, such as human resource management, contract fulfillment, and emergency situations.

On September 24, 2024, the State Council of the PRC released the Regulations on Network Data Security Management (the “Network Data Regulations”), which became effective from January 1, 2025. The Network Data Regulations elaborate on the implementation of requirements set forth in the Cybersecurity Law, Data Security Law, and PIPL, adopting a data classification and multi-level protection approach to regulate network data activities. Key requirements of the Network Data Regulations include mandatory national security reviews for network data processors whose activities affect or may affect national security. Additionally, if important data collected or generated in the PRC is to be transferred abroad, a security assessment is required. Network data processors must identify and declare important data per state guidelines, though data not officially designated as “important” by authorities does not require such an assessment. The Network Data Regulations also restate the conditions for providing personal information overseas.

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

Based on the Notice on the Overseas Listing Filing, and the set of Q&A which are in connection with the release of the Oversea Listing Filing Rules, CSRC clarifies that (i) on or prior to the effective date of the Overseas Listing Filing Rules (i.e., March 31, 2023), domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with CSRC, and must complete the filing before the completion of their overseas offering and listing; (ii) a transition period until September 30, 2023 would be granted to domestic companies which have already obtained the approval from overseas regulatory authorities or stock exchanges but have not completed the indirect overseas listing prior to the effective date of the Overseas Listing Filing Rules; if domestic companies fail to complete the overseas listing prior to September 30, 2023, they shall file with CSRC according to the requirements.

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

Given that (i) the previous offer and sale of shares of our Class A common stock have been registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1 (Registration No. 333-255805), which was declared effective by the Commission on July 29, 2022, and (ii) as of the date of this Annual Report, we have not conducted any additional equity offerings to raise funds, based on its understanding of current PRC laws and regulations, we believe that we, our subsidiaries, and Yubo Beijing are not required to obtain permissions from the CSRC with respect to the operation of their businesses and the previous offering of our Class A common stock to the investors. However, we and our investors would be adversely affected if (i) we or our subsidiaries, including the VIEs were required to receive or maintain such permissions or approvals from the CSRC, CAC, or other PRC regulatory agencies and did not do so, (ii) if we inadvertently concluded that such approvals are not required, or (iii) if applicable laws, regulations, or interpretations change and we become required to obtain approval in the future. For example, if it is determined in the future that the approval of the CSRC, CAC or any other regulatory authority is required for any offshore offering in the future, we may face sanctions by the CSRC, CAC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of the proceeds from such future offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price and/or listing of our securities. Any uncertainties and/or negative publicity regarding such an approval requirement could have a material adverse effect on the trading price of our securities.

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

Pursuant to HGR Regulation, there are some limitations for foreign entities, individuals and such entities established or actually controlled thereby (“Restricted Entities,” and each, a “Restricted Entity”) to engage in activities relating to human genetic resources. For example, the Restricted Entity is not allowed to collect or preserve human genetic resources of China, while it is prohibited from using human genetic resources of China unless that such Restricted Entity has obtained an approval from relevant government authority or has filed with relevant government authority for international cooperation with a domestic entity. On May 26, 2023, the Ministry of Science and Technology of China issued the Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”), which became effective from July 1, 2023. The HGR Implementing Rules further clarified that a domestic entity actually controlled by non-PRC entities/individual through investment or contractual arrangements may also be deemed a Restricted Entity, to the extent that such non-PRC entities/individuals can exercise control or significant influence over the decision-making and management of such domestic entity. This would potentially cover the VIE arrangement adopted by us. We cannot assure you that Yubo Beijing, as a VIE, will not be deemed a Restricted Entity in the future, given the newly released HGR Implementing Rules. If Yubo Beijing is deemed a Restricted Entity by relevant government authority, we will be required to obtain approvals or file with relevant government authority which could result in additional cost and our business, financial condition and results of operations will be adversely affected.

Adverse global economic conditions and geopolitical tensions could negatively impact Yubo Beijing or our business operations in China.

Because Yubo Beijing has significant operations in China, our performance is influenced not only by domestic factors within the PRC but also by global economic conditions and geopolitical tensions with far-reaching implications. In recent years, macroeconomic uncertainty and geopolitical conflicts—such as the ongoing war between Russia and Ukraine, conflicts in the Middle East, ongoing tensions between the United States and China—have heightened volatility in global markets. These conditions have disrupted global supply chains, increased inflationary pressures, and created uncertainty for commerce, all of which could adversely affect our operations in China. The ongoing friction between the United States and China, and potential tariff or trade policy shifts may introduce risks of sanctions, export controls, or other restrictions that could impair our supply chain or limit our market access.

Moreover, sustained or worsening global economic downturns or geopolitical instability could reduce customer demand, delay purchasing decisions, or heighten pricing pressures, further challenging our business. These external factors, largely beyond our control, could lead to disruptions in our supply chain, increased costs, or decreased revenue, all of which could significantly affect our business, financial condition, and results of operations.

New or threatened U.S. tariffs could increase costs and disrupt Yubo Beijing or our operations in China.

Our operations in China are exposed to risks stemming from evolving U.S. trade policies, particularly the imposition or threat of tariffs on imports from China and other countries. The current U.S. administration has implemented or proposed tariffs ranging from 10% to 25% on goods from various nations, including China, Mexico, Canada, and the European Union, targeting products such as steel, aluminum, copper, automobiles, and digital services. The U.S. has also signaled the possibility of reciprocal tariffs in response to countries imposing unequal tariffs or taxes on U.S. exports, adding further uncertainty to our cost structure.

If these tariffs are applied to imports by Yubo Beijing or its suppliers and third party manufacturing partners, they could significantly increase Yubo Beijing’s operational costs. While Yubo Beijing may explore strategies to offset these costs, such efforts could entail additional expenses or operational disruptions. The unpredictability of future U.S. tariff policies—whether through further increases or new trade barriers—complicates our and Yubo Beijing’s ability to assess the full scope of these risks. Nonetheless, any substantial escalation in tariffs could materially elevate our and Yubo Beijing’s cost of doing business and disrupt Yubo Beijing’s supply chain.

Additionally, broader U.S.-China trade tensions could prompt countermeasures by the PRC government, such as imposing tariffs or restrictions on U.S.-affiliated companies operating in China. Such measures could further increase costs or restrict access to critical resources, compounding the challenges of maintaining efficient operations in China. These trade-related risks intersect with the geopolitical tensions described above and could amplify their adverse effects on our business, financial condition, and results of operations.

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

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. In accordance with the HFCA Act, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, would amend the HFCA Act and require the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement. See “Item 1. Business—Regulatory Developments—Holding Foreign Companies Accountable Act” for a detailed description of the regulatory developments on the HFCA Act.

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

Our auditor, HHL LLP, an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. However, we cannot assure you whether OTC Markets or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “—Risks Related to Doing Business in China—If we are classified as a ‘resident enterprise’ of China under the PRC Enterprise Income Tax Law, we and our non-PRC shareholders could be subject to unfavorable tax consequences, and our business, financial condition and results of operations could be materially and adversely affected” above.

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

Our management team lacks U.S. public company experience, including the requirements of the U.S. securities laws and U.S. Generally Accepted Accounting Principles, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management team have  not had prior responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange. Although our Class A common stock is quoted on the OTC Marketplace, there is a limited public market for shares of our Class A common stock, and limited trades of our Class A common stock have taken place on the OTC Marketplace. Even if the shares of our common stock may in the future trade in greater volume on the OTC Marketplace, the liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange. No assurances can be given that an active public trading market for our common stock will develop or be sustained. Trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in over the counter stocks and certain major brokerage firms restrict their brokers from recommending over the counter stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which stockholders may be able to sell our common stock.

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

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms or investors in general.

Additional risks may exist because we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock, which has limited trading volume and is not listed on a national stock exchange. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has issued an investor bulletin, warning investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

We cannot assure you that our common stock will become eligible for listing or quotation on any national stock exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

In order for our common stock to become eligible for listing or quotation on any national stock exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited consolidated financial statements for a full fiscal year commencing after the date of filing of the Current Report on Form 8-K which discloses the reverse merger. We may not be able to meet all of the filing requirements above and may not be able to satisfy the initial standards for listing or quotation on any exchange in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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

We do not anticipate paying any cash dividends in the foreseeable future.

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

We expect our existing cash will be sufficient to fund our capital requirements through 2024, and we currently plan to raise additional capital over the next 12 months. In addition, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. In addition, you may experience further dilution to the extent that shares of our Class B common stock are issued and sold to raise capital. As of the date of this Annual Report, we have authorized 3,750,000 shares of Class B common stock, at a par value of $0.001 per share, of which 4,447 shares of Class B common stock were issued and outstanding. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned approximately 77.9% of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

The commercial success of Yubo Beijing’s products depends, in large part, upon the degree of market acceptance they achieve among the medical community, particularly among physicians, pharmacists, administrators of hospitals, clinics and other health care institutions. Physicians may not prescribe or recommend Yubo Beijing’s products to patients and pharmacies, procurement departments of hospitals, clinics and other health care institutions may not purchase Yubo Beijing’s products if physicians or pharmacists do not find Yubo Beijing’s products attractive. The acceptance and use of Yubo Beijing’s products among the medical community will depend upon a number of factors including:

·	perceptions by physicians, pharmacists, patients and others in the medical community about the safety and effectiveness of Yubo Beijing’s products;

·	the prevalence and severity of any side effects;

·	pharmacological benefit of Yubo Beijing’s products relative to competing products and products under development;

·	the efficacy and potential advantages relative to competing products and products under development;

·	relative convenience and ease of administration;

·	effectiveness of Yubo Beijing’s education, marketing and distribution efforts;

·	publicity concerning Yubo Beijing’s products or competing products and treatments; and

·	the price for Yubo Beijing’s products and competing products.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 3: Going Concern to our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

Yubo Beijing currently has the following main commercialized products: respiratory atomization products and cell basidiomycetes compound drink. Yubo Beijing plans to market and commercialize its other planned light application products soon. Because stem cell-based healthcare products and therapies represent a relatively new field of, developing and commercializing Yubo Beijing’s products subjects us to a number of risks and challenges, including:

·	obtaining regulatory approval for Yubo Beijing’s products, as the regulatory authorities may have limited experience with stem cell based healthcare products and therapies;

·	developing and deploying consistent and reliable processes for engineering a customer’s stem cells ex vivo and infusing the engineered stem cells back into the patient;

·	sourcing clinical and, if approved, commercial supplies of the materials used to manufacture Yubo Beijing’s product candidates;

·	developing programming modules with the desired properties, while avoiding adverse reactions;

·	developing a reliable and consistent vector and cell manufacturing process;

·	establishing manufacturing capacity suitable for the manufacture of Yubo Beijing’s products;

·	developing protocols for the safe administration of Yubo Beijing’s products;

·	educating medical personnel regarding Yubo Beijing’s stem cell technologies and the potential side effect profile of Yubo Beijing’s products;

·

establishing sales and marketing capabilities to successfully launch and commercialize Yubo Beijing’s product candidates if and when Yubo Beijing obtains any required regulatory approvals, and risks associated with gaining market acceptance of a novel therapy if Yubo Beijing receives approval; and

·	the availability of coverage and adequate reimbursement from third-party payors for Yubo Beijing’s novel and personalized therapies in connection with commercialization of any approved products.

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

Yubo Beijing expects that operating its own commercial stem cell manufacturing and storage facilities will provide it with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term cost margins. However, Yubo Beijing has limited experience as a company in designing and operating a commercial manufacturing and storage facility and may never be successful in developing its own manufacturing capability. Yubo Beijing may establish additional manufacturing and storage sites as it expands its commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if Yubo Beijing is successful, Yubo Beijing’s operations could be affected by cost over-runs, unexpected delays, equipment failures, labor shortages, natural disasters, power failures and numerous other factors, or Yubo Beijing may not be successful in establishing sufficient capacity to produce its product candidates in sufficient quantities to meet the requirements for the potential launch or to meet potential future demand, all of which could prevent Yubo Beijing from realizing the intended benefits of its manufacturing strategy and have a material adverse effect on its business.

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

The medical industry in China is highly competitive, and Yubo Beijing expects competition to intensify. In addition, there is a trend towards consolidation of the medical industry in the future. Yubo Beijing’s primary competitors are other medical distributors. Yubo Beijing competes for customers and revenue primarily on the basis of product selection, price, and timely delivery of products. Moreover, Yubo Beijing may be subject to additional competition from new entrants to the medical industry in China. If the PRC government removes the barriers for foreign companies to operate majority-owned medical distributors in China, Yubo Beijing could face increased competition from foreign companies. Some of Yubo Beijing’s larger competitors may enjoy competitive advantages, such as:

·	greater financial and other resources;

·	larger variety of products;

·	more extensive and advanced supply chain management systems;

·	greater pricing flexibility;

·	larger economies of scale and purchasing power;

·	more extensive advertising and marketing efforts;

·	greater knowledge of local market conditions; and

·	larger sales and distribution networks.

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

Yubo Beijing relies on a small number of customers for a significant percentage of its revenue, and the loss of, or a reduction in, orders from these customers could result in a substantial decline in its revenue.

Yubo Beijing sells its products and services to customers either directly or indirectly through distributors. Yubo Beijing depends on a small number of customers for a large percentage of its annual revenue. For the year ended December 31, 2024, one customer accounted for 100% of its total revenues, and for year ended December 31, 2022, one customer accounted for 37% of its total revenues.

Yubo Beijing expects that sales to a limited number of customers will continue to account for a significant percentage of its revenue for the foreseeable future. It is possible that any of Yubo Beijing’s major customers could terminate its purchases with Yubo Beijing or significantly reduce or delay the amount of Yubo Beijing’s products and/or services that it orders, purchase products and/or services from Yubo Beijing’s competitors or develop its own products internally. The loss of, or a reduction in, orders from any major customer could cause a decline in revenue and adversely affect our business, financial condition and results of operations.

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

·

we may enter into contracts between us, on the one hand, and other entities for which our executive directors or officers hold positions, on the other, that are not the result of arm’s-length transactions;

·

our executive officers and directors that hold positions of responsibility with other entities may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other entities and may present such business opportunities to such other entities; and

·

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

We may need to raise additional capital if our expenditures exceed our current expectations due to changed business conditions or other future developments. Our future liquidity needs and other business reasons may require us to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities or securities convertible or exchangeable to our equity securities would result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that restrict our operational flexibility. Our ability to raise additional funds in the future is subject to a variety of uncertainties, including:

·	our future financial condition, results of operations and cash flows;

·	·general market conditions for capital-raising activities by medical companies; and

·	economic, political and other conditions in China and elsewhere.

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

Our Board receives periodical reports from Yubo Beijing’s management on cybersecurity risks. In addition, Yubo Beijing’s management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our Board also receives briefings from Yubo Beijing’s management on the cyber risk management program. Board members receive presentations on cybersecurity topics certain Yubo Beijing’s management, internal security staff or external experts as part of our Board’s continuing education on topics that impact public companies.

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

Item 2. Properties.

Yubo Beijing’s headquarters are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC and consist of approximately 290 square meters of office space. The lease for Yubo Beijing’s headquarters has an initial term of two years commencing on August 5, 2024. The lease also provides for monthly rent and management fees totaling RMB55,000 (approximately $7,535 at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024).

In April 2024, Yubo Shenzhen entered into two agreements with Shenzhen Material Group Co., Ltd. to lease (i) 712 square meter office space in Shenzhen at a monthly rent of RMB97,686 (approximately $13,383 at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024). The lease term commenced on April 1, 2024 and will expire on March 15, 2026; and (ii) 160 square meter office space in Shenzhen at a monthly rent of RMB17,280 (approximately $2,367 at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024). The lease commenced on April 1, 2024 and will expire on November 17, 2025.

Effective September 1, 2021, Yubo Jingzhi entered into an agreement with Sichuan Anyi Hengke Tech Co., Ltd. to lease approximately 1,282 square meters of laboratory space in Chengdu, China. The lease provides for a lease term from September 1, 2021 to February 28, 2026 at monthly rent payment of RMB 58,449 (approximately $8,007 at an exchange rate of RMB7.2993 =US$1.00 as of December 31, 2024).

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the OTC Marketplace under the symbol “YBGJ.” There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 28, 2025, the last reported sale price of our Class A common stock on the OTC Marketplace was $0.0494 per share.

The following table shows the range of high and low bid information of our Class A common stock for each full quarterly period within the two most recent fiscal years.

Quarter Ended	High	Low
December 31, 2024	$0.54	$0.03
September 30, 2024	$1.36	$0.06
June 30, 2024	$1.37	$0.11
March 31, 2024	$1.04	$0.11
December 31, 2023	$0.52	$0.21
September 30, 2023	$0.59	$0.12
June 30, 2023	$0.38	$0.07
March 31, 2023	$0.10	$0.07

There is no established public trading market for our Class B common stock.

Holders of Record

As of the date of this Annual Report, there were approximately 456 Class A common stockholders and 38 Class B common stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

During the year ended December 31, 2024, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. During the year ended December 31, 2024, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from the WFOE, Yubo Chengdu, to Yubo Beijing. While we have not to date adopted a formal cash management policy in writing, we carefully monitor the cash positions of and the fund flows between our New York holding company and each of our subsidiaries, including Yubo Chengdu, and Yubo Beijing. All such fund flows are reviewed regularly by our Chief Executive Officer and Chief Financial Officer and are subject to approval by our Board.

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

Our cash dividends, if any, will be paid in U.S. dollars. If we are considered a PRC tax resident enterprise for tax purposes, any dividends we pay to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—If we are classified as a ‘resident enterprise’ of China under the PRC Enterprise Income Tax Law, we and our non-PRC shareholders could be subject to unfavorable tax consequences, and our business, financial condition and results of operations could be materially and adversely affected.” We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. See “Item 1A. Risk Factors—Risks Related to Shares of our Common Stock—We do not anticipate paying any cash dividends in the foreseeable future”.

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own common stock and as of December 31, 2024, and we have not repurchased any of these securities.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2024 and 2023 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”). Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and which is, through contractual arrangements with us, the Chinese operating company (“Yubo Beijing”). None of our Company, Platinum, or Platinum International Biotech (Hong Kong) Limited, a wholly owned subsidiary of Platinum (“Platinum HK”), each as a holding company, conducts any day-to-day business operations in China.

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

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless. For more information regarding the VIE structure and its associated risks, see “Part I—Item 1. Business—The VIE and China Operations” and “Part I—Item 1A. Risk Factors—Risks Related to Our Corporate Structure”.

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

Revenue Recognition

We derive our revenue from (1) the sale of certain health management services and (2) the sale of nebulizers containing frozen tubes with medical fluid, which are sold as one unit to our customers, and cell basidiomycetes compound drink, which was launched in early 2021. Our nebulizers and cell basidiomycetes compound drink have a shelf life of 12 months and 18 months, respectively, if kept under regular room temperature. The nebulizers are sold directly to consumers on our online e-commerce platform. We recognize product revenues from customers following a five-step model, which requires us to exercise judgment when considering the terms of contracts and includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied, which occurs when our products are delivered to customers. We do not allow sales returns or exchanges. Revenue is recorded net of value-added tax (“VAT”).

 Results of Operations

For the years ended December 31, 2024 and 2023

Sales

Our sales were $3,470 for the year ended December 31, 2024, as compared to $604,676 for the year ended December 31, 2023. The decrease in sales was primarily due to decreases in the sales of health management and health maintenance services and our health products. All of our sales for the year ended December 31, 2024 was derived from one customer. See “Item 1A. Risk Factors—Risks Related to our Business and Industry—Yubo Beijing relies on a small number of customers for a significant percentage of its revenue, and the loss of, or a reduction in, orders from these customers could result in a substantial decline in its revenue”.

Cost of Goods Sold

The cost of goods sold was $822 for the year ended December 31, 2024, as compared to $185,491 for the year ended December 31, 2023. The decrease in cost of goods sold was due to a decrease in sales.

Gross Profit

Our gross profit was $2,648 for the year ended December 31, 2024, as compared to $419,185 for the year ended December 31, 2023. The decrease in gross profit was primarily due to a decrease in sales.

Operating Expenses

Our operating expenses were $1,772,567 for the year ended December 31, 2024, as compared to $1,613,891 for the year ended December 31, 2023. Our operating expenses increased in 2024 primarily as result of increases in employee compensation and other operating expenses.

Loss from Operations

Our loss from operations was $1,769,919 for the year ended December 31, 2024, as compared to a loss from operations of $1,194,706 for the year ended December 31, 2023. The increase in our loss from operations was primarily due to an increase in operating expenses and a decrease in gross profit.

Other Expenses

Our other expense was $211,873 for the year ended December 31, 2024, as compared to other expense of $377 for the year ended December 31, 2023. The increase in other expense was primarily due to a write off of inventory.

Net Loss

Our net loss was $1,981,792 for the year ended December 31, 2024, as compared to $1,195,083 for the year ended December 31, 2023. The increase in net loss was primarily due to a decrease in sales and an increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents on hand of $7,015 and a negative working capital of $4,038,998. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months from the date of this annual report. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through the first half of 2025. We intend to continue working toward identifying and obtaining new sources of financing and may raise additional capital in 2025. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Net cash used in operating activities

Net cash used in operating activities was $1,337,729 for the year ended December 31, 2024, as compared to net cash used in operating activities of $738,971 for the year ended December 31, 2023. The increase in cash used in operating activities was primarily due to an increase in net loss for the year ended December 31, 2024.

Net cash provided by investing activities

Net cash provided by investing activities was $118,431 for the year ended December 31, 2024, as compared to net cash provided by investing activities of $nil for the year ended December 31, 2023. The increase in net cash provided by investing activities was primarily due to sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $1,407,139 for the year ended December 31, 2024, as compared to $745,659 for the year ended December 31, 2023. The increase in net cash provided by financing activities was primarily due to increase in shareholder loans.

Going Concern

The audited financial statements for the fiscal year ended December 31, 2024 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our operating expenses and seeking third party equity and/or debt financing. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder, and our President and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months from the date of this annual report.

Current Liabilities

As of December 31, 2024, Yubo Beijing received an aggregate amount of RMB3,095,091 (approximately $424,026 at an exchange rate of RMB7.299 =US$1.00 as of December 31, 2024) from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

We also had certain short-term borrowings from our directors totaling $2,891,895 as of December 31, 2024, respectively. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under certain operating leases. The following table sets forth our principal commitments as of December 31, 2024:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$494,788	$382,740	$112,048	$—	$—

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

For the years ended December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Yubo International Biotech Limited  (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and cash flows for the years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HHL LLP

March 31, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yubo International Biotech Limited (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2023 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

April 12, 2024

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$7,015	$6,359
Receivables	164,984	79,654
Prepaid expenses	196,417	138,673
Inventory	36,953	214,575
Due from related parties	277,382	285,974
Total Current Assets	682,751	725,235

Property and equipment, net	205,911	375,209
Intangible assets, net	50,523	54,408
Operating lease right of use asset	478,765	391,913
Lease security deposit	116,881	120,502
Total Assets	$1,534,831	$1,667,269
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $880,787 and $454,411 of December 31, 2024 and December 31, 2023, respectively)	$1,037,836	$825,631
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $424,026 and $434,151 as of December 31, 2024 and December 31, 2024, respectively)	424,026	434,151
Due to related parties (including due to related parties without recourse to the Company of $2,741,830 and $1,609,922 as of December 31, 2024 and December 31, 2023, respectively)	2,891,895	1,859,276
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $285,182 and $182,856 as of December 31, 2024 and December 31, 2023, respectively)	367,992	276,386
Total Current Liabilities	4,721,749	3,395,445

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $197,202 and $115,527 as of December 31, 2024 and December 31, 2023, respectively)	110,773	115,527
Total Liabilities	4,832,522	3,510,972

Commitments and contingencies	—	—

Shareholders’ Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at December 31, 2024 and December 31, 2023	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2024 and December 31, 2023	4	4
Additional Paid in Capital	2,989,483	2,935,190
Accumulated deficit	(6,660,812)	(4,885,509)
Accumulated other comprehensive income (loss)	127,044	(13,204)
Total deficit attributable to common shareholders	(3,424,465)	(1,843,703)
Non-controlling interests	126,774	—
Total Deficit	(3,297,691)	(1,843,703)
Total Liabilities and Shareholders’ Equity	$1,534,831	$1,667,269

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the year ended December 31,
	2024	2023

Revenue
Sales of products and services	$3,470	$604,676
Cost of goods and services sold	(822)	(185,491)
Gross Profit	2,648	419,185
Operating expenses:
Employee compensation	857,355	617,887
Occupancy	390,150	489,591
Depreciation and amortization of property and equipment	169,875	178,312
Amortization of intangible assets	13,422	11,700
Other operating expenses	341,765	316,401
Total Operating Expenses	1,772,567	1,613,891
Loss from operations	(1,769,919)	(1,194,706)

Other Expenses
Loss on obsolescence inventory	(211,923)	—
Interest income (expense)	50	(377)
Total Other Income (Expenses)	(211,873)	(377)

Loss before Provision for Income Tax	(1,981,792)	(1,195,083)

Provision for Income Tax	—	—

Net loss	$(1,981,792)	$(1,195,083)
Net loss attributable to non-controlling interest	(206,489)	—
Net loss attributable to common stockholders	(1,775,303)	(1,195,083)

Net loss per share basic and diluted	$(0.02)	$(0.10)
Weighted average common shares outstanding basic and diluted	119,820,790	11,982,090

Comprehensive loss
Net loss to the Company	$(1,775,648)	$(1,195,083)
Net loss to non-controlling interests	(206,489)	—
Foreign currency translation adjustment to the Company	140,248	(83,247)
Foreign currency translation adjustment to non-controlling interests	13,035	—
Total comprehensive loss	$(1,839,509)	$(1,278,330)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	equity	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)

Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	374,521	374,521

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to non-controlling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—

Net loss for the year ended December 31, 2024	—	—	—	—	—	(1,775,303)	—	(1,775,303)	(206,489)	(1,981,792)

Foreign currency translation adjustment	—	—	—	—	—	—	140,248	140,248	13,035	153,283

BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,812)	127,044	$(3,424,464)	126,774	(3,297,691)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-
	Class A		Class B		paid in	Accumulated	Income	Stockholders’	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	Deficit	interest	Total
BALANCE, December 31, 2022	119,816,343	$119,816	4,447	4	2,935,190	(3,690,426)	70,043	$(565,373)	—	(565,373)

Net loss for the year ended December 31, 2023	—	—	—	—	—	(1,195,083)	—	(1,195,083)	—	(1,195,083)

Foreign currency translation adjustment	—	—	—	—	—	—	(83,247)	(83,247)	—	(83,247)

BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the year ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,981,792)	$(1,195,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,298	190,012
Loss on obsolescence inventory	211,923	—
Changes in operating assets and liabilities:
Receivables	(85,330)	(27,722)
Prepaid expense	(57,745)	(74,420)
Inventory	177,622	107,598
Due from related parties	8,592	7,460
Lease security deposit	3,622	3,209
Accounts payable and accrued expenses	212,205	275,794
Advances from prospective customers/distributors	(10,126)	(25,819)

Net cash used in operating activities	(1,337,729)	$(738,971)

Cash flows from investing activities:
Proceeds for sale of Equipment	118,431	—
Net cash provided in investing activities	118,431	—

Cash flows from financing activities:
Advances from related parties (net)	1,032,618	745,659
Capital contributions to subsidiary	374,521	—
Net cash provided by financing activities	1,407,139	745,659

Effect of exchange rate changes	(187,185)	(18,549)

Net increase (decrease) in cash	656	(11,861)
Cash at beginning of period	6,359	18,220
Cash at end of period	$7,015	$6,359

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

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

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing in April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021, 2022 and 2023, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products. Commencing in the quarterly period ended September 30, 2023, Yubo Beijing started selling health management and health maintenance service agreements to customers.

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

On January 27 2024, the Company acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2024. On September 2, 2024, the Company acquired an additional 19% equity in Yubo Shenzhen, resulting in a total equity ownership of 70% as of December 31, 2024.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name		Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	·	A holding company
	·	Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	·	A Cayman Island company	100% owned by Yubo New York
	·	Incorporated on April 7, 2020
	·	A holding company
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	·	A Hong Kong company	100% owned by Platinum
	·	Incorporated on May 4, 2020
	·	A holding company
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	·	A PRC company and deemed a wholly foreign owned enterprise	100% owned by Platinum HK
	·	Incorporated on September 4, 2020
	·	Subscribed capital of $1,500,000
	·	A holding company
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	·	A PRC limited liability company	VIE of Yubo Chengdu WFOE
	·	Incorporated on June 14, 2016
	·	Subscribed capital of $1,454,038 (RMB 10,000,000)
	·	Stem cell storage and bank
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	·	A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	·	A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	·	A PRC company incorporated on April 12, 2021	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	·	A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at December 31, 2024 and December 31, 2023 consist of:

	December 31, 2024	December 31, 2023
Cash	$2,960	$2,570
Receivables (net)	119,223	32,476
Prepaid Expenses	170,116	107,921
Inventory	36,953	214,575
Due from related parties	277,382	285,974
Property and equipment (net)	205,911	375,209
Intangible assets (net)	50,523	54,409
Operating lease right of use asset	478,765	391,913
Lease security deposit	95,810	98,777
Receivables from other consolidated entities (A)	552,274	391,764
Total assets	1,989,917	1,955,588

Accounts payable and accrued expenses	800,085	658,638
Advances from prospective customers/distributors	424,026	434,151
Due to related parties	2,741,830	1,749,277
Operating lease liabilities	478,765	391,913
Payables to other consolidated entities (A)	936,692	794,759
Total liabilities	5,381,398	4,028,738
Shareholders' equity	$(3,391,481)	$(2,073,150)

(A)	Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at December 31, 2024 and a condensed consolidating statement of operations of the Company for year ended December 31, 2024.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.1846 RMB for the year ended December 31, 2024 and $1=6.9887 RMB for the year ended December 31, 2023), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2993 RMB at December 31, 2024 and $1=7.0800 RMB at December 31, 2023), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements (commencing in the quarterly period ended September 30, 2023) and (2) the sale of health and personal care products. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2024 and December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At December 31, 2024, the Company had cash of $7,015 and negative working capital of $4,038,998. For the year ended December 31, 2024 and December 31, 2023, the Company had losses of $1,981,792 and $1,195,083 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing.  On March 31, 2025, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from this report date.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Nebulizers and components	$—	$47,718
Oral liquid health products	—	67,242
Beauty care products	—	97,988
Other	36,953	1,627
Total Inventory	$36,953	$214,575

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	December 31,	December 31,
	2024	2023
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$277,382	$285,974
Total Due from Related Parties	$277,382	$285,974

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2024	2023
Leasehold improvements	$187,186	$514,288
X-Ray equipment	18,900	—
Air conditioning equipment	—	19,826
Office equipment	21,420	27,512
Total property and equipment	227,596	561,626
Less accumulated depreciation and amortization	(21,685)	(186,417)
Property and equipment, net	$205,911	$375,209

For the years ended December 31, 2024 and 2023, depreciation and amortization of property and equipment was $169,875 and $178,312, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,	December 31,
	2024	2023
Distribution software	$33,911	$34,961
Experience center software	38,773	39,974
Patents acquired from related party	10,851	11,188
Wechat application	10,960	—
Total intangible assets	94,496	86,123
Less: Accumulated amortization	(43,972)	(31,715)
Intangible assets, net	$50,523	$54,408

For the year ended December 31, 2024 and 2023, amortization of intangible assets expense was $13,422 and $11,700, respectively.

At December 31, 2024, the expected future amortization of intangible assets expense was:

Year ending December 31, 2025	$23,107
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$50,523

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019 Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The lease provided for monthly rent of RMB 166,845 ($22,858) through July 31, 2023 and RMB 176,833 ($24,226) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($282,241) in two installments: RMB 500,000 ($68,500) before July 31, 2024 (which occurred) and RMB 1,561,473 ($222,664) before August 31, 2024 (which has not occurred). As of December 31, 2024, Yubo Beijing was past due in the amount of RMB 1,561,473 ($213,921) This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,001) through February 28, 2024 and RMB 317,233 ($43,461) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,756) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,007) from March 1, 2024 to February 28, 2026.

On April 1, 2024, Yubo Shenzhen signed two leases with Shenzhen Material Group Limited

·

712 square meter office space at Unit 605-09, 6th Floor, Material Holdings Landmark Building Shenzhen at a monthly rent of RMB 97,686 ($13,383). The lease began on April 1, 2024 and ends on March 15, 2026

·	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,367). The lease began on April 1, 2024 and ends on November 17, 2025.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,070) and to pay monthly rent of RMB 55,000 ($7,535).

At December 31, 2024, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of December 31, 2024
Year ending December 31, 2025	$382,740
Year ending December 31, 2026	112,048
Total	$494,788

The operating lease liabilities totaling $478,765 at December 31, 2024 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $494,788 at December 31, 2024.

For the year ended December 31, 2024 and December 31, 2023, occupancy expense attributable to leases was $390,150 and $489,591, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Advancer 1	¥1,544,748	¥1,544,748	$211,630	$218,185
Advancer 2	550,000	550,000	75,350	77,684
Advancer 3	500,000	500,000	68,500	70,621
Advancer 4	348,000	348,000	47,675	49,153
Advancer 5	50,000	50,000	6,850	7,062
Advancer 6	50,000	50,000	6,850	7,062
Advancer 7	31,012	31,012	4,249	4,380
Advancer 8	31	31	4	4
	21,300	—	2,918	—
	¥3,095,091	¥3,073,791	$424,026	$434,151

The related verbal agreements between Yubo Beijng and the nine advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine remaining  PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,	December 31,
	2024	2023
Mr. Yang Wang (1)	$434,764	$446,992
Mr. Jun Wang (2)	2,293,341	1,287,157
Ms. Huang Li (3)	53,430	55,127
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,360	30,000
Ms. Xiuqin Xu	15,000	—
Ms. Lina Fang	10,000	10,000
Total	$2,891,895	$1,859,276

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at December 31, 2024 and December 31, 2023.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2024 and December 31, 2023.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at December 31, 2024 and December 31, 2023.

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

Since inception to December 31, 2024, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of December 31, 2024.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,373 at the 7.29929 current exchange rate at December 31, 2024). As of December 31, 2024, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to December 31, 2024.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to December 31, 2024.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, and $1,055,485 for the year ended December 31, 2024. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, and a net loss of $3,563 for the year ended December 31, 2024 . Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31,  2022, a net loss of $284,501 for the year ended December 31, 2023, and a net loss of $3,563 for the year ended December 31, 2024. Yubo Phoenix had a net loss $157,285 for the year ended December 31, 2024. Yubo Shenzhen had a net loss of $349,572 for the year ended December 31, 2024.  These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2024 and December 31, 2023.

The components of deferred tax assets were as follows:

	December 31, 2024	December 31, 2023

Net operating losses carry forward	$1,536,802	$1,051,235
Valuation allowance	(1,536,802)	(1,051,235)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023

Income tax (benefit) at 25%	$(495,534)	$(298,771)
Net loss of Platinum	10,000	15,063
Increase in valuation allowance	485,567	288,053
Other	33	(4,345)
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of December 31, 2024 and December 31, 2023.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $68,500 at December 31, 2024). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

One customer accounted for 100% of total sales for the year ended December 31, 2024. Five customers accounted for 14.5%, 14.5%, 14.5%, 12.8%, and 12.1%, respectively, of total sales for the year ended December 31, 2023.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of December 31, 2024 follows:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$—	$—	$75,758	$—	$687,336	$—	$763,094
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	—	—	—	1,251,987	—
Intercompany receivables	—	—	428,573	—	552,274	(980,847)	—
Other assets	—	—	21,132	—	750,307	298	771,737
Total Assets	$(2,181,987)	$930,000	525,463	—	1,989,917	271,438	1,534,831
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$—	$150,000	$76,412	$—	$4,347,633	$—	$4,574,045
Intercompany payables	—	—	43,155	—	936,692	(979,847)	—
Other liabilities	—	—	—	—	97,074	161,403	258,477
Total Liabilities	—	150,000	119,567	—	5,381,399	(818,444)	4,832,522

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	853,550	—	2,040,922	(1,354,398)	3,109,303
Accumulated deficit	(2,181,987)	(789,229)	(447,654)	—	(5,851,907)	2,609,965	(6,660,812)
Accumulated other comprehensive income (loss)	—	—	—	—	292,730	(165,686)	127,044
Non-controlling interests	—	—	—	—	126,774	—	126,774
Total Deficit	(2,181,987)	780,000	405,896	—	(3,391,481)	1,251,285	(3,297,691)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,000	$525,463	$—	$1,989,917	$271,438	$1,534,831

A condensed consolidating statement of operations of the Company for the year ended December 31, 2024 follows:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$—	$—	$—	$—	$3,470	$—	$3,470
Cost of goods and services sold	—	—	—	—	(822)	—	(822)
Gross profit	—	—	—	—	2,648	—	2,648
Total operating expenses	—	39,641	3,671	—	1,729,256	—	1,772,567
Loss from operations	—	(39,641)	(3,671)	—	(1,726,608)	—	(1,769,919)
Other income (expense)	—	—	(147)	—	(211,725)	—	(211,872)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	—	—	—	—	1,628,906	—
Net Loss	$(1,628,906)	$(39,641)	$(3,818)	$—	$(1,938,333)	$1,628,906	$(1,982,792)

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

On December 26, 2024, we dismissed Michael T. Studer CPA P.C. (“MTS CPA”) as our independent registered public accounting firm in light of the retirement of Mr. Studer, the president of MTS CPA. The dismissal was approved by our Board and became effective on January 2, 2025.

MTS CPA’s report on our financial statements for the years ended December 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principle, other than an explanatory paragraph regarding our ability to continue as a going concern.

During our fiscal years December 31, 2023 and December 31, 2022 and the subsequent interim period from January 1, 2024 to December 26, 2024, (i) there were no disagreements with MTS CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MTS CPA, would have caused MTS CPA to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

We requested that MTS CPA furnish to us a letter addressed to the SEC stating whether or not MTS CPA agrees with the above statements. A copy of such letter, dated March 31, 2025, is filed as Exhibit 16.1 to this Annual Report.

On December 30, 2024, we engaged HHL as its new independent registered public accountant, effective January 2, 2025. The engagement was approved by our Board.

During our fiscal years ended December 31, 2023 and December 31, 2022 and the subsequent interim period from January 1, 2024 to December 30, 2024, neither we nor anyone on its behalf consulted with HHL regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that HHL concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any “reportable event” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report

As a smaller reporting company, we are not required to provide an attestation report by our independent registered public accounting firm regarding our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including the chief executive officer and chief financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

During the year ended December 31, 2024, no director or officer of our Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Family Relationships

There are no family relationships between or among our director nominees.

Involvement of Certain Legal Events

To our knowledge, none of our director nominees has been involved in legal events that are required to be pursuant to Item 401(f) of Regulation S-K during the past 10 years that are material to such person’s ability or integrity.

Terms of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of the stockholders or until his or her successor is elected and qualified, or he or she resigns or is removed in accordance with our Bylaws and the provisions of the New York Business Corporation Law (the “NYBCL”).

Director Independence

Our Board has affirmatively determined, after considering all the relevant facts and circumstances, that Zhihui Bai is independent, as such term is defined under the applicable rules and regulations of the SEC, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with his exercise of independent judgment in carrying out his responsibilities as director.

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

Other Directorships

None of our directors or director nominees of have been during the last five years or currently are directors of other companies with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act) or registered investment company.

Skills and Qualifications of Director Nominees

Our Board believes that the qualifications of the nominees, as set forth in their biographies, which are listed above, give them the qualifications and skills to serve as directors of the company.

Board Meetings

Our Board held no formal meetings during the year ended December 31, 2024. All proceedings of our Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

Board Committees

We do not currently have standing audit, nominating and corporate governance or compensation committees, or committees performing similar functions. Due to the size of our Board, our Board believes that it is not necessary to have standing audit, nominating and corporate governance or compensation committees at this time because the functions of such committees are adequately performed by our Board. As such, we do not have a written charter for audit, nominating and corporate governance or compensation committee.

Audit Committee

Our Board has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, our entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of our Company. Director candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

In carrying out its responsibilities, our Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board, c/o Yubo International Biotech Limited, Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) applicable to our officers, directors, employees and consultants. The Code is intended to comply with requirements of the Securities and Exchange Commission’s (the “SEC”) rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the SEC, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act expect Wang Yang in connection with filing of a Form 4 and an amendment to Schedule 13D and Yulin Cao in connection with filing of a Form 4 and a Schedule 13G.

Board Leadership Structure and Role on Risk Oversight

Mr. Jun Wang currently serves as our principal executive officer and a director. We have determined this leadership structure was appropriate for our Company due to our small size and limited operations and resources. Our Board will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of our Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Indemnification of Officers and Directors

The NYBCL permits a corporation to indemnify its current and former directors and officers against expenses, judgments, fines and amounts paid in connection with a legal proceeding. To be indemnified, the person must have acted in good faith and in a manner the person reasonably believed to be in, and not opposed to, the best interests of the corporation. With respect to any criminal action or proceeding, the person must not have had reasonable cause to believe the conduct was unlawful.

The NYBCL permits a present or former director or officer of a corporation to be indemnified against certain expenses if the person has been successful, on the merit or otherwise, in defense of any proceeding brought against such person by virtue of the fact that the person is or was an officer or director of the corporation. In addition, the NYBCL permits the advancement of expenses relating to the defense of any proceeding to directors and officers contingent upon the person’s commitment to repay advances for expenses in the case he or she is ultimately found not to be entitled to be indemnified.

The NYBCL provides that the indemnification provisions contained in the NYBCL are not exclusive of any other right that a person seeking indemnification may have or later acquire under any provision of a corporation’s certification of incorporation or by-laws, or, when authorized by the corporation’s certificate of incorporation or by-laws, by any agreement, by any vote of shareholders or disinterested directors or otherwise. The NYBCL also provides that a corporation may maintain insurance, at its expense, to protect its directors and officers in instances in which they may not otherwise be indemnified by the corporation under the provisions of the NYBCL provided the contract of insurance covering the directors and officers provides, in a manner acceptable to the New York superintendent of insurance, for a retention amount and for co-insurance.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

We qualify as a “smaller reporting company” under rules adopted by the SEC. Accordingly, we have provided scaled executive compensation disclosure that satisfies the requirements applicable to us in our status as a smaller reporting company. Under the scaled disclosure obligations, we are not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation.

Summary Compensation Table

The following table summarizes all compensation earned by our “Named Executive Officers”, as such term is defined pursuant to the relevant SEC rules, for fiscal years 2024 and 2023:

Name and Principal Position	Year	Annual Salary ($US)	Bonus ($US)	Total ($US)

Jun Wang, President	2024(1)	$13,152	52,608	65,760
	2023(2)	$13,559	54,238	67,797
Yang Wang, Chief Executive Officers	2024(1)	$14,467	34,853	49,320
	2023(2)	$14,915	35,932	50,847
Lina Liu, Chief Financial Officer	2024(1)	$13,152	36,168	49,320
	2023(2)	$13,559	37,288	50,847

(1)	Translated from RMB at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024.

(2)	Translated from RMB at an exchange rate of RMB7.0800=US$1.00 as of December 31, 2024.

None of our Named Executive Officers, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements

We do not have employment agreements with our executive officers. Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China which conducts the day-to-day business operations of our Company in China through contractual relationships with us (“Yubo Beijing”), is a party to employment agreements with Jun Wang, Yang Wang and Lina Liu, providing for monthly salaries of RMB8,000 (approximately $1,096 at an exchange rate of RMB7.2993 =US$1.00 as of December 31, 2024), RMB8,800 (approximately $1,206 at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024) and RMB8,000 (approximately $1,096  at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024), respectively.

Jun Wang’s employment agreement commenced on December 1, 2019, and upon renewal in 2021 and 2023, will terminate on November 30, 2025. Each of Yang Wang’s and Lina Liu’s employment agreements commenced on October 10, 2020, and upon renewal in 2021 and 2023, will terminate on October 9, 2025. These employment agreements provide that Yubo Beijing arrange social insurance, housing contribution fund and medical insurance for our executive officers. These employment agreements do not contain any change-in-control provisions. Either Yubo Beijing or an executive officer may terminate the employment agreement upon 30-day notice under a limited number of circumstances.

Director Compensation

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

Outstanding Equity Awards at Fiscal 2024 Year End

We do not have any equity-based incentive compensation plan and we have not issued any warrants, options or other rights to acquire any securities of our Company.

Option Exercises and Stock Vested

None of the named executive officers acquired shares of our securities through exercise of options during the year ended December 31, 2024.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Recovery of Erroneously Awarded Compensation

Not applicable.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our Class A Common Stock and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we did not make any equity awards to any person.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 31, 2025 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

The percentages in the table below are based on 119,816,343 shares of Class A common stock and 4,447 shares of Class B common stock outstanding as of March 31, 2025.

Unless otherwise noted below, the address for each of the stockholders listed in the table below is c/o Yubo International Biotech Ltd., Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing PRC (100026).

	Class of Common Stock(1)	Number of Shares Beneficially Owned	Percentage of Total Voting Power(1)
Jun Wang(2)	Class A	39,943,800	33.3%
Yang Wang(3)	Class A	17,211,400	14.4%
Lina Liu(4)	Class A	9,101,400	7.6%
Zhihui Bai	Class A	—	—
All Executive Officers and Directors (as a group four (4) persons)	Class A	66,256,600	55.3%

5% and above Stockholders
Jun Wang(2)	Class A	39,943,800	33.3%
Yulin Cao(5)	Class A	19,927,660	16.6%
Yang Wang(3)	Class A	17,211,400	14.4%
Wei Jin(6)	Class A	11,524,500	9.6%
Lina Liu(4)	Class A	9,101,400	7.6%
Cheung Ho Shun(7)	Class A	7,121,458	5.9%

(1)

Class B common stock is entitled to five votes per share but is otherwise substantially identical to the Class A common stock, which has one vote per share. Each share of Class B common stock is convertible into one share of Class A common stock. None of our officers, director and 5% or more stockholders in the table above beneficially own any shares of Class B common stock.

(2)

Represents the shares of Class A Common Stock held directly by FlyDragon International Limited. Mr. Jun Wang is the sole shareholder and sole director of FlyDragon International Limited, and as such, Mr. Jun Wang may be deemed to have voting and investment power over such shares held by FlyDragon International Limited. The address for FlyDragon International Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

64

(3)

Represents the shares of Class A Common Stock held directly by ChinaOne Technology Limited. Mr. Yang Wang is the sole shareholder and sole director of ChinaOne Technology Limited, and as such, Mr. Yang Wang may be deemed to have voting and investment power over such shares held by ChinaOne Technology Limited. The address for ChinaOne Technology Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

(4)

Represents the shares of Class A Common Stock held directly by Focus Draw Group Limited. Ms. Lina Liu is the sole Director of Focus Draw Group Limited, and as such, Ms. Lina Liu may be deemed to have voting and investment power over such shares held by Focus Draw Group Limited. Ms. Lina Liu disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that she is the beneficial owner of such securities for any purposes. The address for Focus Draw Group Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

(5)

Represents the shares of Class A Common Stock held directly by Boao Biotech Limited. Mr. Yulin Cao is the sole Director of Boao Biotech Limited, and as such, Mr. Yulin Cao may be deemed to have voting and investment power over such shares held by Boao Biotech Limited. Mr. Yulin Cao disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that he is the beneficial owner of such securities for any purposes. The address for Boao Biotech Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

(6)

Represents the shares of Class A Common Stock held directly by FocusOne Technology Group Limited. Mr. Wei Jin is the sole Director of FocusOne Technology Group Limited, and as such, Mr. Wei Jin may be deemed to have voting and investment power over such shares held by FocusOne Technology Group Limited. Mr. Wei Jin disclaims beneficial ownership of such securities except to the extent of her indirect pecuniary interest therein, if any, and this report shall not be deemed an admission that he is the beneficial owner of such securities for any purposes. The address for FocusOne Technology Group Limited is c/o Wickham’s Cay II, P.O. Box 2221, Road Town, Tortola, British Virgin Islands.

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

Equity Compensation Plan Information

We do not have any equity-based incentive compensation plan and we have not issued any warrants, options or other rights to acquire any securities of our Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation arrangements for our executive officers, which are described above under “Item 11. Executive Compensation”, this section describes transactions, or series of related transactions, during our last fiscal year, to which we were a party, in which:

·	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for the last two completed fiscal years; and

·	any of our executive officers or directors, or the beneficial owners of 5% or more of the outstanding shares of any class of our Common Stock, or any members of the immediate family of, or any entity affiliated with, any such person, had a direct or indirect material interest.

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

Yubo Beijing entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd. (“Zhenhuikang”) on February 27, 2020, entrusting Zhenhuikang to prepare, store and manage endometrial stem cell samples in connection with the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Pursuant to the agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and it may terminate the agreement at any time. The agreement was amended on July 2, 2020 to provides for a total fee of RMB 199,800 to be paid by Yubo Beijing to Zhenhuikang. As of December 31, 2024, Yubo Beijing has not commenced the collection of endometrial stem cell samples, and no payment has been made to Zhehuikang.

Yubo Beijing entered into a Patent Transfer Agreement with Zhenhuikang on February 27, 2020, which agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for a total consideration of RMB140,000.

Both of Zhenhuikang and Beijing Zhenxigu are controlled by Yulin Cao, a shareholder of Yubo Beijing and a director of BOAO Biotech Limited.

Shareholder Loans

As of December 31, 2024, we had payables due to Mr. Yang Wang in the amount of $434,764 and Mr. Jun Wang in the amount of $2,293,341. Mr. Jun Wang is our President and a director, and Yang Wang is our Chief Executive Officer and a director. As repayments of the shareholder loans with Jun Wang and Yang Wang, it has been proposed that we issue 42,000,000 shares and 8,600,000 shares of Class A Common Stock to FlyDragon International Limited, a British Virgin Islands limited liability company (“FlyDragon”), and to ChinaOne Technology Limited, a British Virgin Islands limited liability company (“ChinaOne”), respectively, at the price of $0.05 per share. Jun Wang and Yang Wang are the sole director of FlyDragon and ChinaOne, respectively. Following the issuance of the Shares, the outstanding balances of our shareholders loans with Jun Wang and Yang Wang will be deemed paid off. The issuances of the shares of Class A Common Stock to Jun Wang and Yang Wang will be subject to the review by the independent, disinterested director on our Board in accordance with our Related Party Transactions Policy, and if approved by such director, be submitted for shareholder vote.

As of December 31, 2024, we also had payables due to Mr. Huang Li and Mr. Jin Wei, each an indirect shareholder, in the amount of $53,430 and $30,000, respectively.

All of our shareholder loans are due on demand and non-interest bearing.

Board Review of Related Party Transactions

We have adopted a Related Party Transactions Policy, pursuant to which, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of our Company.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountants

HHL served as our independent registered public accounting firm for the year ended December 31, 2024. MTS CPA served as our independent registered public accounting firm for the year ended December 31, 2024. The following table sets out the aggregate fees for professional audit services and other services rendered by HHL and MTS CPA for the years ended December 31, 2024 and 2023, respectively:

	Year ended December 31, 2024	Year ended December 31, 2023
Audit Fees	$60,000	$60,000
Audit-Related Fees(1)	$—	$—
Tax Fees(2)	$—	$—
Other Fees(3)	$—	$—

(1)	“Audit-related fees” means the aggregate fees for due diligence related to mergers and acquisitions and attest services that are not required by statute or regulation.
(2)	“Tax fees” means the fees billed for tax compliance services, including the preparation of tax returns and tax consultations.
(3)	“Other Fees” means the fees paid for access to a proprietary accounting research tool provided by MTS CPA.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board reviews the independence of our independent registered public accounting firm on an annual basis and has determined that HHL and MTS CPA are independent. In addition, our Board pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements. See Item 8 of Part II of this Annual Report.

(a)(2)    Financial Statement Schedules. All financial statement schedules have been omitted since the required information is either not applicable or not required, or has been included in the Financial Statements and related notes.

(a)(3)     Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
10.1	Financial Support Letter
10.2+	Lease Agreement, dated April 1, 2024 [English Translation]
10.3+	Sublease agreement, dated April 20, 2024 [English Translation]
16.1	Letter from Michael T. Studer CPA P.C.
19.1	Insider Trading Policy
21.1	List of Subsidiaries
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Certain portions of this exhibit containing personally identifiable information have been redacted.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2021, and incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: March 31, 2025	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yang Wang	Chief Executive Officer and Director	March 31, 2025
Yang Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	March 31, 2025
Lina Liu	(Principal Financial and Accounting Officer)

/s/Jun Wang	President and Director	March 31, 2025
Jun Wang

/s/ Zhihui Bai	Director	March 31, 2025
Zhihui Bai

