Form 10-Q
period 2025-03-31
Yubo International Biotech Ltd
filed 2025-05-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Room 1102, 11th Floor, Building 2

No. 10 Chaoyang Park South Road, Chaoyang District

Beijing, China, 100026

(Address of principal executive offices and Zip code)

+86 136-0129-6655

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – May 14, 2025

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

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The VIE and China Operations” and “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$9,773	$7,015
Receivables	146,687	164,984
Prepaid expenses	212,163	196,417
Inventory	37,212	36,953
Due from related parties	279,326	277,382
Total Current Assets	685,162	682,751

Property and equipment, net	165,947	205,911
Intangible assets, net	47,505	50,523
Operating lease right of use asset	231,407	478,765
Lease security deposit	36,432	116,881
Total Assets	$1,166,453	$1,534,831
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $907,836 and $880,787 of March 31, 2025 and December 31, 2024, respectively)	$984,719	$1,037,836
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $426,997 and $424,026 as of March 31, 2025, and December 31, 2024, respectively)	426,997	424,026
Due to related parties (including due to related parties without recourse to the Company of $3,019,609 and $2,741,830 as of March 31, 2025 and December 31, 2024, respectively)	3,169,675	2,891,895
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $200,343 and $367,992 as of March 31, 2025 and December 31, 2024, respectively)	200,343	367,992
Total Current Liabilities	4,781,734	4,721,749

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $31,064 and $197,202 as of March 31, 2025 and December 31, 2024, respectively)	31,064	110,773
Total Liabilities	4,812,798	4,832,522

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at March 31, 2025 and December 31, 2024.	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2025 and December 31, 2024.	4	4
Additional Paid in Capital	2,989,483	2,989,483
Accumulated deficit	(7,096,442)	(6,660,812)
Accumulated other comprehensive income (loss)	317,685	127,044
Total deficit attributable to common shareholders	(3,669,453)	(3,424,465)
Non-controlling interests	23,109	126,774
Total Deficit	(3,646,344)	(3,297,691)
Total Liabilities and Shareholders’ Equity	$1,166,453	$1,534,831

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$-	$3,488
Cost of goods and services sold	-	(827)
Gross Profit	-	2,661
Operating expenses:
Employee compensation	205,800	149,547
Occupancy	174,624	130,648
Depreciation and amortization of property and equipment	41,263	43,304
Amortization of intangible assets	3,360	3,234
Other operating expenses	42,252	85,349
Total Operating Expenses	467,299	412,082
Income (loss) from operations	(467,299)	(409,421)

Other Income (Expenses)
Interest income (expense)	(19)	(84)
Total Other Income (Expenses)	(19)	(84)

Loss before Provision for Income Tax	(467,318)	(409,505)

Provision for Income Tax	-	-

Net loss	$(467,318)	$(409,505)
Net loss attributable to non-controlling interest	31,688	32,209
Net loss attributable to common stockholders	(435,630)	(377,296)

Net loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	119,820,790	11,982,090

Comprehensive income (loss)
Net loss to the Company	$(435,630)	$(377,295)
Net loss to non-controlling interest	(31,688)	(32,209)
Foreign currency translation adjustment to the Company	190,641	100,524
Foreign currency translation adjustment to the non-controlling interest	(111,734)	(5,885)
Total comprehensive income (loss)	$(388,410)	$(314,866)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,812)	127,044	$(3,424,465)	126,774	(3,297,691)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(435,630)	-	(435,630)	(31,688)	(467,318)

Foreign currency translation adjustment	-	-	-	-	-	-	190,641	190,641	(71,977)	118,664

BALANCE, March 31, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,096,442)	317,685	$(3,669,452)	23,109	(3,646,344)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	-	(1,843,703)

Capital contributions to subsidiary by non-controlling interest	-	-	-	-	-	-	-	-	97,979	97,979

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	-	-	-	-	54,293	-	-	54,293	(54,293)	-

Net loss for the three months ended March 31, 2024	-	-	-	-	-	(377,296)	-	(377,296)	(32,209)	(409,505)

Foreign currency translation adjustment	-	-	-	-	-	-	100,524	100,524	(5,885)	94,639

BALANCE, March 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,262,805)	127,044	$(2,066,182)	5,592	(2,060,590)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the three months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(467,318)	$(409,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,623	46,538
Changes in operating assets and liabilities:
Receivables	18,298	(35,069)
Prepaid expense	(15,746)	67,831
Inventory	(259)	2,772
Due from related parties	(1,944)	5,506
Lease security deposit	80,448	2,321
Accounts payable and accrued expenses	(53,117)	(2,637)
Advances from prospective customers/distributors	2,972	(8,359)
Net cash used in operating activities	(392,045)	$(330,602)

Cash flows from investing activities:
Purchases of intangibles	-	(11,082)
Purchases of equipment	(6,186)	(18,924)
Net cash provided in investing activities	(6,186)	(30,006)

Cash flows from financing activities:
Advances from related parties (net)	277,780	210,209
Capital contributions to subsidiary	-	97,979
Net cash provided by financing activities	277,780	308,188

Effect of exchange rate changes	123,209	103,085

Net increase (decrease) in cash	2,758	50,665
Cash at beginning of period	7,015	6,359
Cash at end of period	$9,773	$57,024

Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2025 and 2024

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2024, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, and its consolidated VIE for which the Company is the primary beneficiary.

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	· A holding company · Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	· A Cayman Island company · Incorporated on April 7, 2020 · A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	· A Hong Kong company · Incorporated on May 4, 2020 · A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	· A PRC company and deemed a wholly foreign owned enterprise · Incorporated on September 4, 2020 · Subscribed capital of $1,500,000 · A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	· A PRC limited liability company · Incorporated on June 14, 2016 · Subscribed capital of $1,454,038 (RMB 10,000,000) · Stem cell storage and bank	VIE of Yubo Chengdu WFOE
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	· A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	· APRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	· APRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	· A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.2739 RMB for the three months ended March 31, 2025 and $1=7.1444 for the three months ended March 31, 2024), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.2485 RMB at March 31, 2025 and $1=7.2993 RMB at December 31, 2024), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2025 and December 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At March 31, 2025, the Company had cash of $9,773 and negative working capital of $4,096,572. For the three months ended March 31, 2025 and 2024 , the Company had losses of $467,318 and $409,505 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing.  On December 31, 2024, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from December 31, 2024.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Nebulizers and components	$-	$-
Oral liquid health products	-	-
Beauty care products	-	-
Other	37,212	36,953
Total Inventory	$37,212	$36,953

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$279,326	$277,382
Total Due from Related Parties	$279,326	$277,382

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Leasehold improvements	$165,947	$187,186
X-Ray equipment	19,123	18,900
Air conditioning equipment	-	-
Office equipment	27,606	21,420
Total property and equipment	191,344	227,596
Less accumulated depreciation and amortization	(25,396)	(21,685)
Property and equipment, net	$165,947	$205,911

For the three months ended March 31, 2025 and 2024, depreciation and amortization of property and equipment was $41,263 and $43,304, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Distribution software	$34,148	$33,911
Experience center software	39,045	38,773
Patents acquired from related party	10,927	10,851
Wechat application	11,037	10,960
Total intangible assets	95,158	94,496
Less: Accumulated amortization	47,505)	(43,972)
Intangible assets, net	$47,505	$50,523

For the three months ended March 31, 2025 and 2024, amortization of intangible assets expense was $3,360 and $3,234, respectively.

At March 31, 2025, the expected future amortization of intangible assets expense was:

Year ending December 31, 2025	$20,089
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$47,505

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The lease provided for monthly rent of RMB 166,845 ($23,018) through July 31, 2023 and RMB 176,833 ($24,396) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($284,400) in two installments: RMB 500,000 ($68,980) before July 31, 2024 (which occurred) and RMB 1,561,473 ($215,420) before August 31, 2024 (which has not occurred). As of December 31, 2024, Yubo Beijing was past due in the amount of RMB 1,561,473 ($215,420) This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2024.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,288) through February 28, 2024 and RMB 317,233 ($43,461) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,810) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,064) from March 1, 2024 to February 28, 2026.

On April 1, 2024, Yubo Shenzhen signed two leases with Shenzhen Material Group Limited

·	712 square meter office space at Unit 605-09, 6th Floor, Material Holdings Landmark Building Shenzhen at a monthly rent of RMB 97,686 ($13,476). The lease began April 1, 2024 and ends on March 15, 2026. The lease is terminated effective January 24, 2025. The termination caused a decrease in right-of-use balance and total future lease payments.
·	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,384). The lease began April 1, 2024 and ends on November 17, 2025.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,176) and to pay monthly rent of RMB 55,000 ($7,587).

At March 31, 2025, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of March 31, 2025
Year ending December 31, 2025	$166,150
Year ending December 31, 2026	71,899
Total	$238,049

The operating lease liabilities totaling $231,407 at March 31, 2025 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $238,049 at March 31, 2025.

For the three months ended March 31, 2025 and 2024, occupancy expense attributable to leases was $174,624 and $130,648, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$213,113	$211,630
Advancer 2	550,000	550,000	75,350	75,350
Advancer 3	500,000	500,000	68,500	68,500
Advancer 4	348,000	348,000	47,675	47,675
Advancer 5	50,000	50,000	6,850	6,850
Advancer 6	50,000	50,000	6,850	6,850
Advancer 7	31,012	31,012	4,249	4,249
Advancer 8	31	31	4	4
Advancer 9	21,300	21,300	2,939	2,918
	¥3,095,091	¥3,095,091	$426,997	$424,026

F11

The related verbal agreements between Yubo Beijing and the eight advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining  PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Mr. Yang Wang (1)	$437,531	$434,764
Mr. Jun Wang (2)	2,567,978	2,293,341
Ms. Huang Li (3)	53,804	53,430
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,362	55,360
Ms. Xiuqin Xu	15,000	15,000
Ms. Lina Fang	10,000	10,000
Total	$3,169,675	$2,891,895

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at March 31, 2025 and December 31, 2024.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2025 and December 31, 2024.

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

F12

On September 2, 2022, the Company issued 1,638,458 shares of its Class A Common stock to World Precision Medicine Technology, Inc. (“World Precision”) in settlement of a $819,229 liability due  to World Precision.

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2025 and December 31, 2024.

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

Since inception to March 31, 2025, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of March 31, 2025.  As a result, these entities have not accrued statutory reserve funds.

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

F13

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,564 at the 7.2485 current exchange rate at  March 31, 2025). As of December 31, 2024, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2025.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to March 31, 2025.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, $1,055,485 for the year ended December 31, 2024, and $311,585 for the three months ended March 31, 2025. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net income $1 for the three months ended March 31, 2025 . Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net loss of $88,519 for the three months ended March 31, 2025. Yubo Phoenix had a net loss $157,285 for the year ended December 31, 2024 and a net loss $41,233 for the three months ended March 31, 2025. Yubo Shenzhen had a net loss of $349,572 for the year ended December 31, 2024 and a net loss $188,840 for the three months ended March 31, 2025. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2025 and December 31, 2024.

The components of deferred tax assets were as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
Net operating losses carry forward	$2,004,099	$1,536,802
Valuation allowance	(2,004,099)	(1,536,802)
Deferred tax assets, net	$-	$-

F14

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2025	For the three months ended March 2024
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(467,297)	$(102,376)
Net loss of Platinum	-	3,750
Increase in valuation allowance	467,297	98,626
Provision for income taxes	$-	$-

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2025 and December 31, 2024.

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

NOTE 15 – MAJOR CUSTOMERS

There were no sales for the three-month ended March 31, 2025. One customer accounted for 92% of total sales for the three months ended March 31, 2024.

F15

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of March 31, 2025 follows:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$-	$359	$76,290	$-	$608,512	$-	$685,161
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	-	-	-	1,251,987	-
Intercompany receivables	-	-	431,576	-	610,535	(1,042,111)	-
Other assets	-	-	21,280	-	943,333	(483,321)	481,292
Total Assets	$(2,181,987)	$930,359	529,146	-	2,162,380	(273,445)	1,166,453
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$-	$150,000	$76,948	$-	$4,554,786	$-	$4,781,734
Intercompany payables	-	-	43,457	-	998,654	(1,042,111)	-
Other liabilities	-	-	-	-	31,064	-	31,064
Total Liabilities	-	150,000	120,405	0	5,584,504	(1,042,111)	4,812,798

Shareholders' Deficit:
Capital stock and additional paid in capital	-	1,569,229	825,784	-	2,131,876	(1,417,586)	3,109,303
Accumulated deficit	(2,181,987)	(788,870)	(417,043)	-	(5,554,000)	1,845,458	(7,096,442)
Accumulated other comprehensive income (loss)	-	-	-	-	-	317,685	317,685
Non-controlling interests	-	-	-	-	-	23,109	23,109
Total Deficit	(2,181,987)	780,359	408,741	-	(3,422,124)	768,666	(3,646,345)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$529,146	$-	$2,162,380	$(273,445)	$1,166,453

A condensed consolidating statement of operations of the Company for the three months ended March 31, 2025:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$-	$-	$-	$-	$-	$-	$-
Cost of goods and services sold	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Total operating expenses	-	-	-	-	467,299	-	467,299
Loss from operations	-	-	-	-	(467,299)	-	(467,299)
Other income (expense)	-	-	1	-	(20)	-	(19)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	-	-	-	-	1,628,906	-
Net Loss	$(1,628,906)	$-	$1	$-	$(467,319)	$1,628,906	$(467,318)

F16

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless. For more information regarding the VIE structure and its associated risks, see “—The VIE and China Operations” below and “Part I—Item 1A. Risk Factors—Risks Related to Our Corporate Structure” in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. Key factors affecting our results of operations include revenues, cost of goods sold, operating expenses and income and taxation.

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

Furthermore, to our knowledge and the knowledge of our subsidiaries and Yubo Beijing, we, our subsidiaries, and Yubo Beijing have obtained all necessary permissions and approvals from the PRC government authorities with respect to the business operations in China, including, among others, the Food Operation License Permit and Medical License Distribution Enterprise Filing Certificate. To our knowledge and the knowledge of our subsidiaries and Yubo Beijing, no permissions or approvals from the applicable PRC government authorities have been denied. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we, our subsidiaries, or Yubo Beijing may be required to obtain additional licenses, permits, filings, or approvals for our business operations in the future. If we are unable to obtain necessary licenses, permits, filings, or approvals on commercially reasonable terms, in a timely manner or otherwise, we may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against it, and other forms of sanctions. As a result, we, our subsidiaries, and Yubo Beijing’s ability to conduct business, invest into China as foreign investment or accept foreign investment, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected. For further information, see “—Regulatory Developments” below.

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

Furthermore, the PRC government may adopt new measures that may affect Yubo Beijing’s operations, or exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies. These legal and operational risks, together with uncertainties in the PRC legal system and the interpretation and enforcement of PRC laws, regulations and policies, could hinder our ability to offer or continue to offer securities to investors, result in a material adverse change to Yubo Beijing’s business operations, and damage Yubo Beijing’s reputation, each of which could cause our Class A common stock to significantly decline in value or become worthless. For a detailed description of risks related to doing business in China, please refer to risks disclosed under “Item 1A. Risk Factors—Risks Related to Doing Business in China” in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Enforceability of Civil Liabilities

All of our executive officers and directors, including our Chief Executive Officer and director, Mr. Yang Wang, our President and director, Mr. Jun Wang, our Chief Financial Officer and director, Ms. Lina Liu, and our director, Mr. Nanping Hu, are residents of China, and almost all of their assets are located in China. As such, there is doubt as to the enforceability in China, either in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities predicated solely on the federal securities laws of the United States or the securities laws of any state of the United States on us or our directors and executive officers. Shareholder claims that are common in the United States, including securities law class actions and fraud claims, generally are difficult to pursue as a matter of law or practicality in China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the local authorities in China may establish a regulatory cooperation mechanism with the securities regulatory authorities of another country or region to implement cross-border supervision and administration, such regulatory cooperation with the securities regulatory authorities in the Unities States has not been efficient in the absence of a mutual and practical cooperation mechanism.

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

As of the date of this Quarterly Report, HHL LLP (“HHL”), our independent registered public accounting firm, is headquartered in New York, New York, and as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. As noted above, on December 15, 2022, the PCAOB issued a report that vacated the 2021 PCAOB determinations and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Although our auditor is headquartered in the United States, we cannot assure you whether OTC Markets or regulatory authorities would not in the future apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist or suspend the trading of our Class A common stock. If our Class A common stock is unable to be listed on another securities exchange, such a delisting or suspension would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

On March 22, 2024, the CAC published the Provisions on Promoting and Regulating the Cross-border Flow of Data (the “New Provisions”) which took immediate effect on March 22, 2024. Under the New Provisions, the security assessment is required when (i) the PI Handler is a CIIO, (ii) the PI Handler is transferring any critical data, or (iii) the PI Handler (and provided that such PI Handler is not a CIIO) is, in any given year starting from January 1, exporting personal data of at least 1 million individuals or sensitive personal data of at least 10,000 individuals. The New Provisions also exempt the PI Handlers from the security assessment in certain outbound data transfer scenarios such as human resource management, contract fulfillment and emergency situations.

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

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. As of the date of this Quarterly Report, (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also highly unlikely that Yubo Beijing will reach such threshold in the near future, and (ii) Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying it as a CIIO or requiring it to go through cybersecurity review or similar government reviews. As such, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the cybersecurity review. Considering that (i) as of the date of this Quarterly Report, Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Quarterly Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as important data , and (iii) during each fiscal year 2022, 2023, and 2024 and since January 1, 2025, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to such security assessment by the CAC.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. No sales were made during the three months ended March 31, 2025. One customer accounted for 92% of total sales for the three months ended March 31, 2024.

Corporate Information

Our principal executive offices are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, China, 100026. Our telephone number is +86 (136) 0129-6655. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report. You should not consider any information on our website to be part of this Quarterly Report or in decides whether to purchase our securities. We have included our website address in this Quarterly Report solely for informational purposes.

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Sales, Cost of Goods Sold and Gross Profit

Our sales were $nil for the three months ended March 31, 2025, as compared to $3,488 for the three months ended March 31, 2024, primarily as a result of, as we believe, the downturn in market and economic conditions in China. Accordingly, our cost of goods sold was $nil for the three months ended March 31, 2025, as compared to $827 for the three months ended March 31, 2024. As a result, our gross profit decreased from $2,661 for the three months ended March 31, 2024 to $nil for the three months ended March 31, 2025.

Operating Expenses

Our operating expenses increased to $467,299 for the three months ended March 31, 2025 from $412,082 for the three months ended March 31, 2024, primarily as a result of an increase in employee compensation due to new employees hired for our and Yubo Beijing’s subsidiaries as compared to the first quarter of 2024 and an increase in occupancy expenses during the first quarter of 2025.

Income (Loss) from Operations

Our loss from operations was $467,299 for the three months ended March 31, 2025, as compared to loss from operation $409,421 for the three months ended March 31, 2024. The increase in loss from operations was primarily due to that we had no sales in the first quarter of 2025.

Other Income (Expense)

Our other income (expense) was $(19) for the three months ended March 31, 2025, as compared to other expenses of $(84) for the three months ended March 31, 2024. The decrease was primarily due to decrease in bank charges.

Net Loss

Our net loss was $467,318 for the three months ended March 31, 2025, as compared to net loss of $409,505 for the three months ended March 31, 2024. The increase was primarily due to that we had no sales in the first quarter of 2025.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and equivalents on hand of $9,773 and a negative working capital of $4,096,572. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2025. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2025. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2025. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(392,045) for the three months ended March 31, 2025, as compared to net cash used in operating activities of $(330,602) for the three months ended March 31, 2024. The increase was primarily due to increase in net loss.

Net cash provided by (used in) investing activities

Net cash used by investing activities was $(6,186) for the three months ended March 31, 2025, as compared to net cash used in investing activities was $(30,006) for the three months ended March 31, 2024. The decrease was primarily due to that we made no intangible asset purchase and fewer equipment purchases during the first quarter of 2025.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $277,780 for the three months ended March 31, 2025, as compared to net cash provided by investing activities of $308,188 for the three months ended March 31, 2024. The decrease was primarily due to decrease in advances from related parties.

Current Liabilities

As of March 31, 2025, Yubo Beijing received an aggregate amount of $426,997 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

Shareholder Loans

As of March 31, 2025, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $2,567,978, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $437,531, to Mr. Huang Li, our indirect shareholder, in the amount of $53,804, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

As repayment of the shareholder loans from Jun Wang and Yang Wang, it was proposed that we issue 42,000,000 shares and 8,600,000 shares of Class A Common Stock (collectively, the “Shares”) to FlyDragon International Limited, a British Virgin Islands limited liability company (“FlyDragon”), and to ChinaOne Technology Limited, a British Virgin Islands limited liability company (“ChinaOne”), respectively, at the price of $0.05 per share. Jun Wang and Yang Wang are the sole director and sole shareholder of FlyDragon and ChinaOne, respectively. Following the issuance of the Shares, the outstanding balances of our shareholders loans with Jun Wang and Yang Wang will be deemed paid off. The issuance of the Shares to Jun Wang and Yang Wang has been reviewed and approved by the disinterested director on our Board in accordance with the NYBCL and our Related Party Transactions Policy, and subsequently approved by our majority stockholders pursuant to a written consent, which has been disclosed in our Definitive Information Statement on Schedule 14C made pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Information Statement”). The Information Statement was filed with the SEC on April 14, 2025 and has been mailed to our stockholders. The issuance of the Shares to Jun Wang and Yang Wang could not become effective until after the twentieth calendar day after we mailed the Information Statement to our stockholders,.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

Going concern

The accompanying interim unaudited consolidated financial statements for the three months ended March 31, 2025 and 2024 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three months ended March 31, 2025, we had net losses of $467,318. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our operating expenses and seeking third party equity and/or debt financing. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder, and our President and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed below and in “Part I, Item 1A.—Risk Factors” and elsewhere in our annual report on Form 10-K filed on March 31, 2025, which could materially affect our business, financial condition, cash flows or future results. The risks described in our annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: May 14, 2025	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

