Form 10-Q
period 2025-06-30
Yubo International Biotech Ltd
filed 2025-08-13
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – August 13, 2025

Class A Common Stock, $0.001 par value	170,416,343
Class B Common Stock, $0.001 par value	4,447
Class	Shares

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2025 and 2024

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$10,416	$7,015
Receivables	118,006	164,984
Prepaid expenses	210,413	196,417
Inventory	37,650	36,953
Due from related parties	282,617	277,382
Total Current Assets	659,102	682,751

Property and equipment, net	126,007	205,913
Intangible assets, net	44,653	50,523
Operating lease right of use asset	184,943	478,765
Lease security deposit	36,863	116,880
Total Assets	$1,051,568	$1,534,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $972,710 and $880,787 as of June 30, 2025 and December 31, 2024, respectively)	$1,050,497	$1,037,836
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $432,028 and $424,026 as of June 30, 2025 and December 31, 2024, respectively)	432,028	424,026
Due to related parties (including due to related parties without recourse to the Company of $3,125,748 and $2,741,830 as of June 30, 2025 and December 31, 2024, respectively)	3,365,814	2,891,895
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $177,131 and $367,992 as of June 30, 2024 and December 31, 2024, respectively)	177,131	367,992
Total Current Liabilities	5,025,470	4,721,749

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $7,812 and $110,773 as of June 30, 2025 and December 31, 2024, respectively)	7,812	110,773
Total Liabilities	5,033,282	4,832,522

Commitments and contingencies	—	—

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 119,816,343 issued and outstanding at June 30, 2025 and December 31, 2024.	119,816	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2025 and December 31, 2024.	4	4
Additional Paid in Capital	2,989,483	2,989,483
Accumulated deficit	(7,326,775)	(6,660,811)
Accumulated other comprehensive income (loss)	217,229	127,044
Total deficit attributable to common shareholders	(4,000,243)	(3,424,464)
Non-controlling interests	18,529	126,774
Total Deficit	(3,981,714)	(3,297,690)
Total Liabilities and Shareholders' Equity	$1,051,568	$1,534,832

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$—	$—	$—	$3,488
Cost of goods and services sold	—	—	—	(827)
Gross Profit	—	—	—	2,661
Operating expenses:
Employee compensation	183,864	177,820	389,661	327,367
Occupancy	49,723	109,289	99,446	239,937
Depreciation and amortization of property and equipment	41,744	41,408	83,007	84,712
Amortization of intangible assets	3,400	3,400	6,760	6,634
Other operating expenses	(29,032)	138,519	13,220	223,868
Total Operating Expenses	249,699	470,436	592,094	882,518
Income (loss) from operations	(249,699)	(470,436)	(592,094)	(879,857)

Other Income (Expenses)
Loss on obsolete inventory	—	(127,895)	—	(127,895)
Interest expense	(23)	(17)	(42)	(101)
Total Other Income (Expenses)	(23)	(127,912)	(42)	(127,996)

Loss before Provision for Income Tax	(249,722)	(598,348)	(592,136)	(1,007,853)

Provision for Income Tax	—	—	—	—

Net loss	$(249,722)	$(598,348)	$(592,136)	$(1,007,853)
Net loss attributable to non-controlling interest	(19,389)	(70,838)	(51,077)	(103,047)
Net loss attributable to common stockholders	(230,333)	(527,510)	(541,059)	(904,806)

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average common shares outstanding basic and diluted	119,820,790	119,820,790	119,820,790	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(230,333)	$(537,510)	$(541,059)	$(904,806)
Net loss to NCI	(19,389)	(70,838)	(51,077)	(103,047)
Foreign currency translation adjustment to the Company	(100,456)	70,211	90,185	170,735
Foreign currency translation adjustment to the NCI	14,809	(6,749)	(57,168)	(12,634)
Total comprehensive income (loss)	$(335,369)	$(544,886)	$(559,119)	$(849,752)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Company's	controlling	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	deficit	interest	Deficit
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,811)	127,044	$(3,424,464)	126,774	(3,297,690)

Net loss for the three months ended March 31, 2025	—	—	—	—	—	(435,630)	—	(435,630)	(31,688)	(467,318)

Foreign currency translation adjustment	—	—	—	—	—	—	190,641	190,641	(71,977)	118,664

BALANCE, March 31, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,096,442)	317,685	$(3,669,453)	23,109	(3,646,345)

Net loss for the three months ended June 30, 2025	—	—	—	—	—	(230,333)	—	(230,333)	(19,389)	(249,722)

Foreign currency translation adjustment	—	—	—	—	—	—	(100,456)	(100,456)	14,809	(85,647)

BALANCE, June 30, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,326,775)	217,229	$(4,000,242)	18,529	(3,981,714)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Company's	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	deficit	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)

Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	97,979	97,979

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—

Net loss for the three months ended March 31, 2024	—	—	—	—	—	(377,296)	—	(377,296)	(32,209)	(409,505)

Foreign currency translation adjustment	—	—	—	—	—	—	100,524	100,524	(5,885)	94,639

BALANCE, March 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,262,805)	87,320	$(2,066,182)	5,592	(2,060,590)

Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	174,398	174,398

Net loss for the three months ended June 30, 2024	—	—	—	—	—	(527,510)	—	(527,510)	(70,838)	(598,348)

Foreign currency translation adjustment	—	—	—	—	—	—	70,211	70,211	(6,749)	63,462

BALANCE, June 30, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,790,315)	157,531	$(2,523,481)	102,403	(2,421,078)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the six months ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(541,059)	$(904,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,766	92,568
Loss on obsolete inventory	—	127,895
Changes in operating assets and liabilities:
Receivables	46,979	(130,938)
Prepaid expense	(45,430)	(38,899)
Inventory	(697)	(172)
Due from related parties	(5,235)	7,286
Lease security deposit	80,018	3,071
Accounts payable and accrued expenses	12,662	96,714
Advances from prospective customers/distributors	8,002	(11,061)
Net cash used in operating activities	(354,994)	$(758,342)

Cash flows from investing activities:
Proceeds for sale of Equipment	79,904	81,963
Net cash provided in investing activities	79,904	81,963

Cash flows from financing activities:
Advances from related parties (net)	473,919	445,937
Capital contributions to subsidiary	—	272,377
Net cash provided by financing activities	473,919	718,314

Effect of exchange rate changes	(195,428)	(35,576)

Net increase (decrease) in cash	3,401	6,359
Cash at beginning of period	7,015	1,341
Cash at end of period	$10,416	$7,700

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	101

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2025 and 2024

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on June 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE

Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing

Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	• A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing

EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	• A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.2317 RMB for the six months ended June 30, 2025 and $1=7.1675 for the six months ended June 30, 2024), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.1641 RMB at June 30, 2025 and $1=7.2993 RMB at December 31, 2024), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2025 and December 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At June 30, 2025, the Company had cash of $10,416 and negative working capital of $4,366,368. For the six months ended June 30, 2025 and 2024 , the Company had losses of $592,136 and $1,007,853 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Nebulizers and components	$—	$—
Oral liquid health products	—	—
Beauty care products	—	—
Other	36,862	36,953
Total Inventory	$36,862	$36,953

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$282,617	$277,382
Total Due from Related Parties	$282,617	$277,382

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Leasehold improvements	$105,530	$187,186
X-Ray equipment	19,348	18,900
Air conditioning equipment	—	—
Office equipment	27,931	21,420
Total property and equipment	152,809	227,596
Less accumulated depreciation and amortization	(26,802)	(21,685)
Property and equipment, net	$126,007	$205,911

For the three months ended June 30, 2025 and 2024, depreciation and amortization of property and equipment was $41,744 and $41,408, respectively.

For the six months ended June 30, 2025 and 2024, depreciation and amortization of property and equipment was $83,007 and $84,712, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Distribution software	$34,551	$33,911
Experience center software	39,505	38,773
Patents acquired from related party	11,056	10,851
Wechat application	11,167	10,960
Total intangible assets	96,279	94,496
Less: Accumulated amortization	(51,626)	(43,972)
Intangible assets, net	$44,653	$50,523

For the three months ended June 30, 2025 and 2024, amortization of intangible assets expense was $3,400 and $6,760 respectively.

For the six months ended June 30, 2025 and 2024, amortization of intangible assets expense was $6,760 and $6,634, respectively.

At June 30, 2025, the expected future amortization of intangible assets expense was:

Year ending December 31, 2025	$17,237
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$44,653

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, the Company renewed the lease. The lease provided for monthly rent of RMB 166,845 ($23,289) through July 31, 2023 and RMB 176,833 ($24,683) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($287,750) in two installments: RMB 500,000 ($69,792) before July 31, 2024 (which occurred) and RMB 1,561,473 ($218,958) before August 31, 2024 (which has not occurred). As of June 30, 2025, Yubo Beijing was past due in the amount of RMB 1,561,473 ($218,958) This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at June 30, 2025.

Effective March 1, 2021, Yubo Global executed a lease agreement with Chengdu Liangkang Investment Co. to rent approximately 6,960 square meters of laboratory space in Chengdu China. The lease provided for a lease term of 5 years from March 1, 2021 to February 28, 2026. The lease provided for monthly rent of RMB 299,277 ($41,775) through February 28, 2024 and RMB 317,233 ($44,281) from March 1, 2024 to February 28, 2026. In the fourth quarter of 2022, the lease was terminated with an effective date of September 1, 2021.

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,810) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,159) from March 1, 2024 to February 28, 2026.

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

•	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,412). The lease began April 1, 2024 and ends on November 17, 2025.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,354) and to pay monthly rent of RMB 55,000 ($7,677).

At June 30, 2025, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of June 30, 2025
Year ending December 31, 2025	$110,112
Year ending December 31, 2026	79,742
Total	$189,854

The operating lease liabilities totaling $184,893 at June 30, 2025 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $189,854 at June 30, 2025.

For the three months ended June 30, 2025 and 2024, occupancy expense attributable to leases was $49,723 and $109,289, respectively.

For the six months ended June 30, 2025 and 2024, occupancy expense attributable to leases was $99,446 and $239,937, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$215,623	$211,630
Advancer 2	550,000	550,000	76,772	75,350
Advancer 3	500,000	500,000	69,792	68,500
Advancer 4	348,000	348,000	48,576	47,675
Advancer 5	50,000	50,000	6,979	6,850
Advancer 6	50,000	50,000	6,979	6,850
Advancer 7	31,012	31,012	4,329	4,249
Advancer 8	31	31	4	4
Advancer 9	21,300	21,300	2,973	2,918
	¥3,095,091	¥3,095,091	$432,028	$424,026

The related verbal agreements between Yubo Beijing and the eight advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the eight remaining  PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Mr. Yang Wang (1)	$442,214	$434,764
Mr. Jun Wang (2)	2,758,796	2,293,341
Ms. Huang Li (3)	54,438	53,430
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,366	55,360
Ms. Xiuqin Xu	15,000	15,000
Ms. Lina Fang	10,000	10,000
Total	$3,365,814	$2,891,895

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at June 30, 2025 and December 31, 2024.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2025 and December 31, 2024.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,395,849 (RMB 10,000,000), all of which was paid by its shareholders as of December 31, 2021.

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

Since inception to June 30, 2025, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of June 30, 2025.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,889 at the 7.1641 current exchange rate at June 30, 2025). As of June 30, 2025, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2025.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to June 30, 2025.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, $1,055,485 for the year ended December 31, 2024, and $322,088 for the six months ended June 30, 2025. Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net income of $2 or the six months ended June 30, 2025 . Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net loss of $174,428 for the six months ended June 30, 2025. Yubo Phoenix had a net loss $157,285 for the year ended December 31, 2024 and a net loss $82,397 for the six months ended June 30, 2025. Yubo Shenzhen had a net loss of $349,572 for the year ended December 31, 2024 and a net loss $13,271 for the six months ended June 30, 2025. These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carryforwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at June 30, 2025 and December 31, 2024.

The components of deferred tax assets were as follows:

	June 30, 2025	December 31, 2024
	(Unaudited)
Net operating losses carry forward	$2,128,984	$1,536,802
Valuation allowance	(2,128,984)	(1,536,802)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$592,182	$(251,963)
Net loss of Platinum	—	10,000
Increase in valuation allowance	(592,182)	241,963
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2025 and December 31, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $69,792 at June 30, 2025). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

There were no sales for the six months ended June 30, 2025.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of June 30, 2025 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$—	$359	$77,189	$—	$583,747	$(2,193)	$659,102
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	—	—	—	1,251,987	—
Intercompany receivables	—	—	436,661	—	646,873	(1,083,534)	—
Other assets	—	—	21,531	—	866,105	(495,171)	392,465
Total Assets	$(2,181,987)	$930,359	535,381	—	2,096,725	(328,911)	1,051,567
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$—	$150,000	$77,854	$—	$4,797,616	$—	$5,025,470
Intercompany payables	—	—	43,969	—	1,039,565	(1,083,534)	—
Other liabilities	—	—	—	—	7,812	—	7,812
Total Liabilities	—	150,000	121,823	—	5,844,993	(1,083,534)	5,033,282

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	835,513	—	2,163,147	(1,458,586)	3,109,303
Accumulated deficit	(2,181,987)	(788,870)	(421,955)	—	(5,911,415)	1,959,667	(7,344,560)
Accumulated other comprehensive income (loss)	—	—	—	—		235,013	235,013
Non—controlling interests	—	—	—	—	—	18,529	18,529
Total Deficit	(2,181,987)	780,359	413,558	—	(3,748,268)	756,817	(3,981,715)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$535,381	$—	$2,096,725	$(328,911)	$1,051,567

A condensed consolidating statement of operations of the Company for the six months ended June 30, 2025:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$—	$—	$—	$—	$—	$—	$—
Cost of goods and services sold	—	—	—	—	—	—	—
Gross profit	—	—	—	—	—	—	—
Total operating expenses	—	—	—	—	592,094	—	592,094
Loss from operations	—	—	—	—	(592,094)	—	(592,094)
Other income (expense)	—	—	(2)	—	(40)	—	(42)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	—	—	—	—	1,628,906	—
Net Loss	$(1,628,906)	$—	$(2)	$—	$(592,134)	$1,628,906	$(592,136)

NOTE 17 – SUBSEQUENT EVENT

On July 23, 2025, Yubo New York, entered into a Securities Purchase Agreement, by and among the Company, on the one hand, and FlyDragon International Limited, a British Virgin Islands limited liability company (“FlyDragon”), and ChinaOne Technology Limited, a British Virgin Islands limited liability company (“ChinaOne”), on the other hand (together, the “Purchasers”), for a sale of an aggregate of 50,600,000 shares of Class A Common Stock of the Company (the “Transaction”).

Jun Wang, who is the President and a director of the Company, is the sole director of and owns 100% of the equity interest in FlyDragon. Yang Wang, who is the Chief Executive Officer and a director of the Company, is the sole director of and owns 100% of the equity interest in ChinaOne. The Transaction was reviewed and approved by the disinterested director on the Board in accordance with the New York Business Corporation Law and the Company’s Related Party Transactions Policy, and was subsequently approved by the majority shareholders of the Company pursuant to a written consent, which was disclosed in a Definitive Information Statement on Schedule 14C of the Company made pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended.

At the closing of the Transaction, the Company will issue 42,000,000 shares and 8,600,000 shares of Class A Common Stock to FlyDragon and ChinaOne, respectively. The purchase price of each Share is $0.05 per Share, which represents approximately 125% of the closing price of Class A Common Stock on OCTQB on July 23, 2025. The Company will not receive any net proceeds from the Transaction as the consideration is in the form of cancellation of certain shareholder loans of the Company that are due and payable to Jun Wang and Yang Wang.

The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Purchasers, and customary closing conditions, indemnification rights, and other obligations of the parties. The Transaction was expected to close by July 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

7

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

Recent Developments

As repayment of the shareholder loans from Jun Wang and Yang Wang, on July 23, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), by and among our Company, on the one hand, FlyDragon International Limited, a British Virgin Islands limited liability company (“FlyDragon”), and ChinaOne Technology Limited, a British Virgin Islands limited liability company (“ChinaOne”), on the other hand (together, the “Purchasers”), for a sale of an aggregate of 50,600,000 shares of our Class A Common Stock (the “Transaction”). See “—Liquidity and Capital Resources—Shareholder Loans” below.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended June 30, 2025 and 2024 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024, and for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Sales, Cost of Goods Sold and Gross Profit

Our sales were $nil for the three months ended June 30, 2025 and the three months ended June 30, 2024. As a result, our cost of goods sold and gross profit were $nil for the three months ended June 30, 2025 and the three months ended June 30, 2024.

Our sales were $nil for the six months ended June 30, 2025, as compared to $3,488 for the six months ended June 30, 2024. The decrease was primarily due to downturn in market and economic conditions in China. Our cost of goods sold was $nil for the six months ended June 30, 2025, as compared to $827 for the six months ended June 30, 2024. Accordingly, our gross profit decreased from $2,661 for the six months ended June 30, 2024 to $nil for the six months ended June 30, 2025.

Operating Expenses

Our operating expenses decreased to $249,699 for the three months ended June 30, 2025 from $470,436 for the three months ended June 30, 2024, primarily as a result of decreases in occupancy expense and other operating expenses.

Our operating expenses decreased to $592,094 for the six months ended June 30, 2025 from $882,517 for the six months ended June 30, 2024, primarily as a result of decreases in occupancy expense and other operating expenses.

Loss from Operations

Our loss from operations was $249,699 for the three months ended June 30, 2025, as compared to $470,436 for the three months ended June 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Our loss from operations was $592,094 for the six months ended June 30, 2025, as compared to $1,007,853 for the six months ended June 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Other Income (Expense)

Our other income (expense) was $(23) for the three months ended June 30, 2025, as compared to $(127,912) for the three months ended June 30, 2024. The decrease was primarily due to loss on obsolete inventory in the second quarter of 2024.

Our other income (expense) was $(42) for the six months ended June 30, 2025, as compared to $(127,996) for the six months ended June 30, 2024. The decrease was primarily due to loss on obsolete inventory in the first half of 2024.

Net Loss

Our net loss was $249,722 for the three months ended June 30, 2025, as compared to $598,348 for the three months ended June 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Our net loss was $592,136 for the six months ended June 30, 2025, as compared to $1,007,853 for the six months ended June 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and equivalents on hand of $10,416 and a negative working capital of $4,366,368. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2025. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2025. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2025. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(354,994) for the six months ended June 30, 2025, as compared to net cash used in operating activities of $(758,342) for the six months ended June 30, 2024. The decrease was primarily due to decrease in net loss.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $79,904 for the six months ended June 30, 2025, as compared to net cash provided by investing activities was $81,963 for the six months ended June 30, 2024. The decrease was primarily due to decrease in proceeds for sale of equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $473,919 for the six months ended June 30, 2025, as compared to net cash provided by financing activities of $718,314 for the six months ended June 30, 2024. The decrease was primarily due to that no capital contribution to subsidiary was made in the first half of 2025.

Current Liabilities

As of June 30, 2025, Yubo Beijing received an aggregate amount of $432,028 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC entities have the right to request the return of their advances.

Shareholder Loans

As of June 30, 2025, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $2,758,796, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $442,214, to Mr. Huang Li, our indirect shareholder, in the amount of $54,438, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

As repayment of the shareholder loans from Jun Wang and Yang Wang, on July 23, 2025, we entered into the Securities Purchase Agreement, by and among our Company, on the one hand, and FlyDragon and ChinaOne, as the Purchasers on the other hand, for a sale of an aggregate of 50,600,000 shares of our Class A Common Stock. Jun Wang is the sole director of and owns 100% of the equity interest in FlyDragon, and Yang Wang is the sole director of and owns 100% of the equity interest in ChinaOne. The Transaction was reviewed and approved by the disinterested director on the Board in accordance with the New York Business Corporation Law and our Related Party Transactions Policy, and was subsequently approved by our majority shareholders pursuant to a written consent, which was disclosed in our Definitive Information Statement on Schedule 14C made pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended.

At the closing of the Transaction, we issued and sold 42,000,000 shares and 8,600,000 shares of our Class A Common Stock (collectively, the “Shares”) to FlyDragon and ChinaOne, respectively. The purchase price of each Share is $0.05 per Share, which represented approximately 125% of the closing price of our Class A Common Stock on OCTQB on July 23, 2025.

The foregoing summary of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Securities Purchase Agreement, a copy of which is filed with this Quarterly Report on Exhibit 10.1, and the terms of which are incorporated in this Quarterly Report by reference.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2025, we had net losses of $249,722 and $598,348, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. – Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (1)
3.2	Bylaws of Registrant (1)
10.1

Securities Purchase Agreement, dated as of July 23, 2025, by and among Registrant, FlyDragon International Limited, and Chinaone Technology Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2025)

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: August 13, 2025	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

