Form 10-Q
period 2025-09-30
Yubo International Biotech Ltd
filed 2025-11-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 13, 2025.

Class A Common Stock, $0.001 par value	170,416,343
Class B Common Stock, $0.001 par value	4,447
Class	Shares

YUBO INTERNATIONAL BIOTECH LIMITED

2

ABOUT THIS QUARTERLY REPORT

In this Quarterly Report on Form 10-Q (this “Quarterly Report”), unless otherwise specified, the terms “we,” “our,” “us,” our “Company,” the “Company,” or the “Registrant” refer to Yubo International Biotech Limited, a U.S. holding company and a New York corporation and its wholly owned subsidiaries, including Platinum International Biotech Co., Ltd., a company organized under the laws of the Cayman Islands (“Platinum”), Platinum International Biotech (Hong Kong) Limited, a company organized under the laws of Hong Kong and a wholly owned subsidiary of Platinum (“Platinum HK”), Yubo International Biotech (Chengdu) Limited, a company organized under the laws of the People’s Republic of China and a wholly owned subsidiary of Platinum HK (“Yubo Chengdu” or “Yubo WFOE” or “WFOE”), and Yubo Global Biotechnology (Chengdu) Co., Ltd., a company organized under the laws of the People’s Republic of China and a wholly owned subsidiary of Platinum HK (“Yubo Global”). We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through its subsidiaries and contractual arrangements with a variable interest entity (“VIE”), Yubo International Biotech (Beijing) Limited, a company organized under the laws of the People’s Republic of China and, through contractual arrangements with us, the Chinese operating company. None of our Company, Platinum, or Platinum HK, each as a holding company, conducts any day-to-day business operations in China.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2025 and 2024

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Current assets
Cash	$10,926	$7,015
Receivables	114,287	164,984
Prepaid expenses	202,054	196,417
Inventory	37,889	36,953
Due from related parties	284,407	277,382
Total Current Assets	649,563	682,751

Property and equipment, net	84,645	205,913
Intangible assets, net	43,241	50,523
Operating lease right of use asset	138,604	478,765
Lease security deposit	37,158	116,880
Total Assets	$953,211	$1,534,832
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $891,838 and $880,787 as of September 30, 2025 and December 31, 2024, respectively)	$957,197	$1,037,836
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $434,765 and $424,026 as of September 30, 2025 and December 31, 2024, respectively)	434,765	424,026
Due to related parties (including due to related parties without recourse to the Company of $874,683 and $2,741,830 as of September 30, 2025 and December 31, 2024, respectively)	1,024,750	2,891,895
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $138,604 and $367,992 as of September 30, 2025 and December 31, 2024, respectively)	138,604	367,992
Total Current Liabilities	2,555,316	4,721,749

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $7,812 and $110,773 as of September 30, 2025 and December 31, 2024, respectively)	-	110,773
Total Liabilities	2,555,316	4,832,522

Commitments and contingencies	—	—

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 170,416,343 issued and outstanding at September 30, 2025 and 119,816,343 at December 31, 2024.	124,876	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2025 and December 31, 2024.	4	4
Additional Paid in Capital	5,514,423	2,989,483
Accumulated deficit	(7,478,641)	(6,660,811)
Accumulated other comprehensive income (loss)	176,450	127,044
Total deficit attributable to common shareholders	(1,662,888)	(3,424,464)
Non-controlling interests	60,783	126,774
Total Deficit	(1,602,105)	(3,297,690)
Total Liabilities and Shareholders' Equity	$953,211	$1,534,832

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$—	$—	$—	$3,488
Cost of goods and services sold	—	—	—	(827)
Gross Profit	—	—	—	2,661
Operating expenses:
Employee compensation	192,869	220,118	582,530	547,485
Occupancy	46,920	175,646	146,366	415,583
Depreciation and amortization of property and equipment	41,893	45,995	124,900	130,707
Amortization of intangible assets	1,694	3,590	8,454	10,224
Other operating expenses	26,758	87,415	39,978	311,283
Total Operating Expenses	310,134	532,764	902,228	1,415,282
Income (loss) from operations	(310,134)	(532,764)	(902,228)	(1,412,621)

Other Income (Expenses)
Loss on obsolete inventory	—	(88,338)	—	(216,233)
Interest expense	(18)	49	(60)	(52)
Total Other Income (Expenses)	(18)	(88,289)	(60)	(216,285)

Loss before Provision for Income Tax	(310,152)	(621,053)	(902,288)	(1,628,906)

Provision for Income Tax	—	—	—	—

Net loss	$(310,152)	$(621,053)	$(902,288)	$(1,628,906)
Net loss attributable to non-controlling interest	(33,381)	(40,210)	(84,458)	(143,257)
Net loss attributable to common stockholders	(276,771)	(580,843)	(817,830)	(1,485,649)

Net loss per share basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average common shares outstanding basic and diluted	147,870,790	119,820,790	129,273,537	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(276,771)	$(580,843)	$(817,830)	$(1,485,649)
Net loss to NCI	(33,381)	(40,210)	(84,458)	(143,257)
Foreign currency translation adjustment to the Company	(40,779)	(25,981)	49,406	144,754
Foreign currency translation adjustment to the NCI	75,635	976	18,467	(11,658)
Total comprehensive income (loss)	$(275,296)	$(646,058)	$(834,415)	$(1,495,810)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Comprehensive	Company's	controlling	Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	deficit	interest	Deficit
BALANCE, June 30, 2024	119,816,343	$119,816	4,447	4	2,989,483	(5,790,315)	157,531	$(2,523,481)	102,403	(2,421,078)
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(580,843)	—	(580,843)	(40,210)	(621,053)
Foreign currency translation adjustment	—	—	—	—	—	—	(25,981)	(25,981)	976	(25,005)
Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	25,383	25,383
BALANCE, September 30, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,371,158)	131,550	$(3,130,305)	88,852	(3,041,753)

BALANCE, June 30, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,201,870)	217,229	$(3,875,338)	18,529	(3,856,809)
Net loss for the three months ended September 30, 2025	—	—	—	—	—	(276,771)	—	(276,771)	(33,381)	(310,152)
Foreign currency translation adjustment	—	—	—	—	—	—	(40,779)	(40,779)	75,635	34,856
Issuance of ordinary shares	50,600,343	5,060	—	—	2,524,940	—	—	2,530,000	—	2,530,000
BALANCE, September 30, 2025	170,416,343	$124,876	4,447	4	5,514,423	(7,478,641)	176,450	$(1,662,888)	60,783	(1,602,105)

	Common Stock				Additional		Accumulated Other	Total	Non-
	Class A		Class B		paid in	Accumulated	Comprehensive	Company's	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	Income (loss)	deficit	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)
Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	297,760	297,760
Transfer of 27% interest in subsidiary (Yubo Jingzhi) to noncontrolling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—
Net loss for the three months ended September 30, 2024	—	—	—	—	—	(1,485,649)	—	(1,485,649)	(143,257)	(1,628,906)
Foreign currency translation adjustment	—	—	—	—	—	—	144,754	144,754	(11,658)	133,096
BALANCE, September 30, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,371,158)	131,550	$(3,130,305)	88,852	(3,041,753)

BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,811)	127,044	$(3,424,464)	126,774	(3,297,690)
Issuance of ordinary shares	50,600,343	5,060	—	—	2,524,940	—	—	2,530,000	—	2,530,000
Net loss for the nine months ended September 30, 2025	—	—	—	—	—	(817,830)	—	(817,830)	(84,458)	(902,288)
Foreign currency translation adjustment	—	—	—	—	—	—	49,406	49,406	18,467	67,873
BALANCE, September 30, 2025	170,416,343	$124,876	4,447	4	5,514,423	(7,478,641)	176,450	$(1,662,888)	60,783	(1,602,105)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the nine months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(902,288)	$(1,628,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,354	140,931
Loss on obsolete inventory	—	216,233
Changes in operating assets and liabilities:
Receivables	50,697	(138,360)
Prepaid expense	(5,636)	(63,952)
Inventory	—	(8,232)
Due from related parties	—	(2,744)
Lease security deposit	79,722	82,843
Accounts payable and accrued expenses	(80,636)	84,237
Advances from prospective customers/distributors	10,737	4,167
Cash receipts from related parties	—	908,675
Net cash used in operating activities	(714,050)	$(405,018)

Cash flows from investing activities:
Proceeds for sale of Equipment	79,904	118,431
Net cash provided in investing activities	79,904	118,431

Cash flows from financing activities:
Advances from related parties (net)	473,919	—
Capital contributions to subsidiary	—	297,760
Net cash provided by financing activities	473,919	297,760

Effect of exchange rate changes	164,138	(9,498)

Net increase (decrease) in cash	3,911	1,675
Cash at beginning of period	7,015	6,359
Cash at end of period	$10,926	$8,034

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2025 and 2024

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

Yubo Beijing was incorporated on September 14, 2016. For the year ended December 31, 2020 (commencing April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021, 2022 and 2023, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products. Commencing in the quarterly period ended  September 30, 2023, Yubo Beijing started selling health management and health maintenance service agreements to customers.

Upon executing the series of VIE agreements in September 2020, Yubo Beijing has been considered a Variable Interest Entity (“VIE”) of Yubo Chengdu, its primary beneficiary. Accordingly, Yubo Beijing has been consolidated under the guidance of FASB Accounting Standards Codification (“ASC”) 810, Consolidation.

The officers, directors, and controlling beneficial owners of Yubo Beijing from its inception on September 14, 2016 were also officers, directors, and controlling beneficial owners of Platinum. Accordingly, the accompanying consolidated financial statements include Yubo Beijing’s operations from its inception on September 14, 2016.

On December 31, 2020, Platinum HK formed Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”) as its wholly-owned subsidiary.

On January 21, 2021, Yubo Beijing formed Yubo Jingzhi Biotechnology (Chengdu) Co. Ltd. (“Yubo Jingzhi”) as its wholly-owned subsidiary.

On October 10, 2023, Yubo Beijing acquired a wholly owned subsidiary Phoenix Club Bio-Medical Technology (Chengdu), Co., Ltd. (“Yubo Phoenix”), a company incorporated on April 12, 2021.   Prior to October 10, 2023, Yubo Phoenix had minimal business operations.

On January 27, 2024, Yubo Beijing acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2024. On September 2, 2024, Yubo Beijing acquired an additional 19% equity in Yubo Shenzhen, resulting in a total equity ownership of 70% as of December 31, 2024.

On February 27, 2024, Yubo Beijing sold 27% of the subscribed capital of Yubo Jingzhi to an affiliated investor for no consideration. Yubo Beijing retains 73% ownership of Yubo Jinghzi.

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

Principles of Consolidation

As a result of such series of contractual arrangements, the Company is the primary beneficiary of the VIE for accounting purposes and the VIE is a PRC consolidation entity under U.S. GAAP. The Company consolidates the financial results of the VIE and its subsidiaries in its consolidated financial statements in accordance with U.S. GAAP. Neither the Company nor its investors own any equity interest in, have direct foreign investment in, or control through any such ownership of or investment in the VIE.  All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York” or the “Company”)	• A holding company • Incorporated in New York

Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on September 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE

Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing

Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 20, 2020	100% owned by Platinum HK

Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	• A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing

EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	• A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

On September 11, 2020, our wholly-owned subsidiary, Yubo Chengdu, entered into the following contractual arrangements with Yubo Beijing and the shareholders of Yubo Beijing (the “Yubo Shareholders”), as applicable, each of which is enforceable and valid in accordance with the laws of the PRC:

Exclusive Consulting Services Agreement

Pursuant to the Exclusive Consulting Services Agreement among Yubo Beijing, Yubo WFOE, and the Yubo Shareholders, Yubo WFOE provides Yubo Beijing exclusive management services. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Yubo Beijing. The Exclusive Consulting Services Agreement will remain in effect until the acquisition of all assets or equity of Yubo Beijing by Yubo WFOE is complete (as more fully described in the Exclusive Purchase Option Agreement below).

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.2092 RMB for the nine months ended September 30, 2025 and $1=7.0413 for the nine months ended September 30, 2024), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.1190 RMB at September 30, 2025 and $1=7.2993 RMB at December 31, 2024), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions and information that are believed to be reasonable under the circumstances. Estimates and assumptions of future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Significant estimates and assumptions by management include, among others, useful lives and impairment of long-lived assets, and income taxes including the valuation allowance for deferred tax assets. While the Company believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements and (2) the sale of health and personal care products. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2025 and December 31, 2024 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At September 30, 2025, the Company had cash of $10,926 and negative working capital of $1,905,753. For the nine months ended September 30, 2025 and 2024 , the Company had losses of $902,288 and $1,628,906 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

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

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Nebulizers and components	$—	$—
Oral liquid health products	—	—
Beauty care products	—	—
Other	37,789	36,953
Total Inventory	$37,789	$36,953

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$284,407	$277,382
Total Due from Related Parties	$284,407	$277,382

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The amount due from related parties is non-interest bearing and is due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Leasehold improvements	$105,530	$187,186
X-Ray equipment	19,348	18,900
Air conditioning equipment	—	—
Office equipment	27,931	21,420
Total property and equipment	152,809	227,596
Less accumulated depreciation and amortization	(68,164)	(21,685)
Property and equipment, net	$84,645	$205,911

For the three months ended September 30, 2025 and 2024, depreciation and amortization of property and equipment was $41,893 and $45,995, respectively.

For the nine months ended September 30, 2025 and 2024, depreciation and amortization of property and equipment was $124,900 and $130,707, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Distribution software	$34,551	$33,911
Experience center software	39,505	38,773
Patents acquired from related party	11,056	10,851
Wechat application	11,167	10,960
Total intangible assets	96,279	94,496
Less: Accumulated amortization	(53,038)	(43,972)
Intangible assets, net	$43,241	$50,523

For the three months ended September 30, 2025 and 2024, amortization of intangible assets expense was $1,694 and $3,590 respectively.

For the nine months ended September 30, 2025 and 2024, amortization of intangible assets expense was $8,454 and $10,224, respectively.

As of September 30, 2025, the expected future amortization of intangible assets expense was:

Year ending December 31, 2025	$15,825
Year ending December 31, 2026	13,302
Thereafter	14,114
Total	$43,241

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, Yubo Beijing renewed the lease. The lease provided for monthly rent of RMB 166,845 ($23,289) through July 31, 2023 and RMB 176,833 ($24,683) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($287,750) in two instalments: RMB 500,000 ($69,792) before July 31, 2024 (which occurred) and RMB 1,561,473 ($218,958) before August 31, 2024 (which has not occurred). As of September 30, 2025, Yubo Beijing was past due in the amount of RMB 1,561,473 ($218,958). This amount is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at September 30, 2025.

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

At September 30, 2025, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of September 30, 2025
Year ending December 31, 2025	$77,790
Year ending December 31, 2026	79,742
Total	$157,712

The operating lease liabilities of $138,604 at September 30, 2025 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $157,712 at September 30, 2025.

For the three months ended September 30, 2025 and 2024, occupancy expense attributable to leases was $46,920 and $175,546, respectively.

For the nine months ended September 30, 2025 and 2024, occupancy expense attributable to leases was $146,366 and $415,583, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$216,989	$211,630
Advancer 2	550,000	550,000	77,258	75,350
Advancer 3	500,000	500,000	70,235	68,500
Advancer 4	348,000	348,000	48,883	47,675
Advancer 5	50,000	50,000	7,023	6,850
Advancer 6	50,000	50,000	7,023	6,850
Advancer 7	31,012	31,012	4,356	4,249
Advancer 8	31	31	4	4
Advancer 9	21,300	21,300	2,992	2,918
	¥3,095,091	¥3,095,091	$434,765	$424,026

The related verbal agreements between Yubo Beijing and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine remaining PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Mr. Yang Wang (1)	$12,214	$434,764
Mr. Jun Wang (2)	847,732	2,293,341
Ms. Huang Li (3)	54,438	53,430
Mr. Jin Wei (4)	30,000	30,000
Mr. Yanxi Wang	55,366	55,360
Ms. Xiuqin Xu	15,000	15,000
Ms. Lina Fang	10,000	10,000
Total	$1,024,750	$2,891,895

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

An additional sum of $2,530,000 owed to Mr. Yang Wang and Jun Wang was settled in a transaction that closed on July 31, 2025, among the Company, FlyDragon International Limited and ChinaOne Technology Limited, as described in Note 11.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 170,416,343 and 119,816,343 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.

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

At the closing of the Transaction, the Company issued 42,000,000 shares and 8,600,000 shares of Class A Common Stock to FlyDragon and ChinaOne, respectively. The purchase price of each Share was $0.05 per Share, which represents approximately 125% of the closing price of Class A Common Stock on OCTQB on July 23, 2025. The Company did not receive any net proceeds from the Transaction as the consideration was in the form of cancellation of certain shareholder loans of the Company that were due and payable to Jun Wang and Yang Wang.

The Securities Purchase Agreement contained customary representations, warranties, and covenants of the Company and the Purchasers, and customary closing conditions, indemnification rights, and other obligations of the parties. The Transaction was closed on July 31, 2025.

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2025 and December 31, 2024.

On April 7, 2020, Platinum issued a total of 10,000,000 ordinary shares to nine entities as follows:

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

Since inception to September 30, 2025, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of September 30, 2025.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($28,066 at the exchange rate of RMB 7.1190 as of September 30, 2025). As of September 30, 2025, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

On July 23, 2025, Yubo New York, entered into a Securities Purchase Agreement with Flydragon and Chinaone. More details about this transaction are explained in Note 11.

NOTE 13 – INCOME TAX

Cayman Islands

Under the current laws of the Cayman Islands, Platinum is not subject to tax on income or capital gains. In addition, payments of dividends by Platinum to its shareholders are not subject to withholding tax in the Cayman Islands.

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to September 30, 2025.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to September 30, 2025.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, $1,055,485 for the year ended December 31, 2024, and $482,069 for the nine months ended September 30, 2025.

Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net income of $2 or the nine months ended September 30, 2025.

Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net loss of $263,739 for the nine months ended September 30, 2025.

Yubo Phoenix had a net loss $157,285 for the year ended December 31, 2024 and a net loss $82,397 for the nine months ended September 30, 2025. Yubo Shenzhen had a net loss of $349,572 for the year ended December 31, 2024 and a net loss $120,177 for the nine months ended September 30, 2025.

These losses can be carried forward for five years to reduce future years’ taxable income through year 2024 to year 2029. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carry-forwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at September 30, 2025 and December 31, 2024.

The components of deferred tax assets were as follows:

	September 30, 2025	December 31, 2024
	(Unaudited)
Net operating losses carry forward	$2,128,984	$1,536,802
Valuation allowance	(2,128,984)	(1,536,802)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$592,182	$(251,963)
Net loss of Platinum	—	10,000
Increase in valuation allowance	(592,182)	241,963
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2025 and December 31, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $69,792 at September 30, 2025). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

There were no sales for the nine months ended September 30, 2025.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of September 30, 2025 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$—	$359	$50,711	$—	$598,492	$—	$649,563
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	—	—	—	1,251,987	—
Intercompany receivables	—	—	439,427	—	756,253	(1,195,680)	—
Other assets	—	—	21,667	—	791,884	(509,903)	303,648
Total Assets	$(2,181,987)	$930,359	511,805	—	2,146,630	(453,596)	953,211
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$—	$150,000	$51,380	$—	$2,353,936	$—	$2,555,316
Intercompany payables	—	—	44,248	—	1,156,981	(1,201,229)	—
Other liabilities	—	—	—	—	—	—	—
Total Liabilities	—	150,000	95,628	—	3,510,917	(1,201,229)	2,555,316

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	840,805	—	4,718,510	(1,489,241)	5,639,303
Accumulated deficit	(2,181,987)	(788,870)	(424,629)	—	(6,082,797)	1,999,640	(7,478,641)
Accumulated other comprehensive income (loss)	—	—	—	—		176,450	176,450
Non—controlling interests	—	—	—	—	—	60,783	60,783
Total Deficit	(2,181,987)	780,359	416,178	—	(1,364,287)	747,632	(1,602,105)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$511,805	$—	$2,146,630	$(453,596)	$953,211

A condensed consolidating statement of operations of the Company for the nine months ended September 30, 2025:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$—	$—	$—	$—	$—	$—	$—
Cost of goods and services sold	—	—	—	—	—	—	—
Gross profit	—	—	—	—	—	—	—
Total operating expenses	—	—	—	—	902,228	—	902,228
Loss from operations	—	—	—	—	(902,228)	—	(902,228)
Other income (expense)	—	—	(2)	—	(58)	—	(60)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	—	—	—	—	1,628,906	—
Net Loss	$(1,628,906)	$—	$(2)	$—	$(902,286)	$1,628,906	$(902,288)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global, and the WFOE, in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as described in this Quarterly Report. We do not own any equity interest in Yubo Beijing, or any of its subsidiaries such as Yubo Phoenix, Yubo Jingzhi or Yubo Shenzhen.

We manage Yubo Beijing through the WFOE. On September 11, 2020, the WFOE entered into a series of contractual arrangements with Yubo Beijing and its shareholders, allowing us to exercise effective control over Yubo Beijing. These agreements include:

•

Exclusive Consulting Services Agreement. Pursuant to the Exclusive Consulting Services Agreement, the WFOE agreed to provide, and Yubo Beijing agreed to accept, exclusive management services provided by the WFOE. The Exclusive Consulting Services Agreement was amended in March 2022 for the sole purpose of clarifying the fee structure under such agreement. Pursuant to the amendment, Yubo Beijing agreed to compensate the WFOE, Yubo Chengdu, for its services on an annual basis. Under the amendment, the WFOE is entitled to receive 90% of the after-tax profit from Yubo Beijing annually following the closing of Yubo Beijing’s annual accounts. In light of such arrangement and the transfer of benefits derived by the WFOE to the Company, the Company is considered a primary beneficiary of benefits that are otherwise potentially significant to Yubo Beijing. The amendment did not change the contractual relationships that we have with Yubo Beijing. Since Yubo Beijing has not generated any after-tax profit to date, Yubo Beijing has not paid any fee to the WFOE to date.

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

The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE and Yubo Beijing, the VIE:

As of the date of this Quarterly Report, with respect to our securities offering in the United State to foreign investors in the past, under current PRC laws, regulations and rules, we believe that we, our subsidiaries, and Yubo Beijing (i) have not been required to obtain permissions from or complete filings with The China Securities Regulatory Commission (the “CSRC”), and (ii) have not been required to go through cybersecurity review by The Cyberspace Administration of China (the “CAC”), and as such, we, our subsidiaries, and Yubo Beijing have not received or been denied such requisite permissions by the CSRC or the CAC.

Furthermore, to our knowledge and the knowledge of our subsidiaries and Yubo Beijing, we, our subsidiaries, and Yubo Beijing have obtained all necessary permissions and approvals from the PRC government authorities with respect to the business operations in China, including, among others, the Food Operation License Permit and Medical License Distribution Enterprise Filing Certificate. To our knowledge and the knowledge of our subsidiaries and Yubo Beijing, no permissions or approvals from the applicable PRC government authorities have been denied. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we, our subsidiaries, or Yubo Beijing may be required to obtain additional licenses, permits, filings, or approvals for our business operations in the future. If we are unable to obtain necessary licenses, permits, filings, or approvals on commercially reasonable terms, in a timely manner or otherwise, we may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us, and other forms of sanctions. As a result, we, our subsidiaries, and Yubo Beijing’s ability to conduct business, invest into China as foreign investment or accept foreign investment, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected. For further information, see “—Regulatory Developments” below.

Risks and Uncertainties Relating to Doing Business in China

We and Yubo Beijing face various legal and operational risks and uncertainties relating to doing substantially all of the day-to-day business operations in China. We operate our business primarily in China through contractual arrangements with Yubo Beijing, which is subject to complex and evolving PRC laws and regulations. Therefore, investors in our Class A common stock face potential uncertainty from the PRC government. Changes in China’s economic, political or social conditions or government policies could materially adversely affect Yubo Beijing’s business and results of operations. For example, Yubo Beijing faces risks associated with regulatory approvals on offshore securities offerings, antimonopoly regulatory actions, and oversight on cybersecurity and data privacy, which may impact Yubo Beijing’s ability to conduct certain businesses or accept foreign investments, or ability to list or offer securities on a U.S. stock exchange. These risks could result in a material adverse change in our operations and the value of our securities, significantly limit or completely hinder our ability to continue to offer securities to investors, or cause the value of such securities to significantly decline or become worthless. The PRC government also has significant authority to intervene or influence the China operations of an offshore holding company, such as ours, at any time. In recent times, the PRC government has enhanced supervision over companies seeking listings overseas and some specific business or activities such as the use of variable interest entities and data security or anti-monopoly. It may exert more oversight and control over offerings conducted overseas by, and/or foreign investment in, China-based companies, which could significantly limit or completely hinder our ability to offer or continue to offer securities to investors.

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

Regulatory Developments

Holding Foreign Companies Accountable Act

The Holding Foreign Companies Accountable Act, or the HFCA Act, was enacted on December 18, 2020. The HFCA, as originally passed, prohibited foreign companies from listing their securities on U.S. exchanges if the company’s auditor has been unavailable for PCAOB inspection or investigation for three consecutive years beginning in 2021.

On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act (“AHFCAA”), which was signed into law on December 29, 2022. The AHFCAA amended the HFCA Act and required the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three years.

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

On December 15, 2022, the PCAOB announced in the 2022 Determination its determination that the PCAOB was able to secure complete access to inspect and investigate accounting firms headquartered in mainland China and Hong Kong, and the PCAOB Board voted to vacate previous determinations to the contrary. Should the PCAOB again encounter impediments to inspections and investigations in mainland China or Hong Kong as a result of positions taken by any authority in either jurisdiction, including by the CSRC or the China Ministry of Finance, the PCAOB will make determinations under the HFCAA as and when appropriate.

As of the date of this Quarterly Report, HHL LLP (“HHL”), our independent registered public accounting firm, is headquartered in New York, New York, and as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. As noted above, on December 15, 2022, the PCAOB issued a report that vacated the 2021 PCAOB determinations and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Although our auditor is headquartered in the United States, we cannot assure you whether OTC Markets or regulatory authorities would not in the future apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the AHFCAA, and as a result OTC Markets may delist or suspend the trading of our Class A common stock. If our Class A common stock is unable to be listed on another securities exchange, such a delisting or suspension would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

Cybersecurity Review Measures

On December 28, 2021, the Cyberspace Administration of China (“CAC”) published the revised Measures for Cybersecurity Review (“CRM”), which further restates and expands the applicable scope of the cybersecurity review. The revised CRM took effect on February 15, 2022. Pursuant to the revised CRM, if a network platform operator holding personal information of over one million users seeks a “foreign” listing, it must apply for the cybersecurity review, and operators of critical information infrastructure purchasing network products and services are also obligated to apply for the cybersecurity review for such purchasing activities. Although the CRM provides no further explanation on the extent of “network platform operator” and “foreign” listing, we do not believe we are obligated to apply for a cybersecurity review pursuant to the revised CRM, considering that (i) we are not in possession of or otherwise hold personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; and (ii) as of the date of this Quarterly Report, we have not received any notice or determination from applicable PRC governmental authorities identifying it as a CIIO or requiring us to go through cybersecurity review or similar government reviews. That being said, considering that the revised CRM empowers the cybersecurity review office to initiate cybersecurity review when they believe any particular data processing activities “affect or may affect national security”,  it is uncertain whether the competent government authorities will deem that Yubo Beijing’s data processing activities may affect national security and thus initiate the cybersecurity review against Yubo Beijing’s businesses, and whether the competent government authorities, including the CAC, will adopt new laws, regulations or rules related to the revised CRM subjecting Yubo Beijing or its business to the cybersecurity review. We cannot guarantee, however, that we will not be subject to the cybersecurity review in the future. If a cybersecurity review is determined to apply to us in the future, we may be required to suspend our operations or we may experience other disruptions to our operations. Cybersecurity review could also result in negative publicity with respect to our Company and diversion of our managerial and financial resources, which could materially and adversely affect our business, financial condition, and results of operations. Failure of cybersecurity, data privacy and data security compliance which may be identified during any of such cybersecurity review could subject Yubo Beijing to penalties, damage its reputation and brand, and harm its business and results of operations.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. No sales were made during the three months ended September 30, 2025.

Corporate Information

Our principal executive offices are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, China, 100026. Our telephone number is +86 (136) 0129-6655. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Quarterly Report. You should not consider any information on our website to be part of this Quarterly Report or in deciding whether to purchase our securities. We have included our website address in this Quarterly Report solely for informational purposes.

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024, and for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Sales, Cost of Goods Sold and Gross Profit

Our sales were nil for each of the three months ended September 30, 2025 and September 30, 2024. As a result, our cost of goods sold and gross profit were nil for each of the three months ended September 30, 2025 and September 30, 2024.

Our sales were nil for the nine months ended September 30, 2025, as compared to $3,488 for the nine months ended September 30, 2024. The decrease was primarily due to the Company’s temporary shift in strategy combined with a downturn in market and economic conditions in China due, in part, to the effect of tariffs imposed by the United States. Our cost of goods sold was nil for the nine months ended September 30, 2025, as compared to $827 for the nine months ended September 30, 2024. Accordingly, our gross profit decreased from $2,661 for the nine months ended September 30, 2024 to nil for the nine months ended September 30, 2025.

Operating Expenses

Our operating expenses decreased to $310,134 for the three months ended September 30, 2025 from $532,764 for the three months ended September 30, 2024, primarily as a result of decreases in office lease occupancy expense and other operating expenses. The significant decrease of occupancy expenses was caused due to the early termination of a lease between Yubo Shenzhen and Shenzhen Material Group Limited, which commenced on April 1, 2024 and was supposed to terminate on March 15, 2026.  The lease was terminated early effective January 24, 2025.

Our operating expenses decreased to $902,228 for the nine months ended September 30, 2025 from $1,415,282 for the nine months ended September 30, 2024, primarily as a result of decreases in office lease occupancy expense as discussed above and other operating expenses.

Loss from Operations

Our loss from operations was $310,134 for the three months ended September 30, 2025, as compared to $532,764 for the three months ended September 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Our loss from operations was $902,228 for the nine months ended September 30, 2025, as compared to $1,412,621 for the nine months ended September 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Other Income (Expense)

Our other income (expense) was $(18) for the three months ended September 30, 2025, as compared to $(88,289) for the three months ended September 30, 2024. The decrease was primarily due to loss on obsolete inventory in the third quarter of 2024.

Our other income (expense) was $(60) for the nine months ended September 30, 2025, as compared to $(216,285) for the nine months ended September 30, 2024. The decrease was primarily due to loss on obsolete inventory in the same period of 2024.

Net Loss

Our net loss was $310,152 for the three months ended September 30, 2025, as compared to $621,053 for the three months ended September 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Our net loss was $902,288 for the nine months ended September 30, 2025, as compared to $1,628,906 for the nine months ended September 30, 2024. The decrease was primarily due to decrease in total operating expenses.

Liquidity and Capital Resources

Our material cash requirements as of September 30, 2025 and any subsequent interim period primarily include our capital expenditures, operating lease commitments, and working capital requirements.

As of September 30, 2025, we had cash and equivalents on hand of $10,926 and a negative working capital of $1,905,753. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2025, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2025. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2025. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2025. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $(714,050) for the nine months ended September 30, 2025, as compared to net cash used in operating activities of $(405,018) for the nine months ended September 30, 2024. The higher cash outflow was mainly due to the absence of cash inflows that the Company had received from related parties in the prior year, totaling approximately $908,675. This rise in cash used during the nine months ended September 30, 2025, was partially offset by a reduction in the net loss.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $79,904 for the nine months ended September 30, 2025, as compared to net cash provided by investing activities was $118,431 for the nine months ended September 30, 2024. The decrease was primarily due to decrease in proceeds from sale of equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $473,919 for the nine months ended September 30, 2025, as compared to net cash provided by financing activities of $297,760 for the nine months ended September 30, 2024. The increase was primarily due to the increase of financial support from related parties, which is partially offset by the decrease of capital contribution to subsidiary.

Current Liabilities

As of September 30, 2025, Yubo Beijing received an aggregate amount of $432,028 from nine PRC entities. The related verbal agreements provide for the nine entities to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. All of the nine PRC entities have the right to request the return of their advances.

Shareholder Loans

As of September 30, 2025, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $847,732, to Mr. Yang Wang, our Chief Executive Officer and a director, in the amount of $12,214, to Mr. Huang Li, our indirect shareholder, in the amount of $54,438, and to Mr. Jin Wei, our shareholder, in the amount of $30,000.

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

At the closing of the Transaction, we issued and sold 42,000,000 shares and 8,600,000 shares of our Class A Common Stock (collectively, the “Shares”) to FlyDragon and ChinaOne, respectively. The purchase price of each Share is $0.05 per Share, which represented approximately 125% of the closing price of our Class A Common Stock on OCTQB on August 11, 2025.

Shareholder loans amounting to $2,530,000 were settled at the closing of the Transaction.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2025, we had net losses of $310,152 and $902,288, respectively. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in “Part I, Item 1A.—Risk Factors” and elsewhere in our annual report on Form 10-K filed on March 31, 2025, which could materially affect our business, financial condition, cash flows or future results. The risks described in our annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. – Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
10.1

Securities Purchase Agreement, dated as of July 23, 2025, by and among Registrant, FlyDragon International Limited and Chinaone Technology Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2025)

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

______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Date: November 14, 2025	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

