Form 10-K
period 2025-12-31
Yubo International Biotech Ltd
filed 2026-03-31
CIK 895464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the last reported sale price of the Class A common stock on the OTC Markets on June 30, 2025, was approximately $1.27 million.

As of March 25, 2026, 170,416,343 shares of Class A common stock, $0.001 par value, and 4,447 shares of Class B common stock, par value $0.001 per share, of the Registrant were outstanding.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Annual Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Item 1A. Risk Factors” including, without limitation, risks relating to:

•	the results of Yubo Beijing’s (as defined herein) research and development activities relating, in particular, to stem cell related technologies;

•	the early stage of Yubo Beijing’s product candidates presently under development;

•	the need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;

•	Yubo Beijing’s ability to obtain and, if obtained, maintain regulatory approval of its current product candidates, and any of its other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;

•	Yubo Beijing’s ability to retain or hire key scientific or management personnel;

•	Yubo Beijing’s ability to protect its intellectual property rights that are valuable to its business, including patent and other intellectual property rights;

•	Yubo Beijing’s dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	Yubo Beijing’s ability to develop successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of Yubo Beijing’s approved product candidates, and the rate and degree of market acceptance of any of its approved product candidates;

•	competition in the industry;

•	our beliefs and expectations regarding macroeconomic conditions, including fluctuations in foreign currency exchange rates, actual or potential economic slowdowns or recessions, market volatility, actual or proposed tariffs, customs duties or fees, and any retaliatory tariffs or protectionist trade measures taken in response to such tariffs, effects of geopolitical events and military conflicts; and

•	regulatory developments in China.

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

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global and Yubo Chengdu (or the WFOE), in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as descried in this Annual Report, and its subsidiaries Yubo Phoenix, Yubo Jingzhi and Yubo Shenzhen. We do not own any equity interest in Yubo Beijing, Yubo Phoenix, Yubo Jingzhi or Yubo Shenzhen.

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

The following diagram illustrates the typical cash flow among our main subsidiaries, the WFOE and Yubo Beijing, the VIE:

As of the date of this Annual Report, with respect to our securities offering in the United States to foreign investors in the past, under current PRC laws, regulations and rules, we believe that we, our subsidiaries, and Yubo Beijing (i) have not been required to obtain permissions from or complete filings with The China Securities Regulatory Commission (the “CSRC”), (ii) have not been required to go through cybersecurity review by The Cyberspace Administration of China (the “CAC”), and as such, we, our subsidiaries, and Yubo Beijing have not received or been denied such requisite permissions by the CSRC or the CAC.

Furthermore, other than the uncertainties discussed in “Item 1A. Risk Factors—Risks Related to Doing Business in China—The PRC government has significant authority to exert influence on the China operations of an offshore holding company, such as us. Therefore, Yubo Beijing’s business faces potential uncertainty from the PRC government’s policy. Changes in China’s economic, political, or social conditions, or government policies could materially and adversely affect our or Yubo Beijing’s business, financial condition, and results of operations”, to our knowledge and the knowledge of our subsidiaries and Yubo Beijing, we, our subsidiaries, and Yubo Beijing have obtained all necessary permissions and approvals from the PRC government authorities with respect to the business operations in China, including, among others, the Food Operation License Permit and Medical License Distribution Enterprise Filing Certificate. To our knowledge and the knowledge of our subsidiaries and Yubo Beijing, no permissions or approvals from the applicable PRC government authorities have been denied. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we, our subsidiaries, or Yubo Beijing may be required to obtain additional licenses, permits, filings, or approvals for our business operations in the future. If we are unable to obtain necessary licenses, permits, filings, or approvals on commercially reasonable terms, in a timely manner or otherwise, we may become subject to sanctions imposed by the PRC regulatory authorities, which could include fines and penalties, proceedings against us, and other forms of sanctions. As a result, we, our subsidiaries, and Yubo Beijing’s ability to conduct business, invest into China as foreign investment or accept foreign investment, complete any future offering, or list on a U.S. or other overseas exchange may be restricted, and our business, reputation, financial condition, and results of operations may be materially and adversely affected. For further information, see “—Regulatory Developments” below.

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

On February 14, 2025, the CAC promulgated the Administrative Measures on Personal Information Protection Compliance Audit, which became effective on May 1, 2025. The measures outline requirements and processes for self-initiated and regulator-requested compliance audit activities, and provide guidelines for conducting compliance audits on personal information processing activities.

On October 28, 2025, the Standing Committee of the National People’s Congress adopted amendments to the Cybersecurity Law, which took effect on January 1, 2026. These amendments increase penalties for cybersecurity violations, broaden the law’s extraterritorial application to any overseas activities endangering PRC cybersecurity, harmonize rules with the Data Security Law and Personal Information Protection Law, and affirm state support for artificial intelligence development while emphasizing cybersecurity governance.

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. As of the date of this Annual Report, (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also highly unlikely that Yubo Beijing will reach such threshold in the near future, and (ii) Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying it as a CIIO or requiring it to go through cybersecurity review or similar government reviews. As such, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the cybersecurity review. Considering that (i) as of the date of this Annual Report, Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Annual Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as important data , and (iii) during each fiscal years 2023, 2024 and 2025 and since January 1, 2026, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to such security assessment by the CAC.

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

Service and Products

Endometrial Stem Cell Bank

Effective September 1, 2021, Yubo Beijing, through Yubo Jingzhi, entered into a lease agreement with Sichuan Anyiheng Technology Co. to rent approximately 1,282 square meters of laboratory space in Chengdu, China for the use of the endometrial stem cell bank and subsequent research and development laboratory. The lease recently expired in February of 2026 and the parties are currently negotiating renewal of the lease. See “Item 2. Properties.” In addition, Yubo Beijing has entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd., a company organized under the laws of the PRC, entrusting it to prepare, store and manage endometrial stem cell samples for the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Beijing Zhenhuikang Biotechnology Co., Ltd is an affiliate of a shareholder of Yubo Beijing. Pursuant to the entrustment agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and Yubo Beijing may terminate the agreement at any time.

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

We expect that Yubo Beijing will complete the first stage of building the stem cell bank, which mainly consists of tenant improvement and equipment procurement, by December 2027. Yubo Beijing may begin recruiting qualified donors after the completion of the first stage when the stem cell bank becomes operational. The stem cell bank is expected to be fully operational at its designed capacity by 2035.

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

•

Cell basidiomycetes compound drink/beverage: This product is registered as beverage. Based on cellular immunology, combined with traditional Chinese medicine theories and natural plant extracts such as basidiomycetes, red ginseng and polygonatum, it has the benefits of rapid activation of immune cells, regulation of immune system, and anti-tumor, anti-virus, hypoglycemic and anti-oxidation properties. Yubo Beijing launched the cell basidiomycetes compound drink in February 2021. Yubo Beijing is currently promoting this product to cover more regional markets. The customer base for this drink mainly includes middle class and above population who are recovering from major epidemic diseases or with low immunity.

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

Competition

Yubo Beijing’s products will compete with novel therapies developed by biomedical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to care treatment centers.

According to a market research conducted by Shenzhen Forward Industry Research Institute in 2021, there were approximately 77,990 companies engaged in stem cell collection and storage, research and development, and application in China. The applications of stem cell products mainly include treatment of disease, organ transplantation, and aesthetic medicine. Due to Yubo Beijing’s unique core technology of preparation and storage of endometrial stem cell, we believe there is no company in China whose main business is endometrial stem cell storage. At present, we believe no companies mainly engage in cell light application products and have product lines similar to Yubo Beijing’s products.

Yubo Beijing’s current key competitor is VCANBIO CELL&GENE (SHA: 600645), whose main products include cell preparation and storage, genetic testing, etc. Its revenue in the first three quarters of 2025 was approximately RMB1.1 billion or $157 million (at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025)  according to its quarterly report for the period ended September 30, 2025.

Employees

Yubo Beijing employs 14 employees at its headquarters, located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC as of the date of this Annual Report. Yubo Beijing’s employees include three executive officers, two financial department personnel, two administrative management personnel, two commercial personnel, one business development personnel, seven planning and marketing personnel, and one person in IT management. To attract, retain, and motivate our talent, Yubo Beijing has established comprehensive human capital measures and objectives. We offer competitive compensation packages, which generally include base salaries, performance-based bonuses, and comprehensive social welfare benefits in compliance with PRC regulations, such as pension, medical, unemployment, work-related injury, and maternity insurance, as well as housing provident funds. In addition, we prioritize employee development by providing ongoing professional training programs to enhance our employees' skills and support their career progression. We believe that cultivating a supportive, inclusive, and rewarding work environment is critical to maintaining our competitive advantage and driving our long-term business success.

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. One customer accounted for all of Yubo Beijing’s total sales for the year ended December 31, 2025. The revenue generated from this single customer was entirely derived from the sales of our light application products. See Note 15: Major Customers to our consolidated financial statements included elsewhere in this annual report. See “Item 1A. Risk Factors—Risks Related to our Business and Industry—Yubo Beijing relies on a small number of customers for a significant percentage of its revenue, and the loss of, or a reduction in, orders from these customers could result in a substantial decline in its revenue”.

Corporate Information

Our principal executive offices are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC (100026). Our telephone number is (+86) 136-0129-6655. Our website address is http://www.yubogroup.com/. The information contained in, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. You should not consider any information on our website to be part of this Annual Report or in deciding whether to purchase our securities. We have included our website address in this Annual Report solely for informational purposes.

Item 1A. Risk Factors.

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference herein contain forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in this section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report.

You should carefully consider the following risk factors and in the other information included in this Annual Report. If any of the following risks, either alone or taken together, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our Class A Common Stock could decline, and stockholders may lose all or part of their investment.

Summary of Risk Factors

The following section lists the key current risk factors as of the date of this filing that may have a direct and material impact on our business, financial position, results of operations and cash flows:

•

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

•

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

•

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

17

•

Yubo Beijing’s business might be subject to various evolving PRC laws and regulations regarding cybersecurity, data privacy and data security. Failure of cybersecurity, data privacy and data security compliance could subject Yubo Beijing to penalties, damage its reputation and brand and harm its business and results of operations.

•	The relative lack of U.S. public company experience of our management team may put us at a competitive disadvantage.

•

Our common stock is not listed on any stock exchange and there is a limited market for shares of our common stock. Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

•

The commercial success of Yubo Beijing’s products depends upon the degree of their market acceptance among the medical community. If Yubo Beijing’s products do not attain market acceptance among the medical community, its operations and profitability would be adversely affected.

•	We have a history of losses and may continue to incur losses in the future, which raises substantial doubt about our ability to continue as a going concern.

•

Yubo Beijing’s proprietary, next-generation stem cell derived technologies, approach for stem cell storage facilities and manufacturing platform for its stem cell based products, represent emerging approaches to medical treatments that face significant challenges and hurdles.

•	We are subject to the reporting obligation and internal control requirements of federal securities laws, which is expensive and time-consuming.

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

Current PRC laws and regulations impose certain restrictions or prohibitions on foreign investment ownership in medical institutions and companies engaged in the development and application of technologies for diagnosis and treatment of human stem cells and genes, which our stem cell bank and endometrial stem cell bank business relates to. Pursuant to the Special Administrative Measures (Negative List) issued by the NDRC and MOFCOM on September 8, 2024, which came into force on November 1, 2024, foreign investment are allowed in PRC medical institutions only through joint venture entities, and the foreign shareholding in these entities is limited to 70.0%, which percentage was stipulated in the Interim Administrative Measures on Sino-Foreign Equity Medical Institutions and Sino-Foreign Cooperative Medical Institutions, or the JV Interim Measures. Additionally, certain industries are specifically prohibited for foreign investment, including the development and application of technologies for diagnosis and treatment of human stem cells and genes. On September 7, 2024, NDRC, MOFCOM and National Health Commission (NHC) promulgated pilot policies permitting wholly foreign-owned enterprises to engage in the development and application of human stem cell and gene diagnosis and treatment technologies in free trade zones of Beijing, Shanghai, Guangdong, and Hainan, and permitting the establishment of wholly foreign-owned medical institutions in certain pilot municipalities including Beijing and Shanghai, subject to compliance with relevant PRC laws and regulations. This pilot program may be expanded in the future, but there is no guarantee it will apply nationwide or to our specific operations.

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

The 2019 PRC Foreign Investment Law further specifies that foreign investments shall be conducted in line with the “negative list” to be issued by or approved to be issued by the State Council. This means that an FIE would not be allowed to make investments in prohibited industries in the “negative list,” while the FIE must satisfy certain conditions stipulated in the “negative list” for investment in restricted industries. As pursuant to the negative list issued by the NDRC and MOFCOM taking effect on November 1, 2024, medical services is a restricted industry and foreign investment are allowed in PRC medical institutions only through joint venture entities, i.e., an FIE in which foreign ownership is limited to 70.0%. Additionally, certain industries are specifically prohibited for foreign investment, including the development and application of technologies for diagnosis and treatment of human stem cells and genes, which means, pursuant to the Foreign Investment Law, FIEs are prohibited from practicing such businesses in China.

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

On July 7, 2022, the CAC promogulated the Outbound Data Transfer Security Assessment Measures (the “Measures”), which became effective on September 1, 2022. According to the Measures, a PI Handler should declare a mandatory security assessment for its outbound data transfer to the CAC through the local provincial cyberspace administration under the following circumstances (i) where such PI Handler provides critical data outside the territory of the PRC, (ii) where the PI Handler being a CIIO or processing the personal information of more than one million individuals provides personal information outside the territory of the PRC, (iii) where a PI Handler has provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals in total outside the territory of the PRC since January 1 of the previous year; or (iv) other circumstances prescribed by the CAC for which declaration for security assessment for cross-border data transfers is required. Considering that (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also very unlikely that we will reach such threshold in the near future; (ii) as of the date of this Annual Report, Yubo Beijing has not received any notice or determination from applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, or as a processor of critical data, and (iii) since January 1, 2022, Yubo Beijing has not provided personal information of 100,000 individuals or sensitive personal information of 10,000 individuals outbound accumulatively, we do not believe we are currently obliged to declare a mandatory security assessment under the Measures. However, according to the draft version of the PRC national standard “Information security technology—Guideline for identification of critical data” dated January 2022, information related to human genetic resources might fall into the scope of critical data. Although this national standard has not been formally adopted yet, if we are deemed to be a PI Handler providing critical data outbound in the future, we might be subject to the mandatory security assessment as mentioned above.

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

On February 14, 2025, the CAC promulgated the Administrative Measures on Personal Information Protection Compliance Audit, which became effective on May 1, 2025. The measures outline requirements and processes for self-initiated and regulator-requested compliance audit activities, and provide guidelines for conducting compliance audits on personal information processing activities.

On October 28, 2025, the Standing Committee of the National People’s Congress adopted amendments to the Cybersecurity Law, which took effect on January 1, 2026. These amendments increase penalties for cybersecurity violations, broaden the law’s extraterritorial application to any overseas activities endangering PRC cybersecurity, harmonize rules with the Data Security Law and Personal Information Protection Law, and affirm state support for artificial intelligence development while emphasizing cybersecurity governance.

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

Pursuant to HGR Regulation, there are some limitations for foreign entities, individuals and such entities established or actually controlled thereby (“Restricted Entities,” and each, a “Restricted Entity”) to engage in activities relating to human genetic resources. For example, the Restricted Entity is not allowed to collect or preserve human genetic resources of China, while it is prohibited from using human genetic resources of China unless that such Restricted Entity has obtained an approval from relevant government authority or has filed with relevant government authority for international cooperation with a domestic entity. On May 26, 2023, the Ministry of Science and Technology of China issued the Implementing Rules for the HGR Regulation (the “HGR Implementing Rules”), which became effective from July 1, 2023. The HGR Implementing Rules further clarified that a domestic entity actually controlled by non-PRC entities/individual through investment or contractual arrangements may also be deemed a Restricted Entity, to the extent that such non-PRC entities/individuals can exercise control or significant influence over the decision-making and management of such domestic entity. This would potentially cover the VIE arrangement adopted by us. On May 1, 2024, regulatory authority for HGR management was transferred from the Ministry of Science and Technology (MOST) to the National Health Commission (NHC) pursuant to State Council Order No. 777. The NHC Department of Science and Education now oversees HGR activities. We cannot assure you that Yubo Beijing, as a VIE, will not be deemed a Restricted Entity in the future, given the newly released HGR Implementing Rules. If Yubo Beijing is deemed a Restricted Entity by relevant government authority, we will be required to obtain approvals or file with relevant government authority which could result in additional cost and our business, financial condition and results of operations will be adversely affected.

Adverse global economic conditions and geopolitical tensions could negatively impact Yubo Beijing or our business operations in China.

Because Yubo Beijing has significant operations in China, our performance is influenced not only by domestic factors within the PRC but also by global economic conditions and geopolitical tensions with far-reaching implications. In recent years, macroeconomic uncertainty and geopolitical conflicts—such as the ongoing war between Russia and Ukraine, military conflicts in the Middle East, ongoing tensions between the United States and China—have heightened volatility in global markets. These conditions have disrupted global supply chains, increased inflationary pressures, and created uncertainty for commerce, all of which could adversely affect our operations in China. The ongoing friction between the United States and China, and potential tariff or trade policy shifts may introduce risks of sanctions, export controls, or other restrictions that could impair our supply chain or limit our market access.

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

The Holding Foreign Companies Accountable Act (the “HFCA Act”) was enacted on December 18, 2020. In accordance with the HFCA Act, as originally passed, trading in securities of any registrant on a national securities exchange or in the over-the-counter trading market in the United States may be prohibited if the PCAOB determines that it cannot inspect or fully investigate the registrant’s auditor for three consecutive years beginning in 2021, and, as a result, an exchange may determine to delist the securities of such registrant. On June 22, 2021, the U.S. Senate passed the Accelerating Holding Foreign Companies Accountable Act, which was signed into law on December 29, 2022 as part of the Consolidated Appropriations Act, 2023. This legislation amended the HFCA Act and required the SEC to prohibit an issuer’s securities from trading on any U.S. stock exchanges if its auditor is not subject to PCAOB inspections for two consecutive years instead of three, thus reducing the time period before our securities may be prohibited from trading or delisted if our auditor is unable to meet the PCAOB inspection requirement. Following the PCAOB’s December 15, 2022 determination that it was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong, the SEC confirmed that issuers were not at risk of having their securities subject to a trading prohibition under the HFCAA so long as there remained continued access for complete inspections and investigations on an ongoing basis. However, if the PCAOB determines in any future reporting period that it is unable to inspect or investigate completely our auditor, the trading prohibition could apply after two consecutive years of such determination.  See “Item 1. Business—Regulatory Developments—Holding Foreign Companies Accountable Act” for a detailed description of the regulatory developments on the HFCA Act.

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

The PCAOB previously determined that it was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, but vacated those determinations on December 15, 2022 after securing complete access. If, in the future, the PCAOB determines again that it is unable to conduct inspections, such inability would make it more difficult to evaluate the effectiveness of these accounting firm’s audit procedures and quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections.

Our auditor, HCL PLLC, an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. However, we cannot assure you whether OTC Markets or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act after two consecutive years of such determination, and as a result, the SEC may prohibit the trading of our securities and OTC Markets may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

In order for our common stock to become eligible for listing or quotation on any national stock exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited consolidated financial statements for a full fiscal year commencing after the date of filing of the Current Report on Form 8-K which discloses the reverse merger. In addition to these requirements, we must meet all initial listing standards for listing our shares on a national exchange. We cannot guarantee that we will be able to satisfy the initial listing requirements in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “[a] broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under FINRA “suitability rules.” FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and for retail customers determine the investment is in the customer’s “best interest” and meet other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities. They may affect investing in our common stock, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell our common stock.

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

We expect our existing cash will be sufficient to fund our capital requirements through 2026, and we currently plan to raise additional capital over the next 12 months. In addition, we may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. In addition, you may experience further dilution to the extent that shares of our Class B common stock are issued and sold to raise capital. As of the date of this Annual Report, we have authorized 3,750,000 shares of Class B common stock, at a par value of $0.001 per share, of which 4,447 shares of Class B common stock were issued and outstanding. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our dual-class voting structure will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of our Class A common stock may view as beneficial.

Our authorized common stock is divided into Class A common stock and Class B common stock. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to five votes per share. Each share of Class B is convertible into one share of Class A common stock upon notice of the holder, while Class A common stock is not convertible into Class B common stock under any circumstances. As of the date of this Annual Report, we have authorized (i) 1,000,000,000 shares of Class A common stock, of which 170,416,343 shares were issued and outstanding, and (ii) 3,750,000 shares of Class B common stock, of which 4,447 shares were issued and outstanding. Currently, the holder of Class A common stock will have the ability to control matters requiring shareholders’ approval, including any amendment of our articles of incorporation and bylaws. However, any future issuances of Class B common stock may be dilutive to the voting power of holders of Class A common stock. Any conversions of Class B common stock into Class A common stock may dilute the percentage ownership of the existing holders of Class A common stock within their class of ordinary shares.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of the date of this Annual Report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates owned over 80%  of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 1,000,000,000 shares of Class A common stock and 3,750,000 shares of Class B common stock authorized for issuance and up to 5,000,000 shares of preferred stock with the rights, preferences and privileges that our Board may determine from time to time. As of the date of this Annual Report, we had 170,416,343 shares of issued and outstanding Class A common stock, 4,447 shares of issued and outstanding Class B common stock, and no outstanding preferred stock. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended (the “Securities Act”), may significantly and negatively affect the prevailing market price for our common stock.

Risks Related to our Business and Industry

We may encounter difficulties in recruiting and retaining eligible donors for our stem cell bank and clinical trials, and the collection and storage of biological samples subject us to strict data privacy and security regulations.

Yubo Beijing intends to recruit young, healthy adult females as donors of endometrial stem cells for our public resources library. However, as of the date of this filing, we have not commenced donor recruitment or collection of biological samples. Our ability to successfully build and maintain our stem cell bank depends on our ability to attract a sufficient number of qualified donors who meet our strict health and age requirements. The collection of endometrial stem cells involves sensitive biological material, and potential donors may be reluctant to participate due to concerns regarding the medical collection process, privacy fears, or cultural sensitivities.

Furthermore, the collection and storage of endometrial stem cells may involve the processing of highly sensitive personal information and, potentially, human genetic resources, subjecting us to stringent regulatory requirements under PRC law. The Personal Information Protection Law of the PRC (PIPL) imposes comprehensive requirements on the collection, processing, and cross-border transfer of personal information, including sensitive personal information such as biometric data and medical health information.

Additionally, the Regulation on the Administration of Human Genetic Resources of the PRC (HGR Regulation) and its implementing rules require approval from the Ministry of Science and Technology (MOST) for the collection of biological samples containing human genetic material, particularly for international collaboration projects. The HGR Regulation classifies human genetic resources including organs, tissues, and cells containing human genome information as strategic resources subject to strict state control. As of the date of this filing, we has not engaged in the collection of human genetic material therefore we are not subject to such the HGR regulation so far. However, if we will conduct such activities in the further, we must comply with the HGR regulation and failure of doing so may lead to administrative penalties to us thus having adverse effect to our business.

If these recruitment or privacy-related challenges materialize, they could adversely affect our business, financial condition, results of operations, and prospects, and may cause the market price of our Class A common stock to decline.

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

These circumstances raise substantial doubt about our ability to continue as a going concern as described in Note 3: Going Concern to our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company. The consolidated financial statements included in this Annual Report do not include any adjustments that might result from the outcome of this uncertainty.

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

While we are currently in the process of building our own stem cell bank, Yubo Beijing currently anticipates relying entirely on third-party contract manufacturing organizations (CMOs) to supply materials for commercial production and future clinical trials.

Yubo Beijing’s manufacturing and commercialization strategy is based on establishing a fully integrated vein-to-vein product delivery cycle. Over time, Yubo Beijing expects to establish regional or zonal manufacturing hubs to service major markets to meet projected needs for commercial sale quantities. Yubo Beijing is also in the process of establishing manufacturing capability in Chengdu which will provide a regional product supply as well as add to its global manufacturing ability. However, Yubo Beijing is still in the process of constructing manufacturing and storage facilities that will allow it to meet commercial sale quantities.

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

Yubo Beijing sells its products and services to customers either directly or indirectly through distributors. Yubo Beijing depends on a small number of customers for a large percentage of its annual revenue. For the years ended December 31, 2025 and 2024, one customer accounted for 100% of its total revenues.

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

As sales of Yubo Beijing’s private label products increasingly account for a substantial portion of its revenue, Yubo Beijing considers its brand name, trade names and trademarks to be valuable assets. Under PRC law, Yubo Beijing has the exclusive right to use a trademark for products for which such trademark has been registered with the China National Intellectual Property Administration (“CNIPA”). In addition, no assurances can be given that Yubo Beijing will be able to obtain any trademarks for which it may apply in the future.

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

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls. It is time-consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We are a holding company. Yubo Beijing has implemented and maintains various information security processes designed to identify, assess and manage material risks from cybersecurity threats to its critical computer networks, third-party hosted services, communications systems, hardware and software, and its critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and trade secrets, data related to its stem cell bank and customers of its light application products and health related services (collectively, the “Information Systems and Data”).

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

Yubo Beijing’s assessment and management of material risks from cybersecurity threats are integrated into its overall risk management processes. For example, the cybersecurity function works with management to prioritize the risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to its business.  Furthermore, Yubo Beijing’s risk management program extends to third-party service providers. It imposes cybersecurity protection requirements on third-party vendors that have access to Yubo Beijing’s data through pre-engagement security assessments and explicit data protection clauses in our service agreements.

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

We have not identified risks from known cybersecurity threats, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and is responsible for overseeing the cybersecurity and other information technology risks. Our Board also oversees Yubo Beijing’s management’s implementation of the cybersecurity risk management program.

Our Board receives periodic reports from Yubo Beijing’s management on cybersecurity risks. In addition, Yubo Beijing’s management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our Board also receives briefings from Yubo Beijing’s management on the cyber risk management program. Board members receive presentations on cybersecurity topics from Yubo Beijing’s management, internal security staff or external experts as part of our Board’s continuing education on topics that impact public companies.

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

Item 2. Properties.

Yubo Beijing’s headquarters are located at Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing, PRC and consist of approximately 290 square meters of office space. The lease for Yubo Beijing’s headquarters has an initial term of two years commencing on August 5, 2024. The lease also provides for monthly rent and management fees totaling RMB55,000 (approximately $7,825 at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025).

In April 2024, Yubo Shenzhen entered into two agreements with Shenzhen Material Group Co., Ltd. to lease (i) 712 square meter office space in Shenzhen at a monthly rent of RMB97,686 (approximately $13,898 at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025). The lease term commenced on April 1, 2024 and was due to expire on March 14, 2026. After consultation, both parties signed a termination agreement on January 25, 2025; and (ii) 160 square meter office space in Shenzhen at a monthly rent of RMB17,280 (approximately $2,458 at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025). The lease commenced on April 1, 2024 and was due to expire on November 17, 2025. However, the agreement was terminated on November 1, 2024.

Effective September 1, 2021, Yubo Jingzhi entered into an agreement with Sichuan Anyi Hengke Tech Co., Ltd. to lease approximately 1,282 square meters of laboratory space in Chengdu, China. The lease provides for a lease term from September 1, 2021 to February 28, 2026 at monthly rent payment of RMB 58,449 (approximately $8,315 at an exchange rate of RMB7.0288 =US$1.00 as of December 31, 2025). As of the date of this Annual Report, the contract has expired, and negotiations are underway for renewal.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

Our Class A common stock has been quoted on the OTC Marketplace (OTCQB) under the symbol “YBGJ.” Over-the-counter market quotations such as ours reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 25, 2026, the last reported sale price of our Class A common stock on the OTC Marketplace was $0.015 per share.

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

During the year ended December 31, 2025, no transfers of cash or other types of assets, dividends, or distributions have been made between our New York holding company, any of our subsidiaries, and Yubo Beijing. During the year ended December 31, 2025, neither we nor any of our subsidiaries have ever paid dividends or made distributions to U.S. investors. There has been no capital flow from the WFOE, Yubo Chengdu, to Yubo Beijing. While we have not to date adopted a formal cash management policy in writing, we carefully monitor the cash positions of and the fund flows between our New York holding company and each of our subsidiaries, including Yubo Chengdu, and Yubo Beijing. All such fund flows are reviewed regularly by our Chief Executive Officer and Chief Financial Officer and are subject to approval by our Board.

In the future, cash proceeds raised from our financing activities may be transferred by us to our Chinese subsidiaries via capital contribution or shareholder loans, as the case may be. As an early-stage company, we do not intend to distribute earnings or settle amount owed under the VIE agreements, if any, in the near future.

According to the Foreign Investment Law of the People’s Republic of China and its implementing rules, which jointly established the legal framework for the administration of foreign-invested companies, a foreign investor may, in accordance with other applicable laws, freely transfer into or out of China its contributions, profits, capital earnings, income from asset disposal, intellectual property rights, royalties acquired, compensation or indemnity legally obtained, and income from liquidation, made or derived within the territory of China in RMB or any foreign currency, and any entity or individual shall not illegally restrict such transfer in terms of the currency, amount and frequency. According to the Company Law of the People’s Republic of China and other Chinese laws and regulations, our Chinese subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with Chinese accounting standards and regulations. In addition, each of our Chinese subsidiaries, namely Yubo Chengdu and Yubo Global, and Yubo Beijing and its wholly owned subsidiaries, Yubo Jingzhi and Yubo Shenzhen, are required to set aside at least 10% of its accumulated after-tax profits, if any, each year to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Where the statutory reserve fund is insufficient to cover any loss the Chinese subsidiary incurred in the previous financial year, its current financial year’s accumulated after-tax profits shall first be used to cover the loss before any statutory reserve fund is drawn therefrom. Such statutory reserve funds and the accumulated after-tax profits that are used for covering the loss cannot be distributed to us as dividends. At their discretion, our Chinese subsidiaries may allocate a portion of their after-tax profits based on Chinese accounting standards to a discretionary reserve fund.

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

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities

None.

Issuer Purchases of Equity Securities

We do not have a program in place to repurchase our own common stock and as of December 31, 2025, and we have not repurchased any of these securities.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2025 and 2024 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Yubo Beijing conducts the day-to-day business operations of our Company in China through contractual arrangements with our subsidiaries. Yubo Beijing is a VIE based in China and as such, we do not own any equity interest in Yubo Beijing or any of its subsidiaries. Investors in our Class A common stock currently do not hold, and may never hold, any equity interest, directly or indirectly, in Yubo Beijing or any of its subsidiaries. Yubo Beijing is a technology company focused on the research and development and application of endometrial stem cells. Yubo Beijing is committed to building what we believe to be the first public endometrial stem cell repository in the world. Yubo Beijing offers its products and services under the brand “VIVCELL.” Yubo Beijing’s product offerings include healthcare products for respiratory system, skincare products, hair care products, healthy beverages and male and female personal care products. Yubo Beijing also offers stem cell related services including cell testing and health management consulting services.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

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

 Results of Operations

For the years ended December 31, 2025 and 2024

Sales

Our sales were $12,353 for the year ended December 31, 2025, as compared to $3,470 for the year ended December 31, 2024, an increase of $8,883 or 256%. Despite a significant percentage increase in revenue, our total sales volume remains immaterial in absolute terms, as the Company continued to generate only sporadic sales this year.

Cost of Goods Sold

The cost of goods sold was $4,188 for the year ended December 31, 2025, as compared to $822 for the year ended December 31, 2024, an increase of $3,366 or 409%. The increase in cost of goods sold was due to an increase in sales.

Gross Profit

Our gross profit was $8,165 for the year ended December 31, 2025, as compared to $2,648 for the year ended December 31, 2024, an increase of $5,517 or 208%. The increase in gross profit was primarily due to an increase in sales.

Operating Expenses

Our operating expenses were $1,195,861 for the year ended December 31, 2025, as compared to $1,772,567 for the year ended December 31, 2024, a decrease of $576,706 or 33%, primarily as a result of decreases in office lease occupancy expense and other operating expenses. The significant decrease of occupancy expenses was caused due to the early termination of a lease between Yubo Shenzhen and Shenzhen Material Group Limited, which commenced on April 1, 2024 and was supposed to terminate on March 15, 2026 but was terminated early effective January 24, 2025.

Loss from Operations

Our loss from operations was $1,187,696 for the year ended December 31, 2025, as compared to a loss from operations of $1,769,919 for the year ended December 31, 2024, a decrease of 582,223 or 33%. The decrease in our loss from operations was primarily due to decrease in operating expenses.

Other Expenses

Our other expense was $243 for the year ended December 31, 2025, as compared to other expense of $211,873 for the year ended December 31, 2024, a decrease of $211,630 or 100%. The decrease in other expenses was primarily due to loss on obsolete inventory in the third quarter of 2024, which did not recur in fiscal year 2025.

Net Loss

Our net loss was $1,187,939 for the year ended December 31, 2025, as compared to $1,981,792 for the year ended December 31, 2024, a decrease of $793,853 or 40%. The decrease in net loss was primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents on hand of $8,062 and a negative working capital of $2,123,785. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months from the date of this annual report. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2026. We intend to continue working toward identifying and obtaining new sources of financing and may raise additional capital in 2026. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Net cash used in operating activities

Net cash used in operating activities was $842,802 for the year ended December 31, 2025, as compared to net cash used in operating activities of $1,337,729 for the year ended December 31, 2024, a decrease of $494,927 or 37%. The decrease in net cash used in operating activities for the year was primarily driven by a reduction in our net loss.

Net cash provided by investing activities

Net cash provided by investing activities was $nil for the year ended December 31, 2025, as compared to net cash provided by investing activities of $118,431 for the year ended December 31, 2024, a decrease of $118,431 or 100%. The decrease in net cash provided by investing activities was primarily due to decrease in sale of equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $849,545 for the year ended December 31, 2025, as compared to $1,407,139 for the year ended December 31, 2024, a decrease of 557,594 or 40%. The decrease in net cash provided by financing activities was primarily due to the less financial support from related parties.

Going Concern

The audited financial statements for the fiscal year ended December 31, 2025 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our operating expenses and seeking third party equity and/or debt financing. On March 31, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder, and our President and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months from the date of this annual report.

Current Liabilities

We had certain short-term borrowings from our directors totaling $1,211,440 as of December 31, 2025. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Shareholder Loans

As of December 31, 2025, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $1,025,624, to Mr. Yang Wang, our Chief Executive Officer and director, in the amount of $129,956, to Mr. Huang Li, our indirect shareholder, in the amount of $55,486, and to Mr. Yanxi Wang, our shareholder, in the amount of $374.

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

At the closing of the Transaction, we issued and sold 42,000,000 shares and 8,600,000 shares of our Class A common stock to FlyDragon and ChinaOne, respectively. The purchase price of each Share is $0.05 per share, which represented approximately 125% of the closing price of our Class A common stock on OCTQB on August 11, 2025.

Shareholder loans amounting to $2,530,000 were settled at the closing of the Transaction.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our principal commitments consist of obligations under certain operating leases. The following table sets forth our principal commitments as of December 31, 2025:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$79,742	$79,742	$—	$—	$—

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

For the years ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yubo International Biotech Limited  (the “Company”), its subsidiaries and its variable interest entity (collectively, the “Company”) as of December 31, 2025 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ HCL PLLC

We have served as the Company’s auditor since 2026.

Chicago, IL

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Yubo International Biotech Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Yubo International Biotech Limited  (the “Company”) and subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HHL LLP

We have served as the Company’s auditor from 2024 to January, 2026.

New York, NY

March 31, 2025

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets
Cash	$8,062	$7,015
Receivables	138,043	164,984
Prepaid expenses	209,316	196,417
Inventory	24,034	36,953
Due from related parties	288,057	277,382
Total Current Assets	667,512	682,751

Property and equipment, net	43,030	205,911
Intangible assets, net	42,080	50,523
Operating lease right of use asset	78,783	478,765
Lease security deposit	15,689	116,881
Total Assets	$847,094	$1,534,831
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $1,008,758 and $880,787 of December 31, 2025 and December 31, 2024, respectively)	$1,060,730	$1,037,836
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $440,344 and $424,026 as of December 31, 2025 and December 31, 2025, respectively)	440,344	424,026
Due to related parties (including due to related parties without recourse to the Company of $1,061,372 and $2,741,830 as of December 31, 2025 and December 31, 2024, respectively)	1,211,440	2,891,895
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $78,783 and $285,182 as of December 31, 2025 and December 31, 2024, respectively)	78,783	367,992
Total Current Liabilities	2,791,297	4,721,749

Non-current liabilities
Operating lease liabilities - non-current (including operating lease liability – non- current of VIE without recourse to the Company of $197,202 and $197,202 as of December 31, 2025 and December 31, 2024, respectively)	-	110,773
Total Liabilities	2,791,297	4,832,522

Commitments and contingencies	—	—

Shareholders’ Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 170,416,343 and 119,816,343 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	170,416	119,816
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2025 and December 31, 2024	4	4
Additional Paid in Capital	5,468,883	2,989,483
Accumulated deficit	(7,740,059)	(6,660,812)
Accumulated other comprehensive income (loss)	146,100	127,044)
Total deficit attributable to common shareholders	(1,954,657)	(3,424,465)
Non-controlling interests	10,454	126,774
Total Deficit	(1,944,203)	(3,297,691)
Total Liabilities and Shareholders’ Equity	$847,094	$1,534,831

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the year ended December 31,
	2025	2024

Revenue
Sales of products and services	$12,353	$3,470
Cost of goods and services sold	(4,188)	(822)
Gross Profit	8,165	2,648
Operating expenses:
Employee compensation	766,888	857,355
Occupancy	116,034	390,150
Depreciation and amortization of property and equipment	167,581	169,875
Amortization of intangible assets	10,192	13,422
Other operating expenses	135,166	341,765
Total Operating Expenses	1,195,861	1,772,567
Loss from operations	(1,187,696)	(1,769,919)

Other Expenses
Loss on obsolescence inventory	-	(211,923)
Interest income (expense)	(243)	50
Total Other Income (Expenses)	(243)	(211,873)

Loss before Provision for Income Tax	(1,187,939)	(1,981,792)

Provision for Income Tax	—	—

Net loss	$(1,187,939)	$(1,981,792)
Net loss attributable to non-controlling interest	(108,691)	(206,489
Net loss attributable to common stockholders	(1,079,248)	(1,775,303)

Net loss per share basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding basic and diluted	139,644,900	119,820,790

Comprehensive loss
Net loss to the Company	$(1,079,248)	$(1,775,648)
Net loss to non-controlling interests	(108,691)	(206,489
Foreign currency translation adjustment to the Company	19,056	140,248
Foreign currency translation adjustment to non-controlling interests	(7,629)	13,035
Total comprehensive loss	$(1,176,511)	$(1,839,509)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	equity	interest	Total
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,812)	127,044	$(3,424,465)	126,774	(3,297,691)

Issuance of ordinary shares	50,600,000	50,600	—	—	2,479,400	—	—	2,530,000	—	2,530,000

Net loss for the year ended December 31, 2025	—	—	—	—	—	(1,079,248)	—	(1,079,248)	(108,691)	(1,187,939)

Foreign currency translation adjustment	—	—	—	—	—	—	19,056	19,056	(7,629)	11,427

BALANCE, December 31, 2025	170,416,343	$170,416	4,447	4	5,468,883	(7,740,059)	146,100	$(1,954,657)	10,454	(1,944,203)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	equity	interest	Total
BALANCE, December 31, 2023	119,816,343	$119,816	4,447	4	2,935,190	(4,885,509)	(13,204)	$(1,843,703)	—	(1,843,703)

Capital contributions to subsidiary by non-controlling interest	—	—	—	—	—	—	—	—	374,521	374,521

Transfer of 27% interest in subsidiary (Yubo Jingzhi) to non-controlling interest	—	—	—	—	54,293	—	—	54,293	(54,293)	—

Net loss for the year ended December 31, 2024	—	—	—	—	—	(1,775,303)	—	(1,775,303)	(206,489)	(1,981,792)

Foreign currency translation adjustment	—	—	—	—	—	—	140,248	140,248	13,035	153,283

BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,812)	127,044	$(3,424,465)	126,774	(3,297,691)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the year ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(1,187,939)	$(1,981,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,773	183,298
Loss on obsolescence inventory	-	211,923
Changes in operating assets and liabilities:
Receivables	26,941	(85,330)
Prepaid expense	(12,898)	(57,745)
Inventory	12,919	177,622
Due from related parties	-	8,592
Lease security deposit	101,190	3,622
Accounts payable and accrued expenses	22,896	212,205
Advances from prospective customers/distributors	16,316	(10,126)

Net cash used in operating activities	(842,802)	$(1,337,729)

Cash flows from investing activities:
Proceeds for sale of Equipment	-	118,431
Net cash provided in investing activities	-	118,431

Cash flows from financing activities:
Advances from related parties (net)	849,545	1,032,618
Capital contributions to subsidiary	-	374,521
Net cash provided by financing activities	849,545	1,407,139

Effect of exchange rate changes	(5,696)	(187,185)

Net increase (decrease) in cash	1,047	656)
Cash at beginning of period	7,015	6,359
Cash at end of period	$8,062	$7,015

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

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

Yubo Beijing was incorporated on June 14, 2016. For the year ended December 31, 2020 (commencing in April 2020), Yubo Beijing sold approximately 850 nebulizers to customers in the People’s Republic of China (“PRC”). In 2021, 2022 and 2024, Yubo Beijing sales also included sales of skincare products, hair care products, healthy beverages, and male and female personal care products. Commencing in the quarterly period ended September 30, 2024, Yubo Beijing started selling health management and health maintenance service agreements to customers.

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

On October 10, 2024, Yubo Beijing acquired a  wholly owned subsidiary Phoenix Club Bio-Medical Technology (Chengdu), Co., Ltd. (“Yubo Phoenix”) , a company incorporated on April 12, 2021.   Prior to October 10, 2024, Yubo Phoenix had minimal business operations.

On January 27 2025, the Company acquired a 51% equity interest in EpiAis Biomedical Engineering (Shenzhen) Co., Ltd (“Yubo Shenzhen”), a company incorporated on January 26, 2025. On September 2, 2025, the Company acquired an additional 19% equity in Yubo Shenzhen, resulting in a total equity ownership of 70% as of December 31, 2025.

On February 27, 2025, the Company sold 27% of the subscribed capital of Yubo Jingzhi to an affiliated investor for no consideration. The Company retains 73% ownership of Yubo Jinghzi.

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name		Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	•	A holding company
	•	Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	•	A Cayman Island company	100% owned by Yubo New York
	•	Incorporated on April 7, 2020
	•	A holding company
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	•	A Hong Kong company	100% owned by Platinum
	•	Incorporated on May 4, 2020
	•	A holding company
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	•	A PRC company and deemed a wholly foreign owned enterprise	100% owned by Platinum HK
	•	Incorporated on September 4, 2020
	•	Subscribed capital of $1,500,000
	•	A holding company
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	•	A PRC limited liability company	VIE of Yubo Chengdu WFOE
	•	Incorporated on June 14, 2016
	•	Subscribed capital of $1,454,038 (RMB 10,000,000)
	•	Stem cell storage and bank
Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	•	A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing
Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	•	A PRC company incorporated on December 20, 2020	100% owned by Platinum HK
Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	•	A PRC company incorporated on April 12, 2021	100% owned by Yubo Beijing
EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	•	A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at December 31, 2025 and December 31, 2024 consist of:

	December 31, 2025	December 31, 2024
Cash	$3,869	$2,960
Receivables (net)	68,576	119,223
Prepaid Expenses	209,316	170,116
Inventory	24,034	36,953
Due from related parties	288,057	277,382
Property and equipment (net)	43,030	205,911
Intangible assets (net)	42,080	50,523
Operating lease right of use asset	78,783	478,765
Lease security deposit	15,690	95,810
Receivables from other consolidated entities (A)	1,345,332	552,274
Total assets	2,118,772	1,989,917

Accounts payable and accrued expenses	1,008,758	800,085
Advances from prospective customers/distributors	440,344	424,026
Due to related parties	1,061,372	2,741,830
Operating lease liabilities	78,783	478,765
Payables to other consolidated entities (A)	1,224,020	936,692
Total liabilities	3,813,277	5,381,398
Shareholders' equity	$(1,694,505)	$(3,391,481)

(A)	Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at December 31, 2025 and a condensed consolidating statement of operations of the Company for year ended December 31, 2025.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=7.1641 RMB for the year ended December 31, 2025 and $1=7.1846 RMB for the year ended December 31, 2024), assets and liabilities are translated at the current exchange rate at the end of the period ($1=7.0288 RMB at December 31, 2025 and $1=7.2993 RMB at December 31, 2024), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Revenue Recognition

The Company derives its revenue from (1) the sale of health management and health maintenance service agreements (commencing in the quarterly period ended September 30, 2024) and (2) the sale of health and personal care products. The Company adopted ASC 606 requires the use of a five-step model to recognize revenue from contracts with customers. The five-step model requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our contract with performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Allowance for Doubtful Accounts

Trade accounts receivable arises from the sale of products and services on trade credit terms. On a quarterly basis, we review all significant accounts as to their past due balances, as well as collectability of the outstanding trade account receivables for possible write off. It is our policy to write off the account receivable against the allowance account when we deem the receivable to be uncollectible. Additionally, we review orders from dealers that are significantly past due, and we ship product only when our ability to collect payment from our customer for the new order is probable.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At December 31, 2025, the Company had cash of $8,062 and negative working capital of $2,135,801. For the year ended December 31, 2025 and December 31, 2024, the Company had losses of $1,187,939 and $1,981,792 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing.  On March 27, 2026, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from this report date.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31,	December 31,
	2025	2024
Nebulizers and components	$—	$—
Oral liquid health products	—	—
Beauty care products	—	—
Other	24,034	36,953
Total Inventory	$24,034	$36,953

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	December 31,	December 31,
	2025	2024
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$288,057	$285,974
Total Due from Related Parties	$288,057	$285,974

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The due from related parties receivable is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2025	2024
Leasehold improvements	$187,186	$187,186
X-Ray equipment	18,900	18,900
Air conditioning equipment	—	—
Office equipment	21,420	21,420
Total property and equipment	227,506	227,506
Less accumulated depreciation and amortization	(184,476)	(21,591)
Property and equipment, net	$43,030	$205,911

For the years ended December 31, 2025 and 2024, depreciation of property and equipment was $167,581 and $169,875, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	December 31,	December 31,
	2025	2024
Distribution software	$33,912	$33,912
Experience center software	38,773	38,773
Patents acquired from related party	10,851	10,851
Wechat application	10,960	10,960
Total intangible assets	94,496	94,496
Less: Accumulated amortization	(52,416)	(43,972)
Intangible assets, net	$42,080	$50,523

For the year ended December 31, 2025 and 2024, amortization of intangible assets expense was $10,192 and $11,700, respectively.

At December 31, 2025, the expected future amortization of intangible assets expense was:

Year ending December 31, 2026	13,302
Thereafter	28,778
Total	$42,080

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

On April 1, 2024, Yubo Shenzhen signed two leases with Shenzhen Material Group Limited

•

712 square meter office space at Unit 605-09, 6th Floor, Material Holdings Landmark Building Shenzhen at a monthly rent of RMB 97,686 ($13,383). The lease began on April 1, 2024 and ends on March 15, 2026. The lease is terminated effective January 24, 2025. The termination caused a decrease in right-of-use balance and total future lease payments.

•	160 square meter office space at Shenzhen HALO Plaza Phase 3, 2nd Floor, 205 at a monthly rent of RMB 17,280 ($2,367). The lease began on April 1, 2025 and ends on November 17, 2025.

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 ($15,354) and to pay monthly rent of RMB 55,000 ($7,677).

At December 31, 2025, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of December 31, 2025
Year ending December 31, 2026	79,742
Total	$79,742

The operating lease liabilities totaling $78,782 at December 31, 2025 as presented in the Consolidated Balance Sheet represents the discounted (at a 4.75% estimated incremental borrowing rate) value of the future lease payments of $79,742 at December 31, 2025.

For the year ended December 31, 2025 and December 31, 2024, occupancy expense attributable to leases was $116,034 and $390,150, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Advancer 1	¥1,544,748	¥1,544,748	$219,774	$211,630
Advancer 2	550,000	550,000	78,249	75,350
Advancer 3	500,000	500,000	71,136	68,500
Advancer 4	348,000	348,000	49,511	47,675
Advancer 5	50,000	50,000	7,114	6,850
Advancer 6	50,000	50,000	7,114	6,850
Advancer 7	31,012	31,012	4,412	4,249
Advancer 8	31	31	4	4
Advancer 9	21,300	21,300	3,030	2,918
	¥3,095,091	¥3,095,091	$440,344	$424,026

The related verbal agreements between Yubo Beijng and the nine advancers provide for the eight advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine remaining PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	December 31,	December 31,
	2025	2024
Mr. Yang Wang (1)	$129,956	$434,764
Mr. Jun Wang (2)	1,025,624	2,293,341
Ms. Huang Li (3)	55,486	53,430
Mr. Jin Wei (4)	-	30,000
Mr. Yanxi Wang	374	55,360
Ms. Xiuqin Xu	-	15,000
Ms. Lina Fang	-	10,000
Total	$1,211,440	$2,891,895

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.
(4)	Mr. Jin Wei controls 9.62% of the outstanding Class A commons stock of Yubo New York.

The due to related parties payables are noninterest bearing and are due on demand.

An additional sum of $2,530,000 owed to Mr. Yang Wang and Jun Wang was settled in a transaction that closed on July 31, 2025, among the Company, FlyDragon International Limited and ChinaOne Technology Limited described in Note 11.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 119,816,343 shares issued and outstanding at December 31, 2025 and December 31, 2024.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at December 31, 2025 and December 31, 2024.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at December 31, 2025 and December 31, 2024.

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

Since inception to December 31, 2025, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of December 31, 2025.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,373 at the 7.29929 current exchange rate at December 31, 2025). As of December 31, 2025, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to December 31, 2025.

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

Yubo Chengdu has had no taxable income or loss from September 4, 2020 (inception) to December 31, 2025.

Yubo Beijing has had net losses of $231,193 for the year ended December 31, 2019, $597,713 for the year ended December 31, 2020, $649,871 for the year ended December 31, 2021, $961,446 for the year ended December 31, 2022, $846,852 for the year ended December 31, 2023, $1,055,485 for the year ended December 31, 2024, and $631,879 for the year ended December 31, 2025.

Yubo Global had a net loss of $488,790 for the year ended December 31, 2021, net income of $23,257 for the year ended December 31, 2022, a net loss of $20,859 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net income of nil for the year ended December 31, 2025.

Yubo Jingzhi had a net loss of $1,207 for the year ended December 31, 2021, a net loss of $145,763 for the year ended December 31, 2022, a net loss of $284,501 for the year ended December 31, 2023, a net loss of $3,563 for the year ended December 31, 2024, and a net loss of $341,918 for the year ended December 31, 2025.

Yubo Phoenix had a net loss $157,285 for the year ended December 31, 2024 and a net loss $159,565 for the year ended December 31, 2025.

These losses can be carried forward for five years to reduce future years’ taxable income through year 2026 to year 2030. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that future utilization of the net operating loss carry-forwards will be realized. Accordingly, the Company has recorded a 100% valuation allowance against the deferred tax asset at December 31, 2025 and December 31, 2024.

The components of deferred tax assets were as follows:

	December 31, 2025	December 31, 2024

Net operating losses carry forward	$1,833,066	$1,536,802
Valuation allowance	(1,833,066)	(1,536,802)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024

Income tax (benefit) at 25%	$(296,984)	$(298,771)
Net loss of Platinum	—	15,063
Increase in valuation allowance	296,984	288,053
Other	—	(4,345)
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of December 31, 2025 and December 31, 2024.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $71,135 at December 31, 2025). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

One customer accounted for 100% of total sales for the year ended December 31, 2025.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of December 31, 2025 follows:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$—	$359	$73,301	$—	$593,852	$—	$667,512
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	—	—	521,568	730,419	—
Intercompany receivables	—	—	445,066	—	823,769	(1,268,836)	—
Other assets	—	—	—	—	179,582	—	179,582
Total Assets	$(2,181,987)	$930,359	518,367	—	2,118,772	(538,417)	847,094
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$—	$150,000	$52,039	$—	$2,589,257	$—	$2,791,297
Intercompany payables	—	—	44,816	—	1,224,020	(1,268,836)	—
Other liabilities	—	—	—	—	—	—	—
Total Liabilities	—	150,000	96,855	—	3,813,277	(1,268,836)	2,791,297

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	851,595	—	4,751,716	(1,533,238)	5,639,303
Accumulated deficit	(2,181,987)	(788,870)	(430,083)	—	(6,602,776)	2,263,657	(7,740,059)
Accumulated other comprehensive income (loss)	—	—	—	—	146,100	—	146,100
Non-controlling interests	—	—	—	—	10,454	—	10,454
Total Deficit	(2,181,987)	780,359	421,512	—	(1,694,505)	730,419	(1,944,203)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$518,367	$—	$2,118,772	$(538,417)	$847,094

A condensed consolidating statement of operations of the Company for the year ended December 31, 2025 follows:

	Yubo International Biotech Limited	Platinum (Cayman Island) and Platinum HK		Yubo	Yubo Beijing
	(Parent Company)	(Cayman Island)	Yubo Global	Chengdu (WFOE)	(VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$—	$—	$—	$—	$12,353	$—	$12,353
Cost of goods and services sold	—	—	—	—	(4,188)	—	(4,188)
Gross profit	—	—	—	—	8,165	—	8,165
Total operating expenses	—	—	—	—	1,195,861	—	1,195,861
Loss from operations	—	—	—	—	(1,187,696)	—	(1,187,696)
Other income (expense)	—	—	—	—	(243)	—	(243)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(1,628,906)	—	—	—	—	1,628,906	—
Net Loss	$(1,628,906)	$—	$—	$—	$(1,187,939)	$1,628,906	$(1,187,939)

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Changes in Accountants in Fiscal Year 2025

On January 13, 2026, HHL LLP (“HHL”) tendered its resignation as the independent registered public accounting firm to the Company, which resignation was approved and accepted by the Company’s Board with immediate effect.

HHL was previously engaged by the Company to audit the Company’s consolidated financial statements for the year ended December 31, 2024. HHL’s report on the financial statements of the Company for the year ended December 31, 2024 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principle, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the Company’s fiscal years ended December 31, 2025 and December 31, 2024 and the subsequent interim period from January 1, 2026 to January 13, 2026, (i) there were no disagreements with HHL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HHL, would have caused HHL to make reference to the subject matter of the disagreements in connection with its report, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 13, 2026, the Company engaged HCL, PLLC (“HCL”) as its new independent registered public accountant to audit the Company’s consolidated financial statements for the year ended December 31, 2025, with immediate effect. The engagement was approved by the Board.

During the Company’s fiscal years ended December 31, 2025 and December 31, 2024 and the subsequent interim period from January 1, 2026 to January 13, 2026, neither the Company nor anyone on its behalf consulted with HCL regarding (i) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that HCL concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or any “reportable event” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

Changes in Accountants in Fiscal Year 2024

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer of our Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and ages of our directors and executive officers, and their positions with us, as of the date hereof, are as follows:

Name	Age	Positions with the Company
Jun Wang	57	President and Director
Yang Wang	45	Chief Executive Officer and Director
Lina Liu	45	Chief Financial Officer, Treasurer, Secretary and Director
Nanping Hu	64	Director

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

Lina Liu. Ms. Liu was appointed as our Chief Financial Officer, Treasurer and Secretary in 2020 and as a director in March 2025. She has also served as Chief Financial Officer of Yubo Beijing since 2019. From 2015 to 2019, she served as Chief Financial Officer of Borongtai Asset Management (Beijing) Co., Ltd. Additionally, she has over five years of experience working for Ernst & Young. Ms. Liu graduated with a Master of Accounting from the Central University of Finance and Economics in 2007.

Nanping Hu. Mr. Hu was appointed as our director in March 2025. Mr. Hu served has served as the Chief Architect and Chief Engineer for Digital Health Management System at Shenzhen Yisheng Bo’ai Health Management Co., Ltd. since August 2023. Prior to that, Mr. Hu was the Chairman of the Board at Shenzhen Smart Healthcare Intelligent Devices Co., Ltd. from September 2016 to July 2023. Prior to Shenzhen Smart Healthcare Intelligent Devices Co., Ltd., Mr. Hu was the Chief Operating Officer at Beijing Business Internet Technology Development Co., Ltd. from July 2013 to August 2016. Prior to that, Mr. Hu held senior management positions with several private enterprises in China from 2000 to 2013. Mr. Hu held a Bachelor’s degree in Aeronautical Manufacturing Technology from Shenyang University of Aeronautics and Astronautics and a Master’s degree in Economics and Management from Nanjing University.

Family Relationships

There are no family relationships between or among our directors and executive officers.

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

Director Independence

Our Board has affirmatively determined, after considering all the relevant facts and circumstances, that Nanping Hu is independent, as such term is defined under the applicable rules and regulations of the SEC and the independence standards described in the following paragraph, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with his exercise of independent judgment in carrying out his responsibilities as director.

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

Other Directorships

None of our directors has been during the last five years or currently are directors of other companies with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act) or registered investment company.

Skills and Qualifications of Director Nominees

Our Board believes that the qualifications of the nominees, as set forth in their biographies, which are listed above, give them the qualifications and skills to serve as directors of the company.

Board Meetings

Our Board held no formal meetings during the year ended December 31, 2025. All proceedings of our Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the NYBCL and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings..

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

Code of Ethics

We have adopted a Code of Ethics (the “Code”) applicable to our officers, directors, employees and consultants. The Code is intended to comply with requirements of the Securities and Exchange Commission’s (the “SEC”) rules. Copies of the Code may be obtained by stockholders, free of charge, by mailing a request to our Secretary. We post on our website any amendments to our Code as well as any required waivers, pursuant to the rules of the SEC.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of our securities by our directors, officers and employees. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the SEC, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act expect.

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

Summary Compensation Table

The following table summarizes all compensation earned by our “Named Executive Officers”, as such term is defined pursuant to the relevant SEC rules, for fiscal years 2025 and 2024:

Name and Principal Position	Year	Annual Salary ($US)	Bonus ($US)	Total ($US)

Jun Wang, President	2025(1)	$13,658	54,632	68,290
	2024(2)	$13,152	52,608	65,760
Yang Wang, Chief Executive Officer	2025(1)	$15,024	36,194	51,218
	2024(2)	$14,467	34,853	49,320
Lina Liu, Chief Financial Officer	2025(1)	$13,658	37,560	51,218
	2024(2)	$13,152	36,168	49,320

(1)	Translated from RMB at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025.

(2)	Translated from RMB at an exchange rate of RMB7.2993=US$1.00 as of December 31, 2024.

We do not have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation to our named executive officers.

Employment Agreements

We do not have employment agreements with our executive officers. Yubo International Biotech (Beijing) Limited, a variable interest entity organized under the laws of the People’s Republic of China which conducts the day-to-day business operations of our Company in China through contractual relationships with us (“Yubo Beijing”), is a party to employment agreements with Jun Wang, Yang Wang and Lina Liu, providing for monthly salaries of RMB8,000 (approximately $1,138 at an exchange rate of RMB7.0288 =US$1.00 as of December 31, 2025), RMB8,800 (approximately $1,252 at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025) and RMB8,000 (approximately $1,138  at an exchange rate of RMB7.0288=US$1.00 as of December 31, 2025), respectively.

Jun Wang’s employment agreement commenced on December 1, 2019, and upon renewal in 2021, 2023 and 2025, will terminate on November 30, 2028.  Each of Yang Wang’s and Lina Liu’s employment agreements commenced on October 10, 2020, and upon renewal in 2021, 2023 and 2025, will terminate on October 9, 2028. These employment agreements provide that Yubo Beijing arrange social insurance, housing contribution fund and medical insurance for our executive officers. These employment agreements do not contain any change-in-control provisions. Either Yubo Beijing or an executive officer may terminate the employment agreement upon 30-day notice under a limited number of circumstances.

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

Outstanding Equity Awards at Fiscal 2025 Year End

We do not have any equity-based incentive compensation plan and we have not issued any warrants, options or other rights to acquire any securities of our Company.

Option Exercises and Stock Vested

None of the named executive officers acquired shares of our securities through exercise of options during the year ended December 31, 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 18, 2026 for (a) the named executive officers, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 18, 2026 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders.

The percentages in the table below are based on 170,416,343 shares of Class A common stock and 4,447 shares of Class B common stock outstanding as of March 18, 2026.

Unless otherwise noted below, the address for each of the stockholders listed in the table below is c/o Yubo International Biotech Ltd., Room 1102, 11th Floor, Building 2, No. 10 Chaoyang Park South Road, Chaoyang District, Beijing PRC (100026).

	Class of Common Stock(1)	Number of Shares Beneficially Owned	Percentage of Total Voting Power(1)
Jun Wang(2)	Class A	81,943,800	48.1%
Yang Wang(3)	Class A	25,811,400	15.1%
Lina Liu(4)	Class A	9,101,400	5.3%
Nanping Hu	Class A	—	—
All Executive Officers and Directors (as a group four (4) persons)	Class A	116,856,600	68.6%

5% and above Stockholders
Jun Wang(2)	Class A	81,943,800	48.1%
Yulin Cao(5)	Class A	19,927,660	11.7%
Yang Wang(3)	Class A	25,811,400	15.1%
Wei Jin(6)	Class A	11,524,500	6.8%
Lina Liu(4)	Class A	9,101,400	5.3%
Cheung Ho Shun(7)	Class A	7,121,458	4.2%

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

63

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation arrangements for our executive officers, which are described above under “Item 11. Executive Compensation”, this section describes transactions, or series of related transactions, during our last two fiscal years, to which we were a party, in which:

•	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at fiscal year end for the last two completed fiscal years; and

•

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

Yubo Beijing entered into an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co., Ltd. (“Zhenhuikang”) on February 27, 2020, entrusting Zhenhuikang to prepare, store and manage endometrial stem cell samples in connection with the operations of the stem cell bank in exchange for services fees paid by Yubo Beijing. Pursuant to the agreement, Yubo Beijing is responsible for supplying the endometrial stem cell samples and it may terminate the agreement at any time. The agreement was amended on July 2, 2020 to provides for a total fee of RMB 199,800 to be paid by Yubo Beijing to Zhenhuikang. As of December 31, 2025, Yubo Beijing has not commenced the collection of endometrial stem cell samples, and no payment has been made to Zhehuikang.

Yubo Beijing entered into a Patent Transfer Agreement with Zhenhuikang on February 27, 2020, which agreement provided for the assignment of two patents owned by Zhenhuikang to Yubo Beijing for a total consideration of RMB140,000.

Both of Zhenhuikang and Beijing Zhenxigu are controlled by Yulin Cao, a shareholder of Yubo Beijing and a director of BOAO Biotech Limited.

Shareholder Loans

As of December 31, 2025, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $1,025,624, to Mr. Yang Wang, our Chief Executive Officer and director, in the amount of $129,956, to Mr. Huang Li, our indirect shareholder, in the amount of $55,486, and to Mr. Yanxi Wang, our shareholder, in the amount of $374.

All of our shareholder loans are due on demand and non-interest bearing.

As repayment of the shareholder loans from Jun Wang and Yang Wang, on July 23, 2025, we entered into the Securities Purchase Agreement, by and among our Company, on the one hand, and FlyDragon and ChinaOne, as the Purchasers on the other hand, for a sale of an aggregate of 50,600,000 shares of our Class A Common Stock. Jun Wang is the sole director of and owns 100% of the equity interest in FlyDragon, and Yang Wang is the sole director of and owns 100% of the equity interest in ChinaOne. The Transaction was reviewed and approved by the disinterested director on the Board in accordance with the NYBCL and our Related Party Transactions Policy, and was subsequently approved by our majority shareholders pursuant to a written consent, which was disclosed in our Definitive Information Statement on Schedule 14C made pursuant to Rule 14c-2 of the Securities Exchange Act of 1934, as amended.

At the closing of the Transaction, we issued and sold 42,000,000 shares and 8,600,000 shares of our Class A common stock to FlyDragon and ChinaOne, respectively. The purchase price of each Share is $0.05 per Share, which represented approximately 125% of the closing price of our Class A common stock on OCTQB on August 11, 2025.

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

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Accountants

HCL served as our independent registered public accounting firm for the year ended December 31, 2025. HHL served as our independent registered public accounting firm for the year ended December 31, 2024. The following table sets out the aggregate fees for professional audit services and other services rendered by HCL and HHL for the years ended December 31, 2025 and 2024, respectively:

	Year ended December 31, 2025	Year ended December 31, 2024
Audit Fees	$60,000	$60,000
Audit-Related Fees(1)	$—	$—
Tax Fees(2)	$—	$—
Other Fees(3)	$—	$—

(1)	“Audit-related fees” means the aggregate fees for due diligence related to mergers and acquisitions and attest services that are not required by statute or regulation.
(2)	“Tax fees” means the fees billed for tax compliance services, including the preparation of tax returns and tax consultations.
(3)	“Other Fees” means the fees paid for access to a proprietary accounting research tool provided by MTS CPA.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board reviews the independence of our independent registered public accounting firm on an annual basis and has determined that HCL and HHL are independent. In addition, our Board pre-approves all work (and the related estimated fees) that is to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements. See Item 8 of Part II of this Annual Report.

(a)(2) Financial Statement Schedules. All financial statement schedules have been omitted since the required information is either not applicable or not required, or has been included in the Financial Statements and related notes.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
4.1	Description of Securities
10.1	Financial Support Letter
10.2+	Lease Agreement, dated April 1, 2024 [English Translation] (incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
10.3+	Sublease agreement, dated April 20, 2024 [English Translation] (incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
10.4

Securities Purchase Agreement, dated as of July 23, 2025, by and among Registrant, FlyDragon International Limited and Chinaone Technology Limited (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on July 25, 2025)

16.1	Letter from Michael T. Studer CPA P.C. (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2025)
16.2	Letter from HHL LLP (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 16, 2026)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

+	Certain portions of this exhibit containing personally identifiable information have been redacted.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Dated: March 31, 2026	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yang Wang	Chief Executive Officer and Director	March 31, 2026
Yang Wang	(Principal Executive Officer)

/s/ Lina Liu	Chief Financial Officer, Treasurer and Director	March 31, 2026
Lina Liu	(Principal Financial and Accounting Officer)

/s/Jun Wang	President and Director	March 31, 2026
Jun Wang

/s/ Nanping Hu	Director	March 31, 2026
Nanping Hu

