Form 10-Q
period 2026-03-31
Yubo International Biotech Ltd
filed 2026-05-15
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in “Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The VIE and China Operations” and “Part II Other Information—Item 1A. Risk Factors” of this Quarterly Report and “Part I—Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, including, without limitation, risks relating to:

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2026 and 2025

5

 YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$10,382	$8,062
Receivables	134,220	138,043
Prepaid expenses	136,196	209,316
Inventory	24,414	24,034
Due from related parties	292,611	288,057
Total Current Assets	597,823	667,512

Property and equipment, net	17,761	43,030
Intangible assets, net	39,175	42,080
Operating lease right of use asset	39,215	78,783
Lease security deposit	15,898	15,690
Total Assets	$709,872	$847,095
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $1,123,073 and $1,008,758 of March 31, 2026 and December 31, 2025, respectively)	$1,104,795	$1,060,730
Advances from prospective customers/distributors (including advances from prospective customers/distributors of VIE without recourse to the Company of $447,306 and $440,344 as of March 31, 2026, and December 31, 2025, respectively)	447,306	440,344
Due to related parties (including due to related parties without recourse to the Company of $1,278,067 and $1,061,372 as of March 31, 2026 and December 31, 2025, respectively)	1,428,135	1,211,440
Operating lease liabilities – current (including operating lease liabilities - current of VIE without recourse to the Company of $39,215 and $78,783 as of March 31, 2026 and December 31, 2025, respectively)	39,215	78,783
Total Current Liabilities	3,019,451	2,791,297

Total Liabilities	3,019,451	2,791,297

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $ 0.001 per share; authorized 1,000,000,000 shares, 170,416,343 issued and outstanding at March 31, 2026 and December 31, 2025.	170,416	170,416
Common stock, Class B, par value $.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2026 and December 31, 2025.	4	4
Additional Paid in Capital	5,468,883	5,468,883
Accumulated deficit	(8,012,667)	(7,740,059)
Accumulated other comprehensive income (loss)	75,749	146,100
Total deficit attributable to common shareholders	(2,297,615)	(1,954,656)
Non-controlling interests	(11,964)	10,454
Total Deficit	(2,309,579)	(1,944,202)
Total Liabilities and Shareholders’ Equity	$709,872	$847,095

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$-	$-
Cost of goods and services sold	-	-
Gross Profit	-	-
Operating expenses:
Employee compensation	191,790	205,800
Occupancy	28,190	174,624
Depreciation and amortization of property and equipment	25,745	41,263
Amortization of intangible assets	3,326	3,360
Other operating expenses	40,223	42,252
Total Operating Expenses	289,274	467,299
Income (loss) from operations	(289,274)	(467,299)

Other Income (Expenses)
Other income (expense)	(5,752)	(19)
Total Other Income (Expenses)	(5,752)	(19)

Loss before Provision for Income Tax	(295,026)	(467,318)

Provision for Income Tax	-	-

Net loss	$(295,026)	$(467,318)
Net loss attributable to non-controlling interest	(22,418)	31,688
Net loss attributable to common stockholders	(272,608)	(435,630)

Net loss per share basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	170,420,790	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(272,608)	$(435,630)
Net loss to non-controlling interest	(22,418)	(31,688)
Foreign currency translation adjustment to the Company	(71,946)	190,641
Foreign currency translation adjustment to the non-controlling interest	-	(111,734)
Total comprehensive income (loss)	$(366,972)	$(388,410)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2025	170,416,343	$170,416	4,447	4	5,468,883	(7,740,059)	146,100	$(1,954,656)	10,454	(1,944,202)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	(272,608)	-	(272,608)	(22,418)	(295,026)

Issue of new Class A shares	-	-	-	-	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	(70,351)	(70,351)	-	(70,351)

BALANCE, March 31, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,012,667)	75,749	$(2,297,616)	(11,964)	(2,309,579)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,812)	127,044	$(3,424,464)	126,774	(3,297,691)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(435,630)	-	(435,630)	(31,688)	(467,318)

Foreign currency translation adjustment	-	-	-	-	-	-	190,641	190,641	(71,977)	118,664

BALANCE, March 31, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,096,442)	317,685	$(3,669,452)	23,109	(3,646,344)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(295,026)	$(467,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,071	44,623
Changes in operating assets and liabilities:
Bad debt of prepaid expenses	29,050	-
Receivables	3,824	18,298
Prepaid expense	(26,964)	(15,746)
Inventory	-	(259)
Due from related parties	-	(1,944)
Lease security deposit	-	80,448
Accounts payable and accrued expenses	52,889	(53,117)
Advances from prospective customers/distributors	-	2,972
Net cash used in operating activities	(207,157)	$(392,043)

Cash flows from investing activities:
Purchases of equipment	-	(6,186)
Net cash provided in investing activities	-	(6,186)

Cash flows from financing activities:
Advances from related parties (net)	214,523	277,780
Net cash provided by financing activities	214,523	277,780

Effect of exchange rate changes	(5,046)	123,209

Net increase (decrease) in cash	2,320	2,758
Cash at beginning of period	8,062	7,015
Cash at end of period	$10,382	$9,773

Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

    YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2026 and 2025

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

On December 31, 2020, Platinum HK formed Yubo Global Biotechnology (Chengdu) Co. Ltd. (“Yubo Global”) as its wholly-owned subsidiary.

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

Interim Financial Information

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2025, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements as of and for the year ended December 31, 2025.

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

Exclusive Consulting Services Agreement

Pursuant to the Exclusive Consulting Services Agreement among Yubo Beijing, Yubo WFOE, and the Yubo Shareholders, Yubo WFOE  provides, and Yubo Beijing  receives, exclusive management services provided by Yubo WFOE. Such management services include but are not limited to financial management, business management, marketing management, human resource management and internal control of Yubo Beijing. The Exclusive Consulting Services Agreement will remain in effect until the acquisition of all assets or equity of Yubo Beijing by Yubo WFOE is complete (as more fully described in the Exclusive Purchase Option Agreement below).

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

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=6.9741 RMB for the three months ended March 31, 2026 and $1=7.2739 for the three months ended March 31, 2025), assets and liabilities are translated at the current exchange rate at the end of the period ($1=6.9194 RMB at March 31, 2026 and $1=7.0288 RMB at December 31, 2025), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of March 31, 2026 and December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At March 31, 2026, the Company had cash of $10,382 and negative working capital of $2,421,628. For the three months ended March 31, 2026 and 2025, the Company had losses of $295,026 and $467,318 respectively.  These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing.  On December 31, 2025, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from December 31, 2025.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Nebulizers and components	$-	$-
Oral liquid health products	-	-
Beauty care products	-	-
Other	24,414	24,034
Total Inventory	$24,414	$24,034

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$292,611	$288,057
Total Due from Related Parties	$292,611	$288,057

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The amount due from related parties is non-interest bearing and is due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Leasehold improvements	$105,530	$187,186
X-Ray equipment	19,348	18,900
Office equipment	27,931	21,420
Total property and equipment	152,809	227,506
Less accumulated depreciation and amortization	(135,048)	(184,476)
Property and equipment, net	$17,761	$43,030

For the three months ended March 31, 2026 and 2025, depreciation and amortization of property and equipment was $25,745 and $41,623, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Distribution software	$34,551	$33,911
Experience center software	39,505	38,773
Patents acquired from related party	11,056	10,851
Wechat application	11,167	10,960
Total intangible assets	96,279	94,496
Less: Accumulated amortization	(57,104)	(52,416)
Intangible assets, net	$39,175	$42,080

For the three months ended March 31, 2026 and 2025, amortization of intangible assets expense was $3,326 and $3,360, respectively.

At March 31, 2026, the expected future amortization of intangible assets expense was:

Year ending December 31, 2026	$10,398
Thereafter	28,777
Total	$39,175

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 1, 2019, Yubo Beijing executed a lease agreement with Jiu Si Cheng Investment Management (the “Landlord”) to rent approximately 746 square meters of office space in Beijing China. The lease provided for an initial term of 2 years and 4 months from August 2, 2019 to November 30, 2021 with a right to renew for an additional term of 2 years and 8 months from December 1, 2021 to July 31, 2024. In December 2021, Yubo Beijing renewed the lease. The lease provided for monthly rent of RMB 166,845 ($23,018) through July 31, 2023 and RMB 176,833 ($24,396) for the year ended July 31, 2024. On July 1, 2024, Yubo Beijing executed an agreement with the Landlord to vacate the space no later than July 31, 2024 (which occurred) and for Yubo Beijing to pay the Landlord past due rent of RMB 2,061,473 ($284,400) in two installments: RMB 500,000 ($68,980) before July 31, 2024 (which occurred) and RMB 1,561,473 ($215,420) before August 31, 2024 (which has not occurred). As of December 31, 2024, Yubo Beijing was past due in the amount of RMB 1,561,473 ($215,420). This amount of RMB 1,561,473 ($225,666) is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at March 31, 2026.

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

Also in the fourth quarter of 2022, effective September 1, 2021, Yubo Jingzhi executed a lease agreement with Sichuan Anyi Hengke Tech Co. to rent approximately 1,282 square meters of laboratory space in the same building in Chengdu China as that relating to the terminated lease discussed in the preceding paragraph. This lease provides for monthly rent of RMB 56,611 ($7,810) from September 1, 2021 to February 28, 2024 and monthly rent of RMB 58,449 ($8,064) from March 1, 2024 to February 28, 2026. As of the date of this report, the contract has expired, and negotiations are underway for renewal.

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

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for Yubo Beijing to pay landlord a security deposit of RMB 110,000 and to pay monthly rent of RMB 55,000.

At March 31, 2026, the future undiscounted minimum lease payments under the four noncancellable capitalized operating leases are as follows:

As of March 31, 2026
Year ending December 31, 2026	39,215
Total	$39,215

For the three months ended March 31, 2026 and 2025, occupancy expense attributable to leases was $28,190 and $174,624, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(Unaudited)		(Unaudited)
Advancer 1	¥1,544,748	¥1,544,748	$223,249	$219,774
Advancer 2	550,000	550,000	79,487	78,249
Advancer 3	500,000	500,000	72,261	71,136
Advancer 4	348,000	348,000	50,293	49,511
Advancer 5	50,000	50,000	7,226	7,114
Advancer 6	50,000	50,000	7,226	7,114
Advancer 7	31,012	31,012	4,482	4,412
Advancer 8	31	31	4	4
Advancer 9	21,300	21,300	3,078	3,030
	¥3,095,091	¥3,095,091	$447,306	$440,344

The related verbal agreements between Yubo Beijing and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	March 31,	December 31,
	2026	2025
	(Unaudited)
Mr. Yang Wang (1)	$129,956	$129,956
Mr. Jun Wang (2)	1,242,319	1,025,624
Ms. Huang Li (3)	55,486	55,486
Mr. Yanxi Wang	374	374
Total	$1,428,135	$1,211,440

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.
(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the CEO of the Company and Yubo Beijing.
(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value 0.001 per share, 1,000,000,000 shares authorized, 170,416,343 shares issued and outstanding at March 31, 2026 and December 31, 2025.

Common Stock Class B – par value 0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at March 31, 2026 and December 31, 2025.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at March 31, 2026 and December 31, 2025.

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

Since inception to March 31, 2026, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of March 31, 2026.  As a result, these entities have not accrued statutory reserve funds.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

On February 27, 2020, Yubo Beijing executed an Entrustment Technical Service Agreement with Beijing Zhenhuikang Biotechnology Co. LTD (“Zhenhuikang”), an entity controlled by Mr. Yulin Cao (who is a director of Platinum and Yubo Beijing). The Agreement provides for Zhenhuikang to, among other things, assist Yubo Beijing in the preparation of 300 sets of endometrial stem cell harvesting packages. As amended July 2, 2020, the Agreement provides for Yubo Beijing to pay Zhenhuikang at the rate of RMB 666 per set or RMB 199,800 total ($27,564 at the 6.9194 current exchange rate at  March 31, 2026). As of December 31, 2025, preparation of the stem cell harvesting packages has not yet commenced, no payments to Zhenhuikang have been made, and no expense or liability has been recorded.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to March 31, 2026.

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

The components of deferred tax assets were as follows:

	March 31, 2026	December 31, 2025
	(Unaudited)
Net operating losses carry forward	$2,128,092	$1,833,066
Valuation allowance	(2,128,092)	(1,833,066)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	For the three months ended March 31, 2026	For the three months ended March 2025
	(Unaudited)	(Unaudited)
Income tax (benefit) at 25%	$(295,026)	$(467,297)
Net loss of Platinum	-	-
Increase in valuation allowance	295,026	467,297
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of March 31, 2026 and December 31, 2025.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB 500,000 (approximately $68,500 at March 31, 2026). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of March 31, 2026 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$-	$359	$74,460	$-	$523,004	$-	$597,823
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	-	-	529,815	722,172	-
Intercompany receivables	-	-	452,103	-	977,039	(1,429,142)	-
Other assets	-	-	-	-	112,048	-	112,049
Total Assets	$(2,181,987)	$930,359	526,563	-	2,141,906	(706,970)	709,872
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$-	$150,000	$52,862	$-	$2,816,589	$-	$3,019,451
Intercompany payables	-	-	45,524	-	1,375,519	(1,421,034)	-
Other liabilities	-	-	-	-	-	-	-
Total Liabilities	-	150,000	98,386	-	4,192,108	(1,421,034)	3,019,451

Shareholders' Deficit:
Capital stock and additional paid in capital	-	1,569,229	865,059	-	4,786,843	(1,581,829)	5,639,303
Accumulated deficit	(2,181,987)	(788,870)	(436,883)	-	(6,900,830)	2,295,902	(8,011,072)
Accumulated other comprehensive income (loss)	-	-	-	-	75,749	-	74,153
Non-controlling interests	-	-	-	-	(11,964)	-	(11,964)
Total Deficit	(2,181,987)	780,359	428,117	-	(2,050,202)	714,074	(2,309,579)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$526,563	$-	$2,141,906	$(706,970)	$709,872

A condensed consolidating statement of operations of the Company for the three months ended March 31, 2026:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$-	$-	$-	$-	$-	$-	$-
Cost of goods and services sold	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Total operating expenses	-	-	-	-	289,274	-	289,274
Loss from operations	-	-	-	-	(289,274)	-	(289,274)
Other income (expense)	-	-	-	-	(5,752)	-	(5,752)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(2,050,202)	-	-	-	-	2,050,202	-
Net Loss	$(2,050,202)	$-	$-	$-	$(295,026)	$2,050,202	$(295,026)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three months ended March 31, 2026 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Our corporate structure involving the VIE provides investors with contractual exposure to foreign investment in China-based companies where PRC laws prohibit direct foreign investment in Chinese operating companies in certain industries, such as Yubo Beijing. This structure involves unique risks to investors and is subject to risks relating to our contractual arrangements with Yubo Beijing and its shareholders. Our contractual arrangements with Yubo Beijing have not been tested in a court of law. If the PRC government finds these contractual arrangements non-compliant with the restrictions on direct foreign investment in the relevant industries, or if the relevant PRC laws, regulations, and rules or the interpretation thereof change in the future, we could be subject to severe penalties or be forced to relinquish our interests in Yubo Beijing or forfeit our rights under the contractual arrangements. Further, the Chinese regulatory authorities could disallow our contractual arrangements with Yubo Beijing, which would likely result in a material adverse change in our operations, and, given the resulting inability to consolidate Yubo Beijing’s financial results in our consolidated financial statements, in the value of our Class A common stock, which could significantly decline or become worthless. For more information regarding the VIE structure and its associated risks, see “—The VIE and China Operations” below and “Part I—Item 1A. Risk Factors—Risks Related to Our Corporate Structure” in our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. Key factors affecting our results of operations include revenues, cost of goods sold, operating expenses and income and taxation.

The VIE and China Operations

We are a U.S. holding company primarily operating through our wholly owned subsidiary, Platinum. Platinum is not a Chinese operating company but a Cayman Islands holding company, which in turn operates in China through (i) its Hong Kong and PRC subsidiaries, including Yubo Global and Yubo Chengdu (or the WFOE), in which we hold equity ownership interests, and (ii) Yubo Beijing, a Chinese operating company that conducts the day-to-day business operations in China as described in this Quarterly Report, and its subsidiaries Yubo Phoenix, Yubo Jingzhi and Yubo Shenzhen. We do not own any equity interest in Yubo Beijing, Yubo Phoenix, Yubo Jingzhi or Yubo Shenzhen.

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

Furthermore, the PRC government may adopt new measures that may affect Yubo Beijing’s operations, or exert more oversight and control over offerings conducted outside of China and foreign investment in China-based companies, and we may be subject to challenges brought by these new laws, regulations and policies. These legal and operational risks, together with uncertainties in the PRC legal system and the interpretation and enforcement of PRC laws, regulations and policies, could hinder our ability to offer or continue to offer securities to investors, result in a material adverse change to Yubo Beijing’s business operations, and damage Yubo Beijing’s reputation, each of which could cause our Class A common stock to significantly decline in value or become worthless. For a detailed description of risks related to doing business in China, please refer to risks disclosed under “Item 1A. Risk Factors—Risks Related to Doing Business in China” in our annual report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026.

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

As of the date of this Quarterly Report, our auditor, HCL PLLC, an independent registered public accounting firm that is headquartered in the United States, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. However, we cannot assure you whether OTC Markets or regulatory authorities would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act after two consecutive years of such determination, and as a result, the SEC may prohibit the trading of our securities and OTC Markets may delist our securities. If our securities are unable to be listed on another securities exchange, such a delisting would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

Yubo Beijing’s business involves the processing of personal information of customers using Yubo Beijing’s healthcare products and receiving Yubo Beijing’s services, which may be deemed as sensitive personal information. As of the date of this Quarterly Report, (i) Yubo Beijing is not in possession of or otherwise holding personal information of over one million users and it is also highly unlikely that Yubo Beijing will reach such threshold in the near future, and (ii) Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying it as a CIIO or requiring it to go through cybersecurity review or similar government reviews. As such, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to the cybersecurity review. Considering that (i) as of the date of this Quarterly Report, Yubo Beijing has not received any notice or determination from the CAC or other applicable PRC governmental authorities identifying Yubo Beijing as a CIIO, (ii) as of the date of this Quarterly Report, no data processed by Yubo Beijing has been notified by relevant authorities or regions, or publicly announced as important data , and (iii) during each fiscal years 2023, 2024 and 2025 and since January 1, 2021, Yubo Beijing has not provided personal information of one million individuals or sensitive personal information of 100,000 individuals outbound accumulatively, based on its understanding of current PRC laws and regulations, we believe that Yubo Beijing is currently not subject to such security assessment by the CAC.

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

Major Customers

Yubo Beijing has historically generated most of its revenue from a limited number of customers. No sales were made during the three months ended March 31, 2026.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Sales, Cost of Goods Sold and Gross Profit

Our sales were nil for each of the three months ended March 31, 2026 and March 31, 2025. As a result, our cost of goods sold and gross profit were nil for each of the three months ended March 31, 2026 and March 31, 2025. Based on our current status, due to changes in the market environment, the Company has continued to conduct market research and evaluation, including assessment of market outlook, risk factors and compliance considerations. The Company has also been actively exploring more effective sales approaches and distribution channels. As a result, the Company has not yet generated revenue from these products during the relevant period.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $289,274, as compared to $467,299 for the three months ended March 31, 2025, a decrease of $178,025 or 38%. The decrease in operating expenses was primarily driven by lower occupancy costs following the early termination of certain leases and a reduction in employee compensation and depreciation expenses.

Loss from Operations

Our loss from operations for the three months ended March 31, 2026 was $289,274, as compared to a loss from operations of $467,299 for the same period in 2025, a decrease of $178,025 or 38%. The decrease in loss from operations was primarily attributable to the decrease in operating expenses.

Other Income (Expense)

Our other expense for the three months ended March 31, 2026 was $5,752, as compared to $19 for the same period in 2025. The increase in other expenses was primarily due to bad debt recognized during the quarter.

Net Loss

Our net loss for the three months ended March 31, 2026 was $295,026, as compared to a net loss of $467,318 for the same period in 2025, a decrease of $172,292 or 37%. The decrease in net loss was primarily due to lower operating expenses, partially offset by other expense items.

Liquidity and Capital Resources

Our material cash requirements as of March 31, 2026 and any subsequent interim period primarily include our capital expenditures, operating lease commitments, and working capital requirements.

As of March 31, 2026, we had cash and cash equivalents on hand of $10,382 and a negative working capital of $2,421,628. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2026. With such financial support letter, we believe that our cash on hand and working capital will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2026. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2026. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $205,561, as compared to net cash used in operating activities of $392,045 for the same period in 2025, a decrease of $186,484 or 48%. The decrease was primarily driven by a reduction in net loss, partially offset by changes in working capital items.

Net cash provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2026 was nil, as compared to net cash used in investing activities of $6,186 for the same period in 2025, primarily due to absence of purchases of equipment during the quarter.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $214,523, as compared to $277,780 for the same period in 2025, a decrease of $63,257 or 23%. The decrease was primarily due to lower advances from related parties.

Shareholder Loans

As of March 31, 2026, we had payables due to Mr. Jun Wang, our President and a director, in the amount of $1,242,319, to Mr. Yang Wang, our Chief Executive Officer and director, in the amount of $129,956, to Mr. Huang Li, our indirect shareholder, in the amount of $55,786, and to Mr. Yanxi Wang, our shareholder, in the amount of $374.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

Going concern

The accompanying interim unaudited consolidated financial statements for the three months ended March 31, 2026 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three months ended March 31, 2026, we had net losses of $295,026. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our operating expenses and seeking third party equity and/or debt financing. On March 31, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder, and our President and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in “Part I, Item 1A.—Risk Factors” and elsewhere in our annual report on Form 10-K filed on March 31, 2026, which could materially affect our business, financial condition, cash flows or future results. The risks described in our annual report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: May 15, 2026	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

