Form 10-Q
period 2026-06-30
Yubo International Biotech Ltd
filed 2026-08-14
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – August 11, 2026.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2026 and 2025

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$11,989	$8,062
Receivables	138,052	138,043
Prepaid expenses	110,982	209,316
Inventory	24,803	24,034
Due from related parties	297,273	288,057
Total Current Assets	583,098	667,512

Property and equipment, net	17,444	43,030
Intangible assets, net	39,883	42,080
Operating lease right of use asset	15,655	78,783
Lease security deposit	16,192	15,690
Total Assets	$672,272	$847,094
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $1,253,792 and $1,008,758 as of June 30, 2026 and December 31, 2025, respectively)	$1,307,427	$1,060,730
Advances from prospective customers (including advances from prospective customers of VIE without recourse to the Company of $454,432 and $440,344 as of June 30, 2026 and December 31, 2025, respectively)	454,432	440,344
Due to related parties (including due to related parties of VIE without recourse to the Company of $1,400,015 and $1,061,372 as of June 30, 2026 and December 31, 2025, respectively)	1,550,084	1,211,440
Operating lease liabilities – current (including operating lease liabilities – current of VIE without recourse to the Company of $15,655 and $78,783 as of June 30, 2026 and December 31, 2025, respectively)	15,655	78,783
Total Current Liabilities	3,327,598	2,791,297

Non-current liabilities
Operating lease liabilities – non-current (including operating lease liabilities – non-current of VIE without recourse to the Company of $0 and $0 as of June 30, 2026 and December 31, 2025, respectively)	—	—
Total Liabilities	3,327,598	2,791,297

Commitments and contingencies	—	—

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	—	—
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 170,416,343 issued and outstanding at June 30, 2026 and December 31, 2025.	170,416	170,416
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2026 and December 31, 2025.	4	4
Additional Paid in Capital	5,468,883	5,468,883
Accumulated deficit	(8,260,616)	(7,740,059)
Accumulated other comprehensive income (loss)	(1,278)	146,100
Total deficit attributable to common shareholders	(2,622,591)	(1,954,657)
Non-controlling interests	(32,736)	10,454
Total Deficit	(2,655,327)	(1,944,203)
Total Liabilities and Shareholders' Equity	$672,272	$847,094

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$—	$—	$—	$—
Cost of goods and services sold	—	—	—	—
Gross Profit	—	—	—	—
Operating expenses:
Employee compensation	165,491	183,864	357,281	389,661
Occupancy	28,609	49,723	56,800	99,446
Depreciation and amortization of property and equipment	793	41,744	26,538	83,007
Amortization of intangible assets	162	3,400	3,487	6,760
Other operating expenses	43,806	(29,032)	84,028	13,220
Total Operating Expenses	238,860	249,699	528,135	592,094
Income (loss) from operations	(238,860)	(249,699)	(528,135)	(592,094)

Other Income (Expenses)
Other income (expenses)	(29,860)	(23)	(35,612)	(42)
Total Other Income (Expenses)	(29,860)	(23)	(35,612)	(42)

Loss before Provision for Income Tax	(268,721)	(249,722)	(563,747)	(592,136)

Provision for Income Tax	—	—	—	—

Net loss	$(268,721)	$(249,722)	$(563,747)	$(592,136)
Net loss attributable to non-controlling interest	(20,772)	(19,389)	(43,190)	(51,077)
Net loss attributable to common stockholders	(247,949)	(230,333)	(520,557)	(541,059)

Net loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	170,420,790	119,820,790	170,420,790	119,820,790

Comprehensive income (loss)
Net loss to the Company	$(247,949)	$(230,333)	$(520,557)	$(541,059)
Net loss to NCI	(20,772)	(19,389)	(43,190)	(51,077)
Foreign currency translation adjustment to the Company	(77,027)	(100,456)	(147,377)	90,185
Foreign currency translation adjustment to the NCI	—	14,809	—	(57,168)
Total comprehensive income (loss)	$(345,747)	$(335,369)	$(711,124)	$(559,119)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2025	170,416,343	$170,416	4,447	4	5,468,883	(7,740,059)	146,100	$(1,954,657)	10,454	(1,944,203)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	(272,608)	-	(272,608)	(22,418)	(295,026)

Foreign currency translation adjustment	-	-	-	-	-	-	(70,351)	(70,351)	-	(70,351)

BALANCE, March 31, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,012,667)	75,749	$(2,297,616)	(11,964)	(2,309,579)

Net loss for the three months ended June 30, 2026	-	-	-	-	-	(247,949)	-	(247,949)	(20,772)	(268,721)

Foreign currency translation adjustment	-	-	-	-	-	-	(77,027)	(77,027)	-	(77,027)

BALANCE, June 30, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,260,616)	(1,278)	$(2,622,591)	(32,736)	(2,655,327)

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,811)	127,044	$(3,424,464)	126,774	(3,297,690)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	(435,630)	-	(435,630)	(31,688)	(467,318)

Foreign currency translation adjustment	-	-	-	-	-	-	190,641	190,641	(71,977)	118,664

BALANCE, March 31, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,096,442)	317,685	$(3,669,453)	23,109	(3,646,345)

Net loss for the three months ended June 30, 2025	-	-	-	-	-	(230,333)	-	(230,333)	(19,389)	(249,722)

Foreign currency translation adjustment	-	-	-	-	-	-	(100,456)	(100,456)	14,809	(85,647)

BALANCE, June 30, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,326,775)	217,229	$(4,000,242)	18,529	(3,981,714)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the six months ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(563,747)	$(592,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,026	89,766
Bad debt of prepaid expenses	29,050	—
Changes in operating assets and liabilities:
Receivables	(8)	46,979
Prepaid expense	14,150	(45,430)
Inventory	—	(697)
Due from related parties	—	(5,235)
Lease security deposit	—	80,018
Accounts payable and accrued expenses	199,269	12,662
Advances from prospective customers	—	8,002
Net cash used in operating activities	(291,261)	$(406,071)

Cash flows from investing activities:
Proceeds for sale of Equipment	—	79,904
Net cash provided in investing activities	—	79,904

Cash flows from financing activities:
Advances from related parties (net)	291,754	473,919
Net cash provided by financing activities	291,754	473,919

Effect of exchange rate changes	3,434	(144,351)

Net increase (decrease) in cash	3,927	3,401
Cash at beginning of period	8,062	7,015
Cash at end of period	$11,989	$10,416

Supplemental Cash Flow Information:
Income taxes paid	—	—
Interest paid	—	—

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2026 and 2025

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company • Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company • Incorporated on September 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE

Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing

Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 31, 2020	100% owned by Platinum HK

Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	• A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing

EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	• A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at June 30, 2026 and December 31, 2025 consist of:

	June 30, 2026	December 31, 2025
Cash	$7,672	$3,869
Receivables (net)	66,362	68,576
Prepaid Expenses	110,982	209,316
Inventory	24,803	24,034
Due from related parties	297,273	288,057
Property and equipment (net)	17,444	43,030
Intangible assets (net)	39,883	42,080
Operating lease right of use asset	15,655	78,783
Lease security deposit	16,192	15,690
Receivables from other consolidated entities (A)	1,462,202	1,345,332
Total assets	2,058,467	2,118,772

Accounts payable and accrued expenses	1,253,792	1,008,758
Advances from prospective customers/distributors	454,432	440,344
Due to related parties	1,400,015	1,061,372
Operating lease liabilities	15,655	78,783
Payables to other consolidated entities (A)	1,336,650	1,224,020
Total liabilities	4,460,544	3,813,277
Shareholders' equity	$(2,402,077)	$(1,694,505)

(A)	Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at June 30, 2026 and a condensed consolidating statement of operations of the Company for the six months ended June 30, 2026.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=RMB6.9199 for the six months ended June 30, 2026 and $1=RMB7.2317 for the six months ended June 30, 2025), assets and liabilities are translated at the current exchange rate at the end of the period ($1=RMB6.8109 at June 30, 2026 and $1=RMB7.0288 at December 31, 2025), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of June 30, 2026 and December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At June 30, 2026, the Company had cash of $11,989 and negative working capital of $2,744,500. For the six months ended June 30, 2026 and 2025, the Company had losses of $563,747 and $592,136, respectively. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing.  On March 31, 2026, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from March 31, 2026.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Nebulizers and components	$—	$—
Oral liquid health products	—	—
Beauty care products	—	—
Other	24,803	24,034
Total Inventory	$24,803	$24,034

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$297,273	$288,057
Total Due from Related Parties	$297,273	$288,057

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The amount due from related parties is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Leasehold improvements	$187,186	$187,186
X-Ray equipment	18,900	18,900
Office equipment	21,420	21,420
Total property and equipment	227,506	227,506
Less accumulated depreciation and amortization	(210,062)	(184,476)
Property and equipment, net	$17,444	$43,030

For the three months ended June 30, 2026 and 2025, depreciation and amortization of property and equipment was $793 and $41,744, respectively.

For the six months ended June 30, 2026 and 2025, depreciation and amortization of property and equipment was $26,538 and $83,007, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Distribution software	$33,912	$33,912
Experience center software	38,773	38,773
Patents acquired from related party	10,851	10,851
Wechat application	10,960	10,960
Total intangible assets	94,496	94,496
Less: Accumulated amortization	(54,613)	(52,416)
Intangible assets, net	$39,883	$42,080

For the three months ended June 30, 2026 and 2025, amortization of intangible assets expense was $162 and $3,400, respectively.

For the six months ended June 30, 2026 and 2025, amortization of intangible assets expense was $3,487 and $6,760, respectively.

At June 30, 2026, the expected future amortization of intangible assets expense was:

Year ending December 31, 2026	$3,487
Thereafter	36,396
Total	$39,883

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing, China for a term of two years from August 26, 2024 to August 25, 2026. The lease provides for a security deposit of RMB110,000 ($16,151) and monthly rent of RMB55,000 ($8,075).

The Company’s maturity analysis of operating lease liabilities as of June 30, 2026 is as follows:

Operating Leases
Total lease payments	$15,686
Less: imputed interest	(31)
Present value of operating lease liabilities	$15,655
Less: current obligation	(15,655)
Long-term obligation as of June 30, 2026	$—

Supplemental disclosure related to operating leases was as follows:

As of June 30, 2026
Weighted average remaining lease term of operating leases	0.15 years
Weighted average discount rate of operating leases	4.75%

The operating lease liabilities totaled $15,655 at June 30, 2026 and represent the present value, discounted at an estimated incremental borrowing rate of 4.75%, of future lease payments totaling $15,686.

For the three months ended June 30, 2026 and 2025, occupancy expense attributable to leases was $28,609 and $49,723, respectively.

For the six months ended June 30, 2026 and 2025, occupancy expense attributable to leases was $56,800 and $99,446, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS/DISTRIBUTORS

Advances from prospective customers/distributors consists of:

	In RMB		In USD
Source of Advance	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(Unaudited)		(Unaudited)
Advancer 1	1,544,748	1,544,748	$226,805	$219,774
Advancer 2	550,000	550,000	80,753	78,249
Advancer 3	500,000	500,000	73,412	71,136
Advancer 4	348,000	348,000	51,095	49,511
Advancer 5	50,000	50,000	7,341	7,114
Advancer 6	50,000	50,000	7,341	7,114
Advancer 7	31,012	31,012	4,553	4,412
Advancer 8	31	31	5	4
Advancer 9	21,300	21,300	3,127	3,030
	3,095,091	3,095,091	$454,432	$440,344

The related verbal agreements between Yubo Beijing and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	June 30,	December 31,
	2026	2025
	(Unaudited)
Mr. Yang Wang (1)	$129,956	$129,956
Mr. Jun Wang (2)	1,364,268	1,025,624
Ms. Huang Li (3)	55,486	55,486
Mr. Yanxi Wang	374	374
Total	$1,550,084	$1,211,440

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the President of the Company and CEO of Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

The due to related parties payables are noninterest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value $0.001 per share, 1,000,000,000 shares authorized, 170,416,343 shares issued and outstanding at June 30, 2026 and December 31, 2025.

Common Stock Class B – par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at June 30, 2026 and December 31, 2025.

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

At the closing of the Transaction, the Company issued 42,000,000 shares and 8,600,000 shares of Class A Common Stock to FlyDragon and ChinaOne, respectively. The purchase price of each Share was $0.05 per Share, which represents approximately 125% of the closing price of Class A Common Stock on OTCQB on July 23, 2025. The Company did not receive any net proceeds from the Transaction as the consideration was in the form of cancellation of certain shareholder loans of the Company that were due and payable to Jun Wang and Yang Wang.

The Securities Purchase Agreement contained customary representations, warranties, and covenants of the Company and the Purchasers, and customary closing conditions, indemnification rights, and other obligations of the parties. The Transaction was closed on July 31, 2025.

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at June 30, 2026 and December 31, 2025.

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

Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)

Yubo Beijing has subscribed capital of $1,454,038 (RMB10,000,000), all of which was paid by its shareholders as of December 31, 2021.

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

Since inception to June 30, 2026, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of June 30, 2026.  As a result, these entities have not accrued statutory reserve funds.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to June 30, 2026.

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

The composition of income tax expense was as follows:

	Six months ended June 30, 2026	Six months ended June 30, 2025
(Unaudited)
Current income tax expense	$—	$—
Deferred income tax expense	—	—
Provision for income taxes	$—	$—

The components of deferred tax assets were as follows:

	June 30, 2026	December 31, 2025
	(Unaudited)
Deferred tax assets, gross	$1,974,003	$1,833,066
Valuation allowance	(1,974,003)	(1,833,066)
Deferred tax assets, net	$—	$—

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	Six months ended June 30, 2026	Six months ended June 30, 2025
	(Unaudited)
Loss before provision for income taxes	$(563,747)	$(592,136)
Income tax benefit computed at an applicable tax rate of 25%	(140,937)	(148,034)
Change in valuation allowance	140,937	148,034
Provision for income taxes	$—	$—

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of June 30, 2026 and December 31, 2025.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB500,000 (approximately $79,207 at June 30, 2026). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

There were no sales for the six months ended June 30, 2026.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of June 30, 2026 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$—	$359	$75,647	$—	$507,092	$—	$583,098
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	—	—	538,607	713,380	—
Intercompany receivables	—	—	459,305	—	923,595	(1,382,900)	—
Other assets	—	—	—	—	89,173	—	89,173
Total Assets	$(2,181,987)	$930,359	534,952	—	2,058,467	(669,520)	672,272
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$—	$150,000	$53,704	$—	$3,123,894	$—	$3,327,598
Intercompany payables	—	—	46,249	—	1,336,650	(1,382,900)	—
Other liabilities	—	—	—	—	—	—	—
Total Liabilities	—	150,000	99,954	—	4,460,544	(1,382,900)	3,327,598

Shareholders' Deficit:
Capital stock and additional paid in capital	—	1,569,229	878,840	—	4,823,148	(1,631,914)	5,639,303
Accumulated deficit	(2,181,987)	(788,870)	(443,842)	—	(7,191,211)	2,345,294	(8,260,616)
Accumulated other comprehensive income (loss)	—	—	—	—	(1,278)	—	(1,278)
Non—controlling interests	—	—	—	—	(32,736)	—	(32,736)
Total Deficit	(2,181,987)	780,359	434,998	—	(2,402,077)	713,380	(2,655,327)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,359	$534,952	$—	$2,058,467	$(669,520)	$672,272

A condensed consolidating statement of operations of the Company for the six months ended June 30, 2026:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$—	$—	$—	$—	$—	$—	$—
Cost of goods and services sold	—	—	—	—	—	—	—
Gross profit	—	—	—	—	—	—	—
Total operating expenses	—	—	—	—	528,135	—	528,135
Loss from operations	—	—	—	—	(528,135)	—	(528,135)
Other income (expense)	—	—	—	—	(35,612)	—	(35,612)
Equity in net loss of subsidiaries and variable interest entity (VIE)	(2,402,077)	—	—	—	—	2,402,077	—
Net Loss	$(2,402,077)	$—	$—	$—	$(563,747)	$2,402,077	$(563,747)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Critical Accounting Principles

This section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three months ended June 30, 2026 and 2025 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025, and for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Sales, Cost of Goods Sold and Gross Profit

Our sales were $0 for both the three months ended June 30, 2026 and 2025. As a result, our cost of goods sold and gross profit were also $0 for both periods.

Our sales were $0 for both the six months ended June 30, 2026 and 2025. As a result, our cost of goods sold and gross profit were also $0 for both periods. Based on our current status, due to changes in the market environment, the Company has continued to conduct market research and evaluation, including assessment of market outlook, risk factors and compliance considerations. The Company has also been actively exploring more effective sales approaches and distribution channels. As a result, the Company has not yet generated revenue from these products during the relevant period.

Operating Expenses

Our operating expenses decreased by $10,839, or 4.3%, to $238,860 for the three months ended June 30, 2026 from $249,699 for the three months ended June 30, 2025. The decrease primarily reflected lower depreciation and amortization of property and equipment and lower occupancy expense, partially offset by higher other operating expenses.

Our operating expenses decreased by $63,959, or 10.8%, to $528,135 for the six months ended June 30, 2026 from $592,094 for the six months ended June 30, 2025. The decrease primarily reflected lower depreciation and amortization of property and equipment, occupancy expense and employee compensation, partially offset by higher other operating expenses.

Loss from Operations

Our loss from operations decreased by $10,839, or 4.3%, to $238,860 for the three months ended June 30, 2026 from $249,699 for the three months ended June 30, 2025, reflecting the decrease in operating expenses.

Our loss from operations decreased by $63,959, or 10.8%, to $528,135 for the six months ended June 30, 2026 from $592,094 for the six months ended June 30, 2025, reflecting the decrease in operating expenses.

Other Income (Expense)

We recorded other expense of $29,860 for the three months ended June 30, 2026, compared with other expense of $23 for the three months ended June 30, 2025. The increase in other expense was primarily due to bad debt recognized during the quarter.

We recorded other expense of $35,612 for the six months ended June 30, 2026, compared with other expense of $42 for the six months ended June 30, 2025. The increase in other expense was primarily due to bad debt recognized during the period.

Net Loss

Our net loss increased by $18,999, or 7.6%, to $268,721 for the three months ended June 30, 2026 from $249,722 for the three months ended June 30, 2025. The increase in other expense more than offset the decrease in operating expenses.

Our net loss decreased by $28,389, or 4.8%, to $563,747 for the six months ended June 30, 2026 from $592,136 for the six months ended June 30, 2025. The decrease in net loss was primarily due to lower operating expenses, which was partially offset by the change to other expense items.

Liquidity and Capital Resources

Our material cash requirements as of June 30, 2026 and any subsequent interim period primarily include our capital expenditures, operating lease commitments, and working capital requirements.

As of June 30, 2026, we had cash and cash equivalents on hand of $11,989 and negative working capital of $2,744,500. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On March 31, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following March 31, 2026. With such financial support letter, we believe that our cash on hand will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through 2026. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2026. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $291,261 for the six months ended June 30, 2026, compared with $406,071 for the six months ended June 30, 2025. The decrease in cash used primarily reflected lower net loss and changes in operating assets and liabilities.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $0 for the six months ended June 30, 2026, compared with $79,904 for the six months ended June 30, 2025. The decrease reflected the absence of proceeds from sales of equipment in 2026.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $291,754 for the six months ended June 30, 2026, compared with $473,919 for the six months ended June 30, 2025. The decrease reflected lower net advances from related parties.

Shareholder Loans

As of June 30, 2026, we had payables due to Mr. Jun Wang, our President and a director, of $1,364,268; Mr. Yang Wang, our Chief Executive Officer and a director, of $129,956; Ms. Huang Li, our indirect shareholder, of $55,486; and Mr. Yanxi Wang, our shareholder, of $374.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and six months ended June 30, 2026 and 2025 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and six months ended June 30, 2026, we had net losses of $268,721 and $563,747, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. – Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2021)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema Document
101.cal	Inline XBRL Taxonomy Calculation Document
101.def	Inline XBRL Taxonomy Linkbase Document
101.lab	Inline XBRL Taxonomy Label Linkbase Document
101.pre	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YUBO INTERNATIONAL BIOTECH LIMITED

Date: August 14, 2026	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

