Form 10-Q
period 2026-09-30
Yubo International Biotech Ltd
filed 2026-11-10
CIK 895464

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date – November 10, 2026.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

YUBO INTERNATIONAL BIOTECH LIMITED

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2026 and 2025

5

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED BALANCE SHEETS

(Expressed in US Dollars)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash	$9,465	$8,062
Receivables	123,473	138,043
Prepaid expenses	123,385	209,316
Inventory	22,410	24,034
Due from related parties	300,619	288,057
Total Current Assets	579,352	667,512

Property and equipment, net	17,125	43,030
Intangible assets, net	38,540	42,080
Operating lease right of use asset	-	78,783
Lease security deposit	16,374	15,690
Total Assets	$651,391	$847,094
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (including accounts payable and accrued expenses of VIE without recourse to the Company of $1,349,598 and $1,008,758 as of September 30, 2026 and December 31, 2025, respectively)	$1,403,836	$1,060,730
Advances from prospective customers (including advances from prospective customers of VIE without recourse to the Company of $467,713 and $440,344 as of September 30, 2026 and December 31, 2025, respectively)	467,713	440,344
Due to related parties (including due to related parties of VIE without recourse to the Company of $1,527,807 and $1,061,372 as of September 30, 2026 and December 31, 2025, respectively)	1,677,878	1,211,440
Operating lease liabilities – current (including operating lease liabilities – current of VIE without recourse to the Company of 0 and $78,783 as of September 30, 2026 and December 31, 2025, respectively)	-	78,783
Total Current Liabilities	3,549,427	2,791,297

Non-current liabilities
Operating lease liabilities – non-current (including operating lease liabilities – non-current of VIE without recourse to the Company of 0 at September 30, 2026 and December 31, 2025)	-	-
Total Liabilities	3,549,427	2,791,297

Commitments and contingencies	-	-

Shareholders' Deficit:
Preferred stock, par value $0.01 per share, 5,000,000 shares authorized, none issued	-	-
Common stock, Class A par value $0.001 per share; authorized 1,000,000,000 shares, 170,416,343 issued and outstanding at September 30, 2026 and December 31, 2025.	170,416	170,416
Common stock, Class B, par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2026 and December 31, 2025.	4	4
Additional Paid in Capital	5,468,883	5,468,883
Accumulated deficit	(8,448,993)	(7,740,059)
Accumulated other comprehensive income (loss)	(40,260)	146,100
Total deficit attributable to common shareholders	(2,849,950)	(1,954,657)
Non-controlling interests	(48,086)	10,454
Total Deficit	(2,898,036)	(1,944,203)
Total Liabilities and Shareholders' Equity	$651,391	$847,094

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Expressed in US Dollars)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Sales of products and services	$-	$-	$-	$-
Cost of goods and services sold	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses:
Employee compensation	163,649	192,869	520,930	582,530
Occupancy	28,707	46,920	85,507	146,366
Depreciation and amortization of property and equipment	650	41,893	27,188	124,900
Amortization of intangible assets	1,772	1,694	5,260	8,454
Other operating expenses	8,610	26,758	92,637	39,978
Total Operating Expenses	203,388	310,134	731,522	902,228
Income (loss) from operations	(203,388)	(310,134)	(731,522)	(902,228)

Other Income (Expenses)
Other income (expenses), net	(338)	(18)	(35,951)	(60)
Total Other Income (Expenses)	(338)	(18)	(35,951)	(60)

Loss before Provision for Income Tax	(203,726)	(310,152)	(767,473)	(902,288)

Provision for Income Tax	-	-	-	-

Net loss	$(203,726)	$(310,152)	$(767,473)	$(902,288)
Net loss attributable to non-controlling interest	(15,350)	(33,381)	(58,540)	(84,458)
Net loss attributable to common stockholders	(188,376)	(276,771)	(708,933)	(817,830)

Net loss per share basic and diluted	$-	$-	$-	$(0.01)
Weighted average common shares outstanding basic and diluted	170,420,790	147,870,790	170,420,790	129,273,537

Comprehensive income (loss)
Net loss to the Company	$(188,376)	$(276,771)	$(708,933)	$(817,830)
Net loss to non-controlling interests	(15,350)	(33,381)	(58,540)	(84,458)
Foreign currency translation adjustment to the Company	(38,983)	(40,779)	(186,360)	49,406
Foreign currency translation adjustment to non-controlling interests	-	75,635	-	18,467
Total comprehensive income (loss)	$(242,709)	$(275,296)	$(953,833)	$(834,415)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Expressed in US Dollars)

Three Months ended September 30, 2026

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, June 30, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,260,616)	(1,278)	$(2,622,591)	(32,736)	(2,655,327)

Net loss for the three months ended September 30, 2026	-	-	-	-	-	(188,376)	-	(188,376)	(15,350)	(203,726)

Foreign currency translation adjustment	-	-	-	-	-	-	(38,983)	(38,983)	-	(38,983)

BALANCE, September 30, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,448,993)	(40,260)	$(2,849,950)	(48,086)	(2,898,036)

Three Months ended September 30, 2025

	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, June 30, 2025	119,816,343	$119,816	4,447	4	2,989,483	(7,201,870)	217,229	$(3,875,338)	18,529	(3,856,809)

Net loss for the three months ended September 30, 2025	-	-	-	-	-	(276,771)	-	(276,771)	(33,381)	(310,152)

Foreign currency translation adjustment	-	-	-	-	-	-	(40,779)	(40,779)	75,635	34,856

Issuance of ordinary shares	50,600,000	$5,060	-	-	2,524,940	-	-	$2,530,000	-	2,530,000

BALANCE, September 30, 2025	170,416,343	$124,876	4,447	4	5,514,423	(7,478,641)	176,450	$(1,662,888)	60,783	(1,602,105)

Nine Months ended September 30, 2026
	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2025	170,416,343	$170,416	4,447	4	5,468,883	(7,740,059)	146,100	$(1,954,657)	10,454	(1,944,203)

Net loss for the nine months ended September 30, 2026	-	-	-	-	-	(708,933)	-	(708,933)	(58,540)	(767,473)

Foreign currency translation adjustment	-	-	-	-	-	-	(186,360)	(186,360)	-	(186,360)

BALANCE, September 30, 2026	170,416,343	$170,416	4,447	4	5,468,883	(8,448,993)	(40,260)	$(2,849,950)	(48,086)	(2,898,036)
Nine Months ended September 30, 2025
	Common Stock				Additional		Accumulated Other Comprehensive	Total	Non-	Total
	Class A		Class B		paid in	Accumulated	Income	Company’s	controlling	Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	(loss)	deficit	interest	Deficit
BALANCE, December 31, 2024	119,816,343	$119,816	4,447	4	2,989,483	(6,660,811)	127,044	$(3,424,464)	126,774	(3,297,690)

Issuance of ordinary shares	50,600,000	5,060	-	-	2,524,940	-	-	2,530,000	-	2,530,000

Net loss for the nine months ended September 30, 2025	-	-	-	-	-	(817,830)	-	(817,830)	(84,458)	(902,288)

Foreign currency translation adjustment	-	$-	-	-	-	-	49,406	$49,406	18,467	67,873

BALANCE, September 30, 2025	170,416,343	$124,876	4,447	4	5,514,423	(7,478,641)	176,450	$(1,662,888)	60,783	(1,602,105)

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in US Dollars)

	For the nine months ended September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(767,473)	$(902,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,448	133,354
Bad debt of prepaid expenses	29,050	-
Changes in operating assets and liabilities:
Receivables	14,571	50,697
Prepaid expense	56,880	(5,636)
Lease security deposit	-	79,722
Accounts payable and accrued expenses	343,106	(80,636)
Advances from prospective customers	-	10,737
Net cash used in operating activities	(291,418)	$(714,050)

Cash flows from investing activities:
Proceeds for sale of Equipment	-	79,904
Net cash provided in investing activities	-	79,904

Cash flows from financing activities:
Advances from related parties (net)	303,213	473,919
Net cash provided by financing activities	303,213	473,919

Effect of exchange rate changes	(10,392)	164,138

Net increase (decrease) in cash	1,403	3,911
Cash at beginning of period	8,062	7,015
Cash at end of period	$9,465	$10,926

Supplemental Cash Flow Information:
Income taxes paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

YUBO INTERNATIONAL BIOTECH LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2026 and 2025

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

All transactions and balances among the Company, its subsidiaries and consolidated VIE have been eliminated upon consolidation.

The accompanying consolidated financial statements reflect the activities of the following entities:

Name	Background	Ownership
Yubo International Biotech Limited (“Yubo New York”)	• A holding company • Incorporated in New York
Platinum International Biotech Co. LTD (“Platinum”)	• A Cayman Island company • Incorporated on April 7, 2020 • A holding company	100% owned by Yubo New York
Platinum International Biotech (Hong Kong) Limited. (“Platinum HK”)	• A Hong Kong company• Incorporated on May 4, 2020 • A holding company	100% owned by Platinum
Yubo International Biotech (Chengdu) Limited (“Yubo Chengdu”)	• A PRC company and deemed a wholly foreign owned enterprise • Incorporated on September 4, 2020 • Subscribed capital of $1,500,000 • A holding company	100% owned by Platinum HK
Yubo International Biotech (Beijing) Limited (“Yubo Beijing”)	• A PRC limited liability company• Incorporated on September 14, 2016 • Subscribed capital of $1,454,038 (RMB 10,000,000) • Stem cell storage and bank	VIE of Yubo Chengdu WFOE

Yubo Jingzhi Biotechnology (ChengDu) Co. Ltd. (“Yubo Jingzhi”)	• A PRC company incorporated on January 21, 2021	73% owned by Yubo Beijing

Yubo Global Biotechnology (Chengdu) Co. Ltd (“Yubo Global”)	• A PRC company incorporated on December 31, 2020	100% owned by Platinum HK

Phoenix Club Bio-Medical Technology (Chengdu) Co., LTD (“Yubo Phoenix”)	• A PRC company incorporated on April 12, 2021.	100% owned by Yubo Beijing

EpiAis Biomedical Engineering Co., Ltd. (“Yubo Shenzhen”)	• A PRC company incorporated on January 26, 2024	70% owned by Yubo Beijing

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

Financial Statements of Yubo Beijing (VIE)

The consolidated assets and liabilities of Yubo Beijing (VIE) and its subsidiaries at September 30, 2026 and December 31, 2025 consist of:

	September 30, 2026	December 31, 2025
Cash	$5,103	$3,869
Receivables (net)	50,976	68,576
Prepaid Expenses	123,385	209,316
Inventory	22,410	24,034
Due from related parties	300,619	288,057
Property and equipment (net)	17,125	43,030
Intangible assets (net)	38,540	42,080
Operating lease right of use asset	-	78,783
Lease security deposit	16,374	15,690
Receivables from other consolidated entities (A)	1,502,385	1,345,337
Total assets	2,076,917	2,118,772

Accounts payable and accrued expenses	1,349,598	1,008,758
Advances from prospective customers	467,713	440,344
Due to related parties	1,527,807	1,061,372
Operating lease liabilities	-	78,783
Payables to other consolidated entities (A)	1,372,213	1,224,020
Total liabilities	4,717,331	3,813,277
Shareholders' equity	$(2,640,414)	$(1,694,505)

(A)	Eliminated in consolidation.

See Note 16 for a condensed consolidating balance sheet of the Company at September 30, 2026 and a condensed consolidating statement of operations of the Company for the nine months ended September 30, 2026.

Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), which is the reporting currency of the Company. The functional currency of Platinum and Platinum HK is the United States dollar. The functional currency of the Company’s subsidiaries and VIE located in the PRC is the Renminbi (“RMB”). For the entities whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period ($1=RMB6.8820 for the nine months ended September 30, 2026 and $1=RMB7.2092 for the nine months ended September 30, 2025), assets and liabilities are translated at the current exchange rate at the end of the period ($1=RMB6.7351 at September 30, 2026 and $1=RMB7.0288 at December 31, 2025), and equity is translated at historical exchange rates. The resulting translation adjustments are included in determining other comprehensive income (loss). Transaction gains and losses, which were not significant for the periods presented, are reflected in the consolidated statements of operations.

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

Financial instruments include cash, receivables, due from related parties, accounts payable and accrued expenses, advances from prospective customers and due to related parties. The carrying values of these financial instruments approximate their fair values due to the short-term maturities of these instruments.

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

NOTE 3 – GOING CONCERN

The Company’s financial statements as of September 30, 2026 and December 31, 2025 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues and cash flows sufficient to cover its operating costs and allow it to continue as a going concern. At September 30, 2026, the Company had cash of $9,465 and negative working capital of $2,970,075. For the nine months ended September 30, 2026 and 2025, the Company had losses of $767,473 and $902,288, respectively. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its operating expenses and seeking third party equity and/or debt financing. On November 10, 2026, the Company obtained a financial support letter from its major shareholder. It is stated in the financial support letter that the main shareholder of the Company will undertake to provide continuous financial support to enable the Companies to meet its liabilities as and when they fall due for a period of 12 months from November 10, 2026.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	September 30,	December 31,
	2026	2025
	(Unaudited)
Nebulizers and components	$-	$-
Oral liquid health products	-	-
Beauty care products	-	-
Other	22,410	24,034
Total Inventory	$22,410	$24,034

NOTE 5 – DUE FROM RELATED PARTIES

Due from related parties consisted of:

	September 30,	December 31,
	2026	2025
	(Unaudited)
Beijing Zhenhuikang Biotechnology Co., LTD (“Zhenhuikang”) (1)	$300,619	$288,057
Total Due from Related Parties	$300,619	$288,057

(1)

Zhenhuikang is controlled by Beijing Zhenxigu Medical Research Center LP (“Zhenxigu”). Zhenxigu is controlled by Mr. Yulin Cao, a director and significant stockholder of Yubo Beijing. The amount due from related parties is non-interest bearing and due on demand.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2026	2025
	(Unaudited)
Leasehold improvements	$187,186	$187,186
X-Ray equipment	18,900	18,900
Office equipment	21,420	21,420
Total property and equipment	227,506	227,506
Less accumulated depreciation and amortization	(210,381)	(184,476)
Property and equipment, net	$17,125	$43,030

For the three months ended September 30, 2026 and 2025, depreciation and amortization of property and equipment was $650 and $41,893, respectively.

For the nine months ended September 30, 2026 and 2025, depreciation and amortization of property and equipment was $27,188 and $124,900, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets, net, consisted of the following:

	September 30,	December 31,
	2026	2025
	(Unaudited)
Distribution software	$33,912	$33,912
Experience center software	38,773	38,773
Patents acquired from related party	10,851	10,851
Wechat application	10,960	10,960
Total intangible assets	94,496	94,496
Less: Accumulated amortization	(55,956)	(52,416)
Intangible assets, net	$38,540	$42,080

For the three months ended September 30, 2026 and 2025, amortization of intangible assets expense was $1,772 and $1,694, respectively.

For the nine months ended September 30, 2026 and 2025, amortization of intangible assets expense was $5,260 and $8,454, respectively.

At September 30, 2026, the expected future amortization of intangible assets expense was:

Year ending December 31, 2026	$1,791
Thereafter	36,749
Total	$38,540

NOTE 8 – OPERATING LEASE RIGHT OF USE ASSETS AND OPERATING LEASE LIABILITIES

On August 5, 2024, Yubo Beijing executed a lease agreement with Beijing Bohui Business Management Services Co. Ltd. for office space in Beijing, China for a term of two years from August 26, 2024 to August 25, 2026. The lease provided for a security deposit of RMB110,000 and monthly rent of RMB55,000. The lease term expired on August 25, 2026, and the related right-of-use asset and lease liability were fully derecognized by September 30, 2026.

The Company had no future undiscounted minimum lease payments associated with recognized operating lease liabilities as of September 30, 2026.

At September 30, 2026, the Company had no recognized operating lease liabilities or operating lease right-of-use assets.

For the three months ended September 30, 2026 and 2025, occupancy expense attributable to leases was $28,707 and $46,920, respectively.

For the nine months ended September 30, 2026 and 2025, occupancy expense attributable to leases was $85,507 and $146,366, respectively.

NOTE 9 – ADVANCES FROM PROSPECTIVE CUSTOMERS

Advances from prospective customers consists of:

	In RMB		In USD
Source of Advance	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(Unaudited)		(Unaudited)
Advancer 1	1,544,748	1,544,748	$229,358	$219,774
Advancer 2	550,000	550,000	81,662	78,249
Advancer 3	500,000	500,000	74,238	71,136
Advancer 4	348,000	348,000	51,669	49,511
Advancer 5	50,000	50,000	7,424	7,114
Advancer 6	50,000	50,000	7,424	7,114
Advancer 7	31,012	31,012	4,604	4,412
Advancer 8	31	31	5	4
Advancer 9	76,300	21,300	11,329	3,030
	3,150,091	3,095,091	$467,713	$440,344

The related verbal agreements between Yubo Beijing and the nine advancers provide for the nine advancers to purchase inventory from Yubo Beijing or enter into such other arrangements with Yubo Beijing as the parties mutually agree. Pending formal approval of any such arrangements, all of the nine PRC advancers have the right to request the return of their advances.

NOTE 10 – DUE TO RELATED PARTIES

Due to related parties consisted of the following:

	September 30,	December 31,
	2026	2025
	(Unaudited)
Mr. Yang Wang (1)	$129,956	$129,956
Mr. Jun Wang (2)	1,492,062	1,025,624
Ms. Huang Li (3)	55,486	55,486
Mr. Yanxi Wang	374	374
Total	$1,677,878	$1,211,440

(1)	Mr. Yang Wang controls 20.85% of the outstanding Class A common stock of Yubo New York and is a director of the Company and Yubo Beijing.

(2)	Mr. Jun Wang controls 33.34% of the outstanding Class A common stock of Yubo New York and is the President of the Company and CEO of Yubo Beijing.

(3)	Ms. Huang Li is a shareholder of Focus One Technology Group Limited (“Focus One”). Focus One owns 9.62% of the issued and outstanding Class A common stock of the Company.

The due to related parties payables are non-interest bearing and are due on demand.

NOTE 11 – SHAREHOLDERS’ EQUITY

Yubo Biotech International Limited

The Company has three types of stocks:

Preferred stock – par value 0.01 per share, 5,000,000 shares authorized, none issued.

Common Stock Class A – par value $0.001 per share, 1,000,000,000 shares authorized, 170,416,343 shares issued and outstanding at September 30, 2026 and December 31, 2025.

Common Stock Class B – par value $0.001 per share, 3,750,000 shares authorized, 4,447 shares issued and outstanding at September 30, 2026 and December 31, 2025.

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

Platinum International Biotech Co., LTD (Cayman Islands) (“Platinum”)

Platinum has authorized 500,000,000 ordinary shares with a par value of $0.0001 per share with 10,152,284 shares issued and outstanding at September 30, 2026 and December 31, 2025.

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

Since inception to September 30, 2026, the PRC subsidiaries and VIE have not generated any profit and had negative retained earnings as of September 30, 2026. As a result, these entities have not accrued statutory reserve funds.

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

Hong Kong

Platinum HK was incorporated under the Hong Kong tax law where the statutory income tax rate is 16.5%. Platinum HK has had no taxable income or loss from May 4, 2020 (inception) to September 30, 2026.

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

The composition of income tax expense was as follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
(Unaudited)
Current income tax expense	$-	$-
Deferred income tax expense	-	-
Provision for income taxes	$-	$-

The components of deferred tax assets were as follows:

	September 30, 2026	December 31, 2025
	(Unaudited)
Deferred tax assets, gross	$2,024,934	$1,833,066
Valuation allowance	(2,024,934)	(1,833,066)
Deferred tax assets, net	$-	$-

The reconciliation of the provisions for (benefits from) income tax by applying the PRC tax rate to income (loss) before provisions for income tax and the actual provisions for income tax is as follows:

	Nine months ended September 30, 2026	Nine months ended September 30, 2025
	(Unaudited)
Loss before provision for income taxes	$(767,473)	$(902,288)
Income tax benefit computed at an applicable tax rate of 25%	(191,868)	(225,572)
Change in valuation allowance	191,868	225,572
Provision for income taxes	$-	$-

Accounting for Uncertainty in Income Taxes

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises complete their relevant tax filings. Therefore, the Company’s PRC entities’ tax filings results are subject to change and may lead to tax liabilities.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluated the Company’s tax positions and concluded that no liability for uncertainty in income taxes was necessary as of September 30, 2026 and December 31, 2025.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Credit risk

Cash deposits with banks are held in financial institutions in the PRC, which are insured with deposit protection up to RMB500,000 (approximately $74,238 at September 30, 2026). Accordingly, the Company has a concentration of credit risk from time to time relating to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

NOTE 15 – MAJOR CUSTOMERS

Sales were 0 for the nine months ended September 30, 2026.

NOTE 16 – CONDENSED CONSOLIDATING BALANCE SHEET AND STATEMENT OF OPERATIONS

A condensed consolidating balance sheet of the Company as of September 30, 2026 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

ASSETS
Total Current Assets	$-	$360	$76,499	$-	$502,493	$-	$579,352
Investment in subsidiaries and variable interest entity (VIE)	(2,181,987)	930,000	-	-	547,876	704,111	-
Intercompany receivables	-	-	464,474	-	954,508	(1,418,982)	-
Other assets	-	-	-	-	72,040	(1)	72,039
Total Assets	$(2,181,987)	$930,360	540,973	-	2,076,917	(714,872)	651,391
LIABILITIES AND SHAREHOLDERS' EQUITY

Total current liabilities	$-	$150,000	$54,309	$-	$3,345,118	$-	$3,549,427
Intercompany payables	-	-	46,770	-	1,372,213	(1,418,983)	-
Other liabilities	-	-	-	-	-	-	-
Total Liabilities	-	150,000	101,079	-	4,717,331	(1,418,983)	3,549,427

Shareholders' Deficit:
Capital stock and additional paid in capital	-	1,569,229	888,731	-	4,852,163	(1,670,820)	5,639,303
Accumulated deficit	(2,181,987)	(788,869)	(448,837)	-	(7,404,231)	2,374,931	(8,448,993)
Accumulated other comprehensive income (loss)	-	-	-	-	(40,260)	-	(40,260)
Non—controlling interests	-	-	-	-	(48,086)	-	(48,086)
Total Deficit	(2,181,987)	780,360	439,894	-	(2,640,414)	704,111	(2,898,036)
Total Liabilities and Shareholders' Equity	$(2,181,987)	$930,360	$540,973	$-	$2,076,917	$(714,872)	$651,391

A condensed consolidating statement of operations of the Company for the nine months ended September 30, 2026 follows:

	Yubo International Biotech Limited (Parent Company)	Platinum (Cayman Island) and Platinum HK (Cayman Island)	Yubo Global	Yubo Chengdu (WFOE)	Yubo Beijing (VIE Subsidiaries)	Elimination	Consolidated

Sales of product and services	$-	$-	$-	$-	$-	$-	$-
Cost of goods and services sold	-	-	-	-	-	-	-
Gross profit	-	-	-	-	-	-	-
Total operating expenses	-	-	-	-	731,522	-	731,522
Loss from operations	-	-	-	-	(731,522)	-	(731,522)
Other income (expense)	-	-	1	-	(35,952)	-	(35,951)
Equity in net loss of subsidiaries and variable interest entity (VIE)	-	-	-	-	-	-	-
Net Loss	$-	$-	$1	$-	$(767,474)	$-	$(767,473)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included under “Part I Financial Information—Item 1. Financial Statements” of this Quarterly Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Part II Other Information—Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

As of the date of this Quarterly Report, HCL, PLLC (“HCL”), our independent registered public accounting firm, is headquartered in the United States, and as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts inspections to assess its compliance with the applicable professional standards. Our auditor is subject to inspection by the PCAOB on a regular basis. As noted above, on December 15, 2022, the PCAOB issued a report that vacated the 2021 PCAOB determinations and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. Although our auditor is headquartered in the United States, we cannot assure you whether OTC Markets or regulatory authorities would not in the future apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit. If it is later determined that the PCAOB is unable to inspect or investigate completely our auditor because of a position taken by an authority in a foreign jurisdiction or any other reasons, the lack of inspection could cause the trading in our securities to be prohibited under the Holding Foreign Companies Accountable Act, and as a result OTC Markets may delist or suspend the trading of our Class A common stock. If our Class A common stock is unable to be listed on another securities exchange, such a delisting or suspension would substantially impair your ability to sell or purchase our securities when you wish to do so, and the risk and uncertainty associated with a potential delisting would have a negative impact on the price of our Class A common stock.

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

Use of estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 2 – Summary of Significant Accounting Policies to our unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included elsewhere in this Quarterly Report.

Results of Operations for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025, and for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Sales, Cost of Goods Sold and Gross Profit

Our sales were nil for both the three months ended September 30, 2026 and 2025. As a result, our cost of goods sold and gross profit were also nil for both periods.

Our sales were 0 for both the nine months ended September 30, 2026 and 2025. As a result, our cost of goods sold and gross profit were also 0 for both periods. Based on our current status, due to changes in the market environment, the Company has continued to conduct market research and evaluation, including assessment of market outlook, risk factors and compliance considerations. The Company has also been actively exploring more effective sales approaches and distribution channels. As a result, the Company has not yet generated revenue from these products during the relevant period.

Operating Expenses

Our operating expenses decreased by $106,746, or 34.4%, to $203,388 for the three months ended September 30, 2026 from $310,134 for the three months ended September 30, 2025. The decrease primarily reflected lower depreciation of property and equipment, employee compensation, occupancy expense and other operating expenses.

Our operating expenses decreased by $170,706, or 18.9%, to $731,522 for the nine months ended September 30, 2026 from $902,228 for the nine months ended September 30, 2025. The decrease primarily reflected lower depreciation and amortization of property and equipment, occupancy expense and employee compensation, partially offset by higher other operating expenses.

Loss from Operations

Our loss from operations decreased by $106,746, or 34.4%, to $203,388 for the three months ended September 30, 2026 from $310,134 for the three months ended September 30, 2025, reflecting the decrease in operating expenses.

Our loss from operations decreased by $170,706, or 18.9%, to $731,522 for the nine months ended September 30, 2026 from $902,228 for the nine months ended September 30, 2025, reflecting the decrease in operating expenses.

Other Income (Expense)

We recorded other expense of $338 for the three months ended September 30, 2026, compared with other expense of $18 for the three months ended September 30, 2025.

We recorded other expense of $35,951 for the nine months ended September 30, 2026, compared with other expense of $60 for the nine months ended September 30, 2025. The increase primarily reflected bad debt of the prepayment recorded in 2026.

Net Loss

Our net loss decreased by $106,426, or 34.3%, to $203,726 for the three months ended September 30, 2026 from $310,152 for the three months ended September 30, 2025. The decrease in operating expenses more than offset the increase in other expense.

Our net loss decreased by $134,815, or 14.9%, to $767,473 for the nine months ended September 30, 2026 from $902,288 for the nine months ended September 30, 2025. The decrease in net loss was primarily due to lower operating expenses, partially offset by higher other expense.

Liquidity and Capital Resources

Our material cash requirements as of September 30, 2026 and any subsequent interim period primarily include our capital expenditures, occupancy costs and working capital requirements.

As of September 30, 2026, we had cash and cash equivalents on hand of $9,465 and negative working capital of $2,970,075. Generally, the primary sources of our funds have been loans from our shareholders and capital contributions. On November 10, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder and our president and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following November 10, 2026. With such financial support letter, we believe that our cash on hand will be sufficient to meet our and Yubo Beijing’s anticipated cash requirements through November 10, 2027. We intend to continue working toward identifying and obtaining new sources of financing and we may raise additional capital in 2026. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Cash Flows

Net cash provided by (used in) operating activities

Net cash used in operating activities was $291,418 for the nine months ended September 30, 2026, compared with $714,050 for the nine months ended September 30, 2025. The decrease in cash used primarily reflected the lower net loss and favorable changes in operating assets and liabilities, including the increase in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was nil for the nine months ended September 30, 2026, compared with $79,904 for the nine months ended September 30, 2025. The decrease reflected the absence of proceeds from sales of equipment in 2026.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $303,213 for the nine months ended September 30, 2026, compared with $473,919 for the nine months ended September 30, 2025. The decrease reflected lower net advances from related parties.

Shareholder Loans

As of September 30, 2026, we had payables due to Mr. Jun Wang, our President and a director, of $1,492,062; Mr. Yang Wang, our Chief Executive Officer and a director, of $129,956; Ms. Huang Li, our indirect shareholder, of $55,486; and Mr. Yanxi Wang, our shareholder, of $374.

All of our shareholder loans are due on demand and non-interest bearing. See Note 10: Due to Related Parties to our unaudited consolidated interim financial statements included elsewhere in this Quarterly Report.

Going concern

The accompanying interim unaudited consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. To date, we have not yet established an ongoing source of revenues and cash flows sufficient to cover our operating costs and allow us to continue as a going concern. For the three and nine months ended September 30, 2026, we had net losses of $203,726 and $767,473, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. In order to continue as a going concern, we will need, among other things, additional capital resources. Management’s plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our operating expenses and seeking third party equity and/or debt financing. On November 10, 2026, we obtained a financial support letter from Jun Wang, our largest shareholder, and our President and a director. Pursuant to the financial support letter, Jun Wang has agreed to undertake to provide continuous financial support to enable us to meet our liabilities as and when they become due for a period of 12 months following November 10, 2026.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, no director or officer of our Company adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

YUBO INTERNATIONAL BIOTECH LIMITED

Date: November 10, 2026	By:	/s/ Yang Wang
Yang Wang
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Lina Liu
Lina Liu
Chief Financial Officer, Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

